Form 10-Q
period 2010-06-30
Omnitek Engineering Corp
filed 2010-08-16
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: JUNE 30, 2010

Commission File Number     000-53955

OMNITEK ENGINEERING CORP.

 (Exact name of Registrant as specified in its charter)

California	33-0984450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1945 S. Rancho Santa Fe Road, San Marcos, California 92078

 (Address of principal executive offices, Zip Code)

(760) 591-0089

 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X  .    No       .

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       .  No   X  .

As of July 30, 2010, the Registrant had 15,547,675 shares of its no par value Common Stock outstanding.

ii

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$14,805	$78,991
Accounts receivable, net of allowance of $10,000	94,385	10,813
Accounts receivable -related party	10,258	73,749
Inventory	1,094,032	1,083,399
Deposits	96,042	128,359

Total Current Assets	1,309,522	1,375,311

FIXED ASSETS, net	6,399	11,727

OTHER ASSETS
Prepaid expense	2,500	2,500
Intellectual property, net	118,065	158,503

Total Other Assets	120,565	161,003

TOTAL ASSETS	$1,436,486	$1,548,041

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$80,636	$11,832
Accounts payable-related parties	23,103	16,105
Accrued expenses-related parties	385,086	371,050
Customer deposits	258,314	194,331
Note payable	34,666	84,158

Total Current Liabilities	781,805	677,476

Total Liabilities	781,805	677,476

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
16,147,675 and 16,127,675 shares issued and 16,047,675
and 16,027,675 shares outstanding, respectively	2,337,976	2,330,476
Additional paid-in capital	3,788,337	3,366,794
Accumulated deficit	(5,471,632)	(4,826,705)

Total Stockholders' Equity	654,681	870,565

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,436,486	$1,548,041

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Operations
(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

REVENUES	$357,013	$353,696	$774,255	$565,053
COST OF GOODS SOLD	203,080	201,018	454,333	331,049
GROSS MARGIN	153,933	152,678	319,922	234,004

OPERATING EXPENSES

General and administrative	215,506	202,777	837,255	424,146
Research and development expense	29,508	63,779	68,220	126,497
Depreciation and amortization expense	22,786	24,384	46,517	48,406

Total Operating Expenses	267,800	290,940	951,992	599,049

LOSS FROM OPERATIONS	(113,868)	(138,262)	(632,070)	(365,045)

OTHER INCOME (EXPENSE)

Other income	-	-	-	69,022
Interest expense	(7,612)	(6,896)	(15,415)	(13,599)
Interest income	1,688	1,688	3,358	3,358

TOTAL OTHER INCOME (EXPENSE)	(5,924)	(5,208)	(12,057)	58,781

NET LOSS BEFORE INCOME TAXES	(119,792)	(143,470)	(644,127)	(306,264)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(119,792)	$(143,470)	$(644,927)	$(307,064)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,147,675	16,006,398	16,143,382	16,006,398

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2008	16,006,398	$2,320,476	$2,933,948	$(3,469,010)	$1,785,414

Common stock issued for
conversion of note payable	21,277	10,000	-	-	10,000

Common stock issued as
collateral for note payable	100,000	-	-	-	-

Value of options issued for services	-	-	266,331	-	266,331

Value of warrants issued for services	-	-	145,254	-	145,254

Contributed interest on related
party payables	-	-	21,261	-	21,261

Net loss for year ended
December 31, 2009	-	-	-	(1,357,695)	(1,357,695)

Balance, December 31, 2009	16,127,675	2,330,476	3,366,794	(4,826,705)	870,565

Common stock issued for
conversion of note payable	20,000	7,500	-	-	7,500
(unaudited)

Value of options and warrants
issued for services (unaudited)	-	-	410,752	-	410,752

Contributed interest on related
party payables (unaudited)	-	-	10,791	-	10,791

Net loss for the six months ended
June 30, 2010 (unaudited)	-	-	-	(644,927)	(644,927)

Balance, June 30, 2010 (unaudited)	16,147,675	$2,337,976	$3,788,337	$(5,471,632)	$654,681

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Cash Flows
(unaudited)
	For the Six	For the Six
	Months Ended	Months Ended
	June 30	June 30
	2010	2009
OPERATING ACTIVITIES

Net loss	$(644,927)	$(307,064)
Adjustments to reconcile net loss to
net cash used by operating activities:
Impairment of investments	-	900
Amortization and depreciation expense	46,517	48,406
Options and warrants granted	410,752	133,669
Contributed interest	10,791	10,631

Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(83,574)	(92,701)
(Increase) decrease in accounts receivable-related parties	63,491	(566)
(Increase) decrease in inventory	(10,633)	72,770
(Increase) decrease in inventory deposits	32,317	26,611
Increase (decrease) in accounts payable and accrued expenses	86,792	64,382
Increase (decrease) in customer deposits	63,983	(71,765)
Increase (decrease) in accrued expenses-related parties	10,549	64,839
Net Cash Used in Operating Activities	(13,942)	(49,889)

INVESTING ACTIVITIES

Purchase of intellectual property	(750)	-
Purchase of property and equipment	-	(1,475)
Net Cash Used in Investing Activities	(750)	(1,475)

FINANCING ACTIVITIES

Proceeds from note payable	-	10,000
Repayment of note payable	(49,494)	-
Net Cash Provided by (Used in) Financing Activities	(49,494)	10,000

NET DECREASE IN CASH	(64,186)	(41,364)
CASH AT BEGINNING OF PERIOD	78,991	46,471

CASH AT END OF PERIOD	$14,805	$5,108

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,260	$-
Income Taxes	$800	$800
NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$7,500	$-

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements June 30, 2010
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in San Marcos, California at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
Location:
San Marcos, CA
Raw materials	$946,884	$1,034,923
Finished goods	633,535	486,220
Peru (finished goods)	18,454	18,454
Allowance for obsolete inventory	(456,198)	(456,198)
	$1,094,032	$1,083,399

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $232,395, for the six months ended June 30, 2010 and the year ended December 31, 2009, respectively.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

During the years ended December 31, 2007 through 2009, the Company acquired a minority interest in various distributors in exchange for use of the Company’s name and Logo. As of June 30, 2010, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C.  As of June 30, 2010 and December 31, 2009, the Company was owed $10,258 and $73,749, by related parties for the purchase of products, respectively.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of June 30, 2010 and December 31, 2009, the Company owed related parties for such expenses, goods and services in the amounts of $23,103 and $16,105m respectively.

Accrued Expenses – Related Parties

As of June 30, 2010 and December 31, 2009, related parties were owed $385,086 and $371,050 for services performed for the Company, respectively.  The Company recorded $10,791 and $10,631 in imputed interest on the related party payable during the six months ended June 30, 2010 and 2009, respectively. This amount was contributed to additional paid-in capital.

NOTE 5 - NOTE PAYABLE

As of June 30, 2010, the Company has a current note payable to Brad Birdwell, in the amount of $34,666, which bears interest at 12% per annum. The note calls for the Company to make monthly payments of $8,885 of principal and interest, with the final payment due October 15, 2010.  The note is secured by 100,000 shares, of the Company’s common stock and certain inventory parts.  As stipulated by the note the 100,000 shares have been issued in the Company’s name.  Although issued, the shares are not considered outstanding. When the note is paid in full, the shares will be cancelled. If the Company defaults on the note, the rights of the collateral allow the collateral to be sold and the proceeds of the sales to be applied to the outstanding indebtedness, until the remaining amount due on the note is paid in full.

NOTE 6 - STOCK OPTIONS

During the six months ended June 30, 2010 and 2009, the Company recognized expense of $410,572 and $126,973, respectively, for options that vested during the periods pursuant to ASC Topic 718.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the Plan”).   Under the plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of June 30, 2010 the Company has a total of 1,610,000 options issued under the plan.  No options were issued under the plan during the periods ended June 30, 2010 and December 31, 2009.

A summary of the status of the options and warrants granted at June 30, 2010 and December 31, 2009 and changes during the periods then ended is presented below:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,170,000	$ 0.57	4,670,000	$ 0.57
Granted	700,000	0.125	900,000	0.39
Expired or cancelled	(1,200,000)	0.44	(400,000)	0.125
Outstanding at end of period	4,670,000	0.54	5,170,000	0.57
Exercisable	3,203,333	$ 0.45	3,273,333	$ 0.50

NOTE 6 - STOCK OPTIONS (CONTINUED)

A summary of the status of the options and warrants outstanding at June 30, 2010 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.50	1,950,000	2.75 years	$ 0.23	1,350,000	$ 0.16
0.51-0.75	1,580,000	4.3 years	0.63	1,580,000	0.63
0.76-1.00	1,140,000	4.0 years	0.95	273,333	0.92

$0.01-1.00	4,670,000	3.6 years	$ 0.54	3,203,333	$ 0.45

On January 5, 2010, the Company granted 700,000 previously expired options to a consultant. The fair value of the options granted was estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: risk-free interest rate of 0.97%, expected dividend yield of zero, expected lives of one and one half years and expected volatility of 196.7%.

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.

There are no material subsequent events to report.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this periodic report.  Some of the statements under “Management’s Discussion and Analysis,” “Description of Business” and elsewhere herein may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the alternative fuels engines industry in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. The safe harbor provisions of the federal securities laws do not apply to any forward-looking statements contained in this registration statement.

All forward-looking statements address such matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read herein reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our written and oral forward-looking statements attributable to us or individuals acting on our behalf and such statements are expressly qualified in their entirety by this paragraph.

A.

Results of Operations

For the three months ended June 30, 2010 and 2009

Our sales increased to $357,013 in 2010 from $353,696 in 2009, an increase of 1%.  Our international sales decreased by $67,203 from $182,571 to $115,368, and our U.S. sales increased by $70,520 from $171,125 to $241,645.

Our cost of sales rose to $203,080 in 2010 from $201,018 in 2009. Our Gross Margin was 43% in 2010 compared to 43% in 2009. We expect that our gross margin will continue in the 40% range until our operations grow sufficiently to allow us to negotiate better pricing for our components.

Our operating expenses for 2010 were $267,800 compared to $290,940 in 2009. Because of the decline in sales in 2009, we implemented a severe cost-cutting program. However, in 2010 we incurred a $39,185 expense for the value of options extended to consultants compared to $62,399 during 2009. Other major components of general and administrative expenses during 2010 were accounting expenses of $20,301, rent expense of $31,598, related party services of $31,685, and salary and wages of $51,869. This compares to accounting expenses of $296, rent expense of $25,365, related party services of $61,778, and salaries and wages of $55,700 during 2009. In 2010 we incurred approximately $35,000 of legal and accounting expenses in connection with the filing of our registration statement. We decreased research and development outlays to $29,508 in 2010 from $63,779 in 2009.

Our net loss for the three months ended June 30, 2010 was $119,792 compared to $143,470 in 2009. Our loss decreased because of our cost cutting efforts despite the costs incurred in filing our registration statement and the value of the extended options.

Excluding the non cash expenses for options and contributed interest our net loss would have been $57,393 and $74,376 during 2010 and 2009, respectively. We expect that we will continue to grant options and warrants to obtain the services we require as a way to reduce cash expenditures.

For the six months ended June 30, 2010 and 2009

Our sales increased to $774,255 in 2010 from $565,053 in 2009. The increase of 37% was the result of the higher energy costs that increased the demand for alternative energy sources worldwide. During the first half of 2010 diesel prices rose from approximately $2.75 per gallon in California to approximately $3.25 per gallon, while natural gas prices stayed constant. This created an incentive to convert engines using our technology. Our international sales increased by $15,118 from $299,746 to $314,864, and our U.S. sales increased by $194,083 from $265,307 to $459,390.

Our cost of sales rose to $454,333 in 2010 from $331,049 in 2009. Our Gross Margin was 41% in 2010 compared to 41% in 2009. We expect that our gross margin will continue in the 40% range until our operations grow sufficiently to allow us to negotiate better pricing for our components.

Our operating expenses for 2010 were $951,992 compared to $599,049 in 2009. Because of the decline in sales in 2009, we implemented a severe cost-cutting program. However, in 2010 we incurred a $418,252 expense for the value of options and shares extended to consultants compared to $126,973. Other major components of general and administrative expenses during 2010 were accounting expenses of $51,069, rent expense of $63,196, related party services of $63,370 and salary and wages of $105,686. This compares to accounting expenses of $26,723, rent expense of $51,647, related party services of $120,878, and salaries and wages of $109,859 during 2009. In 2010 we incurred approximately $35,000 of legal and accounting expenses in connection with the filing of our registration statement. We decreased research and development outlays to $68,220 in 2010 from $126,497 in 2009.

Our net loss for the six months ended June 30, 2010 was $644,927 compared to $307,064 in 2009. Our loss increased despite our cost cutting efforts because of the costs incurred in filing our registration statement and the value of the extended options.

Excluding the non cash expenses for options and contributed interest our net loss would have been $226,675 and $173,335 during 2010 and 2009, respectively. We expect that we will continue to grant options and warrants to obtain the services we require as a way to reduce cash expenditures.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we have sufficient cash to meet our operating requirements for the proximate 12 months.

Liquidity and Capital Resources

Overview

For the Six Months Ended June 30, 2010 and 2009

We have historically incurred significant losses which have resulted in a total retained deficit of $5,471,632 at June 30, 2010. In particular we incurred a loss of $644,927 and $307,064 during the aix months ended June 30, 2010 and 2009, respectively.

At June 30, 2010, our current liabilities totaled $781,805 and our current assets totaled $1,309,522. This leaves a net of $527,717 to cover possible negative cash flows in 2010. We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis. We believe that our liquidity is sufficient for at least the next twelve months.

We have no firm commitments or obligations for capital expenditures. However, substantial discretionary expenditures will be required to enable us to conduct existing and planned product research, design, development, manufacturing, marketing and distribution of our products and Intellectual Property. We may need to raise additional capital to facilitate growth and support our long-term product development, manufacturing, and marketing programs. The Company has no established bank-financing arrangements and until we have sufficient assets, capital, and inventory or accounts receivable, it is not anticipated that we will secure any bank financing in the near future. Therefore, it is likely that we may need to seek additional financing through subsequent future public or private sales of our securities, including equity securities. We may also seek funding for the development, manufacturing, and marketing of its products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our research and development programs.

Operating Activities

We have realized a negative cash flow from operations of $13,942 for the six months ended June 30, 2010 compared to a negative cash flow of $49,889 during the six months ended June 30, 2009. Included in the net loss are non cash expenses which are not a drain on our capital resources. During 2010, these expenses include the value of options and warrants granted in the amount of $410,752, contributed interest of $10,791, depreciation and amortization of $46,517 and common stock issued for services valued at $7,500. Excluding these non cash amounts, the net loss would have been $169,367 for the six months ended June 30, 2010.

Financing Activities

During 2010 we repaid $49,494 compared to $10,000 of proceeds from notes payable during 2009.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The Company's financial statements are prepared using the accrual method of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where significant estimates are required include the following:

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.

Inventory is stated at the lower of cost or market. The Company’s inventory consists of finished goods and raw material. The Company identifies items in its inventory that have not been sold in a timely manner. Accordingly, the Company has established an allowance for the cost of such obsolete inventory.

The Company assesses the recoverability of its long lived assets annually and whenever circumstances would indicate that there may be an impairment. The Company compares the estimated undiscounted future cash flows to the carrying value of the long lived assets to determine if an impairment has occurred. In the event that an impairment has occurred, the Company recognizes the impairment immediately.

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The Company uses historical experience to determine the likely-hood of realization of deferred tax liabilities and assets.

Revenue Recognition

The Company recognizes revenue from the sale of new engines for use with compressed natural gas and engine components to convert existing engines to compressed natural gas use. Revenue is recognized upon shipment of the products, and when collection is reasonably assured.

Accounting for Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company's financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

At December 31, 2009, the Company had net operating loss carry forwards of approximately $500,000 through 2029. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2010 the Company adopted the following accounting pronouncements, which had no impact on the financial statements or results of operation:

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding.  No federal, state or local governmental agency is presently contemplating any proceeding against the Company.  No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the period covered by this report, the Company has issued no securities without registration under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

Until May 28, 2010, the Company’s common stock was traded on the Prime OTCQX under the symbol OMTK.  On May 3, 2010, the OTCQX notified the Company that it had fallen below the financial listing standard and was moved to the Pink Sheets on May 28, 2010.  At the present time, the Company’s common stock is traded on the Pinksheets under the symbol OMTK.  There is currently a limited public market for the Common Stock, and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained.

ITEM 6. EXHIBITS

(a)

Documents filed as part of this Report.

1.

Financial Statements.  The unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2010 and the audited balance sheet as of December 31, 2009, the unaudited Statements of Operations for the three months and six-month periods ended June 30, 2010 and 2009, the Consolidated Statements Stockholders’ Equity, and the unaudited Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009,   together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3.

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K. Exhibits 10.1 through 10.20 relate to compensatory plans incorporated by reference as exhibits hereto pursuant to Item 15(b) of Form 10-K.

Exhibit
Number	Description of Exhibit
2.01	Pensare Inc. Merger Agreement and Plan of Reorganization(1)
3.01	Amended and Restated Articles of Incorporation(1)
3.02	Amended and Restated By-laws(1)
10.01	Exclusive Representation Agreement with Omnitek Stationary, Inc., dated December 2, 2009(1)
10.02	Exclusive Representation Agreement with Omnitek Peru SAC dated September 28, 2009(2)
10.03	Exclusive Representation Agreement with Omnitek Thailand Co., Ltd. dated November 1, 2007(2)
10.04	Employment Agreement of Werner Funk(2)
10.05	Employment Agreement of Janice Quigley(2)
21.01	Subsidiaries(1)
24.01	Power of Attorney(1)
31.1	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002(3)
31.2	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002(3)
32.1	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)

Incorporated by reference to our Registration Statement on Form 10 filed on April 27, 2010.

(2)

Incorporated by reference to our Registration Statement on Form 10/A-2 filed on July 15, 2010.

(3)

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

OMNITEK ENGINEERING CORP.

Dated: August 16, 2010

/s/ Werner Funk

By: Werner Funk

Its: President and CEO