Form 10-Q
period 2010-09-30
Omnitek Engineering Corp
filed 2010-11-12
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: SEPTEMBER 30, 2010

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

As of October 29, 2010, the Registrant had 15,547,675 shares of its no par value Common Stock outstanding.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of September 30, 2010 and December 31, 2009	1
Statements of Operations for the three months ended September 30, 2010 and September 30, 2009, and for the nine months ended September 30, 2010 and September 30, 2009	2
Statements of Shareholders’ Equity for the nine months ended September 30, 2010, and the year ended December 31, 2009.	3
Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009	4
Notes to the Financial Statements	5-8
Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4 Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. [Removed and Reserved]	14
Item 5. Other Information	14
Item 6. Exhibits	14

ii

PART I

FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Balance Sheets

ASSETS

	September 30	December 31,
	2010	2009
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$40,600	$78,991
Accounts receivable, net of allowance of $10,000	69,963	10,813
Accounts receivable -related party	-	73,749
Inventory	1,122,732	1,083,399
Deposits	123,706	128,359
Prepaid expense	22,500	-

Total Current Assets	1,379,501	1,375,311

FIXED ASSETS, net	5,399	11,727

OTHER ASSETS
Prepaid expense	-	2,500
Intellectual property, net	97,664	158,503

Total Other Assets	97,664	161,003

TOTAL ASSETS	$1,482,564	$1,548,041

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$123,444	$11,832
Accrued expenses-related parties	404,011	371,050
Accounts payable-related parties	18,311	16,105
Customer deposits	280,738	194,331
Note payable	26,123	84,158

Total Current Liabilities	852,628	677,476

Total Liabilities	852,628	677,476

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
15,647,675 and 16,127,675 shares issued and 15,547,675
and 16,027,675 shares outstanding, respectively	2,357,976	2,330,476
Additional paid-in capital	3,836,926	3,366,794
Accumulated deficit	(5,564,966)	(4,826,705)

Total Stockholders' Equity	629,936	870,565

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,482,564	$1,548,041

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Operations
(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

REVENUES	$402,119	$321,194	$1,176,373	$886,248
COST OF GOODS SOLD	160,419	154,751	614,752	485,801
GROSS MARGIN	241,700	166,443	561,621	400,447

OPERATING EXPENSES

General and administrative	274,806	207,333	1,112,063	631,478
Research and development expense	33,487	63,673	101,708	190,170
Depreciation and amortization expense	21,404	24,385	67,917	72,791

Total Operating Expenses	329,697	295,391	1,281,688	894,439

LOSS FROM OPERATIONS	(87,997)	(128,948)	(720,067)	(493,992)

OTHER INCOME (EXPENSE)

Other income	-	-	-	69,022
Interest expense	(7,044)	(4,880)	(22,459)	(18,479)
Interest income	1,707	1,707	5,065	5,065

TOTAL OTHER INCOME (EXPENSE)	(5,337)	(3,173)	(17,394)	55,608

NET LOSS BEFORE INCOME TAXES	(93,334)	(132,121)	(737,461)	(438,384)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(93,334)	$(132,121)	$(738,261)	$(439,184)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	15,547,675	16,006,398	15,573,902	16,006,398

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2008	16,006,398	$2,320,476	$2,933,948	$(3,469,010)	$1,785,414

Common stock issued for
conversion of note payable	21,277	10,000	-	-	10,000

Common stock issued as
collateral for note payable	100,000	-	-	-	-

Value of options issued for services	-	-	266,331	-	266,331

Value of warrants issued for services	-	-	145,254	-	145,254

Contributed interest on related
party payables	-	-	21,261	-	21,261

Net loss for year ended
December 31, 2009	-	-	-	(1,357,695)	(1,357,695)

Balance, December 31, 2009	16,127,675	2,330,476	3,366,794	(4,826,705)	870,565

Common stock issued for
conversion of note payable	20,000	7,500	-	-	7,500
(unaudited)

Common stock forfeited (unaudited)	(600,000)	-	-	-	-

Common stock issued for
services (unaudited)	100,000	20,000	-	-	20,000

Value of options and warrants
issued for services (unaudited)	-	-	453,397	-	453,397

Contributed interest on related
party payables (unaudited)	-	-	16,735	-	16,735

Net loss for the nine months ended
September 30, 2010 (unaudited)	-	-	-	(738,261)	(738,261)

Balance, September 30, 2010 (unaudited)	15,647,675	$2,357,976	$3,836,926	$(5,564,966)	$629,936

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Cash Flows
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30	September 30
	2010	2009
OPERATING ACTIVITIES

Net loss	$(738,261)	$(439,184)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Impairment of investments	-	900
Amortization and depreciation expense	67,917	72,791
Options and warrants granted	453,397	199,079
Contributed interest	16,735	15,946
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(59,150)	(104,574)
(Increase) decrease in accounts receivable-related parties	73,749	7,043
(Increase) decrease in inventory	(39,333)	172,702
(Increase) decrease in inventory deposits	4,653	11,705
Increase (decrease) in accounts payable and accrued expenses	118,268	63,906
Increase (decrease) in customer deposits	86,407	(40,062)
Increase (decrease) in accrued expenses-related parties	36,012	(4,808)

Net Cash Provided by (Used in) Operating Activities	20,394	(44,556)

INVESTING ACTIVITIES

Purchase of intellectual property	(750)	-
Purchase of property and equipment	-	(1,475)

Net Cash Used in Investing Activities	(750)	(1,475)

FINANCING ACTIVITIES

Proceeds from note payable	-	10,000
Repayment of note payable	(58,035)	-

Net Cash Provided by (Used in) Financing Activities	(58,035)	10,000

NET DECREASE IN CASH	(38,391)	(36,031)
CASH AT BEGINNING OF PERIOD	78,991	46,471

CASH AT END OF PERIOD	$40,600	$10,440

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$5,723	$-
Income Taxes	$800	$800
NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$7,500	$-
Common stock issued for prepaid services	$20,000	$-

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.Condensed Notes to Financial Statements September 30, 2010(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in San Marcos, California at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
Location:
San Marcos, CA
Raw materials	$882,802	$1,034,923
Finished goods	677,674	486,220
Peru (finished goods)	18,454	18,454
Allowance for obsolete inventory	(456,198)	(456,198)

	$1,122,732	$1,083,399

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $232,395, for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

OMNITEK ENGINEERING CORP.Condensed Notes to Financial Statements September 30, 2010(unaudited)

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2010 and December 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

During the years ended December 31, 2007 through 2009, the Company acquired a minority interest in various distributors in exchange for use of the Company’s name and Logo. As of September 30, 2010, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C.  As of September 30, 2010 and December 31, 2009, the Company was owed $-0- and $73,749, respectively, by related parties for the purchase of products.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of September 30, 2010 and December 31, 2009, the Company owed related parties for such expenses, goods and services in the amounts of $18,311 and $16,105, respectively.

Accrued Expenses – Related Parties

As of September 30, 2010 and December 31, 2009, related parties were owed $404,011 and $371,050, respectively, for services performed for the Company.  The Company recorded $16,736 and $10,631 in imputed interest on the related party payable during the nine months ended September 30, 2010 and 2009. This amount was contributed to additional paid-in capital.

OMNITEK ENGINEERING CORP.Condensed Notes to Financial Statements September 30, 2010(unaudited)

NOTE 5 -  NOTE PAYABLE

As of September 30, 2010, the Company has a current note payable to Brad Birdwell, in the amount of $26,123, which bears interest at 12% per annum. The note calls for the Company to make monthly payments of $8,885 of principal and interest, with the final payment due December 15, 2010.  Interest only payments were made during August and September and the final three payments are due on October 15, November 15 and December 15, 2010.  The note is secured by 100,000 shares, of the Company’s common stock and certain inventory parts.  As stipulated by the note the 100,000 shares have been issued in the Company’s name and are pledged to secure the note.  Although issued, the shares are not considered outstanding. When the note is paid in full, the shares will be cancelled. If the Company defaults on the note, the rights of the collateral allow the collateral to be sold and the proceeds of the sales to be applied to the outstanding indebtedness, until the remaining amount due on the note is paid in full.

NOTE 6 -  STOCK OPTIONS

During the nine months ended September 30, 2010 and 2009, the Company recognized expense of $451,968 and $199,079, respectively, for options that vested during the periods pursuant to ASC Topic 718.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the Plan”).   Under the plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of September 30, 2010 the Company has a total of 1,610,000 options issued under the plan.  No options were issued under the plan during the periods ended September 30, 2010 and December 31, 2009.

A summary of the status of the options and warrants granted at September 30, 2010 and December 31, 2009 and changes during the periods then ended is presented below:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,170,000	$ 0.57	4,670,000	$ 0.57
Granted	700,000	0.125	900,000	0.39
Expired or cancelled	(1,200,000)	0.44	(400,000)	0.125
Outstanding at end of period	4,670,000	0.54	5,170,000	0.57
Exercisable	3,203,333	$ 0.45	3,273,333	$ 0.50

OMNITEK ENGINEERING CORP.Condensed Notes to Financial Statements September 30, 2010(unaudited)

NOTE 6 -  STOCK OPTIONS (CONTINUED)

A summary of the status of the options and warrants outstanding at September 30, 2010 is presented below:

Range of Exercise Prices		Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price
	Number Outstanding			Number Exercisable	Weighted-Average Exercise Price

$0.01-0.50	1,950,000	2.75 years	$ 0.23	1,350,000	$ 0.16
0.51-0.75	1,580,000	4.3 years	0.63	1,580,000	0.63
0.76-1.00	1,140,000	4.0 years	0.95	273,333	0.92

$0.01-1.00	4,670,000	3.6 years	$ 0.54	3,203,333	$ 0.45

On January 5, 2010, the Company granted 700,000 previously expired options to a consultant. The fair value of the options granted was estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: risk-free interest rate of 0.97%, expected dividend yield of zero, expected lives of one and one half years and expected volatility of 196.7%.  An officer of the Company returned 600,000 shares upon his departure.  His 600,000 options expire on December 31, 2010 if not exercised.

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

A.

Results of Operations

For the three months ended September 30, 2010 and 2009

Our sales increased to $402,119 in 2010 from $321,194 in 2009, an increase of 25%.  Our international sales increased by $55,434 from $162,571 to $218,005, and our U.S. sales increased by $25,491 from $158,623 to $184,114.

Our cost of sales rose to $160,419 in 2010 from $154,751 in 2009. Our Gross Margin was 60% in 2010 compared to 52% in 2009. We expect that our gross margin will continue in the 40% to 50% range until our operations grow sufficiently to allow us to negotiate better pricing for our components.

Our operating expenses for 2010 were $329,697 compared to $295,391 in 2009. Because of the decline in sales in 2009, we implemented a severe cost-cutting program. However, in 2010 we incurred a $42,645 expense for the value of options and shares extended to consultants compared to $65,410 in 2009.  Major components of general and administrative expenses during 2010 were accounting expenses of $10,864, rent expense of $31,598, and salary and wages of $50,808. This compares to accounting expenses of $2,130, rent expense of $25,427 and salaries and wages of $53,746 during 2009. In 2010 we incurred approximately $55,000 of legal and accounting expenses in connection with the filing of our registration statement. We decreased research and development outlays to $33,487 in 2010 from $63,673 in 2009.

Our net loss for the three months ended September 30, 2010 was $93,334 compared to $132,121 in 2009. Our loss decreased because of our cost cutting efforts despite the costs incurred in filing our registration statement and the value of the extended options.

Excluding the non cash expenses for options and contributed interest our net loss would have been $44,745 and $61,396 during 2010 and 2009, respectively. We expect that we will continue to grant options and warrants to obtain the services we require as a way to reduce cash expenditures.

For the nine months ended September 30, 2010 and 2009

Our sales increased to $1,176,373 in 2010 from $886,248 in 2009. The increase of 33% was the result of the higher energy costs that increased the demand for alternative energy sources worldwide. During the first nine months of 2010 diesel prices rose from approximately $2.75 per gallon in California to approximately $3.25 per gallon, while natural gas prices stayed constant. This created an incentive to convert engines using our technology. Our international sales increased by $95,008 from $492,463 to $587,471, and our U.S. sales increased by $195,117 from $393,785 to $588,902.

Our cost of sales rose to $614,752 in 2010 from $485,801 in 2009. Our Gross Margin was 48% in 2010 compared to 45% in 2009. We expect that our gross margin will continue in the 40% to 50% range until our operations grow sufficiently to allow us to negotiate better pricing for our components.

Our operating expenses for 2010 were $1,281,688 compared to $894,439 in 2009. Because of the decline in sales in 2009, we implemented a severe cost-cutting program. However, in 2010 we incurred a $453,397 expense for the value of options and shares extended to consultants compared $199,079. Other major components of general and administrative expenses during 2010 were accounting expenses of $61,933, rent expense of $94,794, and salary and wages of $155,196. This compares to accounting expenses of $28,853, rent expense of $77,074 and salaries and wages of $162,161 during 2009. In 2010 we incurred approximately $55,000 of legal and accounting expenses in connection with the filing of our registration statement. We decreased research and development outlays to $101,708 in 2010 from $190,170 in 2009.

Our net loss for the nine months ended September 30, 2010 was $738,261 compared to $439,184 in 2009. Our loss increased despite our cost cutting efforts because of the costs incurred in filing our registration statement and the value of the extended options.

Excluding the non cash expenses for options and contributed interest our net loss would have been $268,129 and $224,159 during 2010 and 2009, respectively. We expect that we will continue to grant options and warrants to obtain the services we require as a way to reduce cash expenditures.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we have sufficient cash to meet our operating requirements for the proximate 12 months.

Liquidity and Capital Resources

Overview

For the Nine Months Ended September 30, 2010 and 2009

We have historically incurred significant losses which have resulted in a total accumulated deficit of $5,564,966 at September 30, 2009. In particular we incurred a loss of $738,261 and $439,184 during the nine months ended September 30, 2010 and 2009, respectively.

At September 30, 2010, our current liabilities totaled $852,628 and our current assets totaled $1,379,501. This leaves a net of $526,873 to cover possible negative cash flows in 2010. We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis. We believe that our liquidity is sufficient for at least the next twelve months.

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

Operating Activities

We have realized a positive cash flow from operations of $20,394 for the nine months ended September 30, 2010 compared to a negative cash flow of $44,556 during the nine months ended September 30, 2009. Included in the net loss are non cash expenses which are not a drain on our capital resources. During 2010, these expenses include the value of options and warrants granted in the amount of $453,397, contributed interest of $16,735, and depreciation and amortization of $67,917. Excluding these non cash amounts, the net loss would have been $200,212 for the nine months ended September 30, 2010.

Financing Activities

During 2010 we repaid $58,035 as compared to $10,000 in proceeds from notes payable during 2009.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 22, 2010, the Company issued an aggregate of 100,000 shares of its Common Stock to South Bay Holdings at a price of $0.20 per share for future consulting and advisory services to be rendered to the Company valued at $20,000.  No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  South Bay Holdings was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, is an accredited investor and possessed information on the Company necessary to make an informed investment decision.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

(a)

Documents filed as part of this Report.

1.

Financial Statements.  The unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2010 and the audited balance sheet as of December 31, 2009, the unaudited Statements of Operations for the three months and six-month periods ended September 30, 2010 and 2009, the Consolidated Statements Stockholders’ Equity, and the unaudited Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2010 and 2009, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Dated: November 12, 2010

/s/ Werner Funk

By: Werner Funk

Its: President and CEO