Form 10-K
period 2010-12-31
Omnitek Engineering Corp
filed 2011-03-22
CIK 1404804

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

   X .

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number: 000-53955

___________________________________

OMNITEK ENGINEERING CORP.

(Exact name of Registrant as specified in its charter)

California	33-0984450
(State or other Jurisdiction of	(IRS Employer
of Incorporation or Organization)	Identification No.)

1945 S. Rancho Santa Fe Road, San Marcos, California	92078
(Address of principal executive offices)	(Zip Code)

760-591-0089

 (Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

 Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes      . No  X .

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

i

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Issuer’s revenues for its most recent fiscal year: $1,733,303

The aggregate market value of the voting and non-voting common equity on June 30, 2010 held by non-affiliates of the registrant based on the price last sold on such date was approximately $1,932,366.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 15, 2011, there were 15,659,829 shares of the registrant’s Common Stock outstanding.

ii

OMNITEK ENGINEERING CORP.

Report on Form 10-K

iii

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements.”  These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like “believes,” “anticipates,” “expects,” “estimates,” “envisions” or similar terms.  These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans.  You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.  Factors that could adversely affect actual results and performance include, among others, the effect of inflation and other negative economic trends and developments on the business of our customers and other barriers, government regulation and competition.  All forward-looking statements attributable to us are expressly qualified in their entirety by this foregoing cautionary statement.

Unless otherwise noted, references in this report to the “Company,” “we,” “our,” or “us” means Omnitek Engineering Corp.

Item 1.

Description of Business.

Business Development

Omnitek Engineering, Corp., a California Corporation, began operations on October 10, 2001, and was a spin-off from Nology Engineering, Inc., a manufacturer in the automotive aftermarket parts industry and the developer/manufacturer of the patented “HotWires” spark plug wires.  We currently conduct our business activities at our offices at 1945 S. Rancho Santa Fe Road, San Marcos, California, 92078, which consists of approximately 10,000 square feet of industrial space.

On November 3, 2006, Omnitek acquired Pensare, Inc., via the merger of Pensare with and into Omnitek, which included related technology and a customer list in exchange for the issuance of 300,000 shares of the Company’s common stock.  Omnitek continued as the surviving corporation and the separate existence of Pensare ceased.  The acquired technology is used on new engines and diesel-to-natural gas conversions.  The Company has never filed for bankruptcy and has never been subject to receivership or similar proceedings.

Omnitek’s common stock is currently trading on the OTCQB under the symbol OMTK.

Business of Issuer

Omnitek is in the alternative fuels engines industry.  Omnitek develops and supplies new natural gas engines, advanced engine management systems for gaseous fuels, and is the manufacturer of a proprietary technology used to convert old or new diesel engines to operate on natural gas or propane.  Omnitek products are available for both stationary applications (generator sets) and the global truck and bus markets, including light commercial vehicles, minibuses, heavy trucks and municipal buses.

As the price of crude oil remains high and the threat of global warming and air pollution remain a public concern, the search for cheaper cleaner burning alternative fuels has become more important.  Natural gas has emerged as one solution to these challenges.  Readily available in many countries from indigenous sources, natural gas is relatively inexpensive and clean burning when compared to gasoline or diesel.  On average compressed natural gas is 40% - 70% less than the cost of diesel per similar unit volume.  Omnitek has developed a system to convert any existing diesel engine to an engine that will operate on natural gas at a cost lower than that required to purchase a new natural gas engine.  The cost to convert a diesel engine to operate on natural gas using our conversion kit is between $7,000 to $14,000 depending on the size and power requirements of the engine.  To the Company’s knowledge the only natural gas engine currently available from an OEM manufacturer in the United States is the 8.9 liter Cummins engine model ISL which costs in excess of $60,000.  When local emission standards, or other conditions, require the use of a new engine, Omnitek can deliver complete new natural gas engines as well.

(1)

Principal Products or Services.

Omnitek sells three main products at this time.

•

A conversion kit for converting a rich-burn natural gas engine to a lean-burn natural gas engine;

•

A conversion kit for converting a diesel engine to run on natural gas; and

•

New complete natural gas engines.

Conversion Kits (Rich-to-Lean Burn Natural Gas) - Omnitek offers conversion kits which convert rich burning natural gas engines to lean burning natural gas engines.  The terms “rich-burn” and “lean-burn” refer to the air-to-fuel ratio under which an engine is operating.  An engine which is operating under rich-burn conditions uses more fuel and is more polluting than an engine tuned to lean-burn.  Therefore it is desirable to tune an engine to lean-burn, which supplies less fuel to the engine and reduces emissions.

 Omnitek conversion kits are currently being used to convert rich-burn agricultural irrigation engines to lean-burn engines in the central valley of California.  These conversions are being made by Omnitek Stationary Inc., an unaffiliated corporation, pursuant to an Exclusive Representation Agreement, previously filed as an attachment on Form 10 filed on April 27, 2010.

Conversion Kits (Diesel-to-Natural Gas) - Omnitek offers a solution to convert any diesel engine to operate on natural gas.  This diesel-to-natural gas conversion kit is the primary product offered by Omnitek.  This product is packaged in kit form and is offered in two basic variations.  One is designed to work on engines with turbocharger and the other is designed to work on engines without turbocharger.  Both kits are made up of over 20 individual components.  In addition to the Conversion Kits, Omnitek also sells the individual component replacement parts for the conversion kits.  The high-pressure natural gas filter is our top selling replacement part.

The key to our technology is an electronic control unit which senses engine parameters in real time and instantly adjusts to deliver the correct amount of fuel and the correct ignition timing.

Omnitek does not perform installation of the conversion kits directly, but rather trains dealers and sub-dealers around the world to perform the conversions using the Omnitek Conversion Kits.  It takes four to five days to train a dealer or sub-dealer to perform the conversion.   Approximately ten dealers and sub-dealers have received training to date.  Training sessions in the Company’s facilities cost approximately $500 each, training sessions in other Countries costs between $2,000 and $4000 each.

Any diesel engine can be converted by using one of our conversion kits, however, there is no assurance that diesel vehicle owners will elect to convert their diesel engines to operate on natural gas.  Additionally, while the Company is not aware of any other complete conversion kits being manufactured at this time, one could be developed by a competitor and there are no guarantees that the owners of the engines would choose the Omnitek kit to convert their engines.

New Natural Gas Engines - Under certain conditions it is not cost effective, or technologically feasible, to convert a diesel engine to operate on natural gas.  Also there are times when local emission standards may dictate the use of highly sophisticated technology that cannot be easily retrofitted to an older engine. Under those conditions Omnitek can deliver new purpose built natural gas engines.

(2)

Markets.

The Company has the ability to sell and deliver its products anywhere in the world through Omnitek distributors, engine manufacturers, system integrators, fleet operators, engine conversion companies and directly to its end-users.  The Company's conversion kits are currently being used to convert heavy-duty diesel engines to operate on natural gas and to date Omnitek has sold over 5000 kits worldwide.  The Company’s sales in these markets are all prepaid purchase order driven sales, and as such there are no ongoing written agreements in place.  The Company's diesel-to-natural gas conversion technology has been successfully adapted to work with many different engine designs, and can meet both current and future emissions standards.

The majority of our markets can best be divided into two groups:

1. Countries not requiring compliance with emissions standards, or no standards are in place (therefore emissions certification is not necessary - shorter time to market); or,

2. Countries that require compliance with emissions standards (emissions certification is necessary - longer time to market and costly).

Our primary market to date has been those Countries not requiring compliance with emissions standards, or where there are no standards in place.

Additionally, within both of those two market groups above we can further segregate the marketplace into the following categories:

1.

Countries that have to import diesel (crude oil) and natural gas; or,

2.

Countries that have to import diesel (crude oil), but have their own supply of natural gas.

The governments of many countries with natural gas supplies mandate that businesses and government vehicles convert to use their domestic fuel supply.  Probably the most widely known example of a mandate in the natural gas vehicle industry is the public bus system in Delhi, India, which is required to use compressed natural gas.  This has resulted in more than 10,000 compressed natural gas buses on Delhi's roads and has been credited with making significant improvements to Delhi's air quality.  The mandates in force in India are unusual, in the sense that they have been imposed by the Supreme Court of India, rather than as a result of Government policy.  The Supreme Court decision arose from civil suits brought in relation to the right of citizens to breathe clean air. (http://www.iangv.org/policy.html)

Some governments offer incentives to convert the fleets currently running on diesel.  In February 2006, the President of Peru made a declaration that affirmed relaxed financing laws to allow for easier access to conversion finance in relation to natural gas vehicles.    (http://www.ngvglobal.com/peruvian-policy-favors-ngvs-0207)

Omnitek is currently focusing primarily on countries not requiring compliance with emissions standards and secondarily on countries requiring compliance with emissions standards. The designing and development of our primary products for sale in these markets is complete and no further expenditures in this regard are expected. When a customer asks to have a conversion kit developed for a specific engine, we are compensated in advance to do this.  Regular and ongoing updates to our conversion kits and the component parts are paid for through cash flow.  On average, we receive two requests a year to assist in the development of an engine for a customer.  However, at this time we do not have any agreements in place to develop any new natural gas engines for a specific customer.

We look forward to a more favorable domestic regulatory environment to support the significant opportunities for our technology in the United States.

When contacted we approach this issue of “converting or replacing” high-polluting diesel engines by offering two main options, which in large part are influenced by the level of technological capabilities within the country and financial feasibility.

The first option has us working with local companies in an effort to convert diesel engines to natural gas, or in the alternative we can supply new dedicated natural gas engines as a second option.

To achieve the conversions Omnitek will supply engineering support to rebuild the engines locally to our specifications.  This offers an economic benefit to the local economy by keeping the rebuild work in the community.  The engines are then equipped with our CNG fuel system, allowing for the engines to be tuned to meet any emission standard.

In the second scenario, Omnitek will supply a complete, low-polluting, alternative fuel engine in either a 4 or 6 cylinder configuration.  This may be the better option when the existing engines are based on old and outdated technology or when strict emissions standards are in place.

(3)

Distribution Methods of the Products or Services.

The Company currently has distributors in over 12 Countries which market and distribute its products.  The Company is continuously seeking additional global distribution partners to expand its distribution network.  The Company currently competes against other companies, both domestic and foreign, with greater resources, more established distribution channels and other competitive advantages, and the success of these competitors may harm our ability to generate revenues, please see the section entitled “Competition” at item 5 below and also the Risk Factors below.

Exclusive Representation Agreement.  Omnitek enters into exclusive representation agreements with its distributors from time to time.  It recently entered into one such relationship with Omnitek Stationary, Inc., a Texas corporation whereby the Company will be the exclusive supplier of technology to Omnitek Stationary who will service the Agricultural Irrigation Engine market and various power and utility companies.  See below in Item 8 - Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

Internet.  All of our product offerings are available online at our website, www.omnitekcorp.com, as well as information regarding new product introductions and company news.

(4)

Status of any publicly announced new product or service.

On January 11, 2010 Omnitek received international certification UN-ECE-110R for its high-pressure compressed natural gas filter.  India-based Tata Motors is utilizing the Company’s compressed natural gas filter as an original equipment (OE) part on its natural gas vehicle line.

On February 23, 2010, Omnitek appointed Omnitek Stationary, Inc., an unaffiliated corporation, as its exclusive distributor and installer of conversion technology for irrigation engines and other select applications.  This appointment coincides with the San Joaquin Valley Air Pollution Control District (http://www.valleyair.org/) having approved the Companies rich-burn to lean-burn natural gas conversion kit for application in the Air Districts territory, which is made up of eight counties in California’s Central Valley: San Joaquin, Stanislaus, Merced, Madera, Fresno, Kings, Tulare and the San Joaquin Valley Air Basin portion of Kern.

On July 28, 2010, we sold our 20,000th high-pressure natural gas filter.

On August 18, 2010, we became the exclusive supplier of natural gas engine management systems to Czech Republic-based TEDOM s.r.o. Ltd.  The system is utilized to meet EURO 5 and EEV emissions standards in TEDOM’s heavy-duty 12-liter engines.

On October 6, 2010, we signed an agreement with Karachi-based Xperts Technologies LLC to market and install the company’s diesel-to-natural gas conversion technology for truck and bus applications throughout Pakistan.

On October 27, 2010, we introduced a high-pressure compressed natural gas filter specifically designed for small, low- powered engines, with particular applications for vehicles operating within Asia and the Indian subcontinent.  The filter has been certified by an international independent agency based on tests and standards sanctioned by the United Nationals Economic Commission for Europe, specifically UN-ECE-110R.

On November 2, 2010, Omnitek appointed Energy Infra as a master distributor for the company’s products in India, with a particular focus on diesel-to-natural gas conversion kit sales for truck, bus and power generator applications.  Omnitek also is working with Energy Infra to develop programs to convert a variety of engine models commonly used in India, utilizing Energy Infra’s facilities as technical training centers for sub-dealers located throughout the country.

Subsequent to the period covered by this report, on February 24, 2011, Omnitek appointed PT Bayu Buana Energy as a master distributor for the company’s products in Indonesia, with a particular focus on diesel-to natural gas conversion kit sales for truck, bus and power generator applications.

(5)

Competitive business conditions and the Company’s competitive position in the industry and methods of competition.

The Company believes that the products it has developed have many important advantages over the products of its competition, some of which are performance, ease of use and lower cost.  Omnitek competes in only a small segment of the transportation and energy arena.  Most of the multinational corporations do not offer a complete solution for the market the Company services.  Omnitek believes that competition in these areas is principally based on the quality of the product in terms of performance, reliability, service, deliverability, and price.  Because of the Company’s limited financial resources, Omnitek is at a competitive disadvantage with most other suppliers of competitive products and services.

Competition pertaining to Complete Kits for Conversion from Diesel-to-Natural Gas.

Diesel engines come in all sizes and can be divided into two types, (i) those with a turbocharger and (ii) those without a turbocharger.  Engines without a turbocharger can use a simple reducer/mixer system and engines with a turbocharger must use electronic fuel injection.  Several companies offer individual components that can be used on such engines, but these companies are not offering “complete kits.”

As of today, no direct competitors to the Omnitek’s Diesel-to-Natural Gas Conversion Technology for heavy-duty engines have emerged.  Suppliers like Fuel Systems Solutions, Bosch and Keihin supply mainly original equipment engine manufacturers and do not offer systems to convert diesel engines.  The Company’s system can be programmed by the end user and can be used to convert gasoline or diesel engines to operate on natural gas.

There are numerous companies, such as BRC, Landirenzo, Tartarini, OMVL, Tomasetto, supplying natural gas components for use on cars and small trucks.  These technologies have been on the market for many years and millions of vehicles have been converted worldwide using these technologies.  However, this technology is not suitable for heavy duty engines, and is not in direct competition with Omnitek’s technology.  At this time Omnitek is not planning to compete in the small engine market.

Competition pertaining to New Natural Gas Engines.

Under certain conditions it is not cost effective, or technologically feasible to convert a diesel engine to operate on natural gas.  Emission standards sometimes dictate the use of highly sophisticated technology that cannot be easily retrofit onto an engine.  Under those situations, Omnitek offers purpose built new alternative fuel engines which can be used in cars, trucks, generators and other stationary industrial engines.  Omnitek can supply complete alternative fuel engines in 4 and 6 cylinder configurations and with up to 280 horsepower.  These dedicated alternative fuel engines can be configured to meet all current Emissions Standards.

The Company believes that additional competitors will emerge as this market matures.

(6)

Sources and availability of raw materials and the names of the Principal Suppliers.

The Company does not utilize any specialized raw materials. All necessary required materials, if any, are readily available. We rely on nonaffiliated suppliers for various standard and customized components and on manufacturers of assemblies that are incorporated into our products.  We do not have long-term supply or manufacturing agreements with suppliers and manufacturers. In some instances alternative sources may be limited.  If these suppliers or manufacturers experience financial, operational, manufacturing capacity, or quality assurance difficulties, or cease production and sale of such products, or if there is any other disruption in our relationships with these suppliers or manufacturers, we will be required to locate alternative sources of supply.  Our inability to obtain sufficient quantities of these components, if and as required in the future, may subject us to:

•

delays in delivery or shortages in components that could interrupt and delay manufacturing and result in cancellations of orders for our products;

•

increased component prices and supply delays as we establish alternative suppliers; inability to develop alternative sources for product components;

•

required modifications of our products, which may cause delays in product shipments, increased manufacturing costs, and increased product prices; and,

•

increased inventory costs as we hold more inventory than we otherwise might in order to avoid problems from shortages or discontinuance, which may result in write-offs if we are unable to use all such products in the future.

(7)

Dependence on one or few major customers.

The Company believes that the diversity of the product line offered alleviates the dependence on any customer.  Through a widespread use of the Company's product line, the Company is striving to develop a wide base of customers.  However, currently six customers accounted for approximately 65% of the Company’s revenues for the year ended December 31, 2010

(8)

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

The Company holds the following Patents and Trademarks:

US Patents:

REG NO.	TITLE	REG. DATE	JURISDICTION
6,374,816	Apparatus and Method for Combustion Initiation	4/23/2002	United States
6,615,810CIP	Apparatus and Method for Combustion Initiation		United States
7,019,626	Multi-fuel Engine Conversion System and Method	3/28/2006	United States
7,426,920	Fuel Mixer Apparatus and Method	9/23/2008	United States

Trademarks:

MARK	REG. NO	CLASS	REG. DATE	OWNER	JURISDICTION
Omnitek	2811269	40	2/3/2004	Omnitek	United States

The protection of proprietary rights relating to the Company's products and expertise is critical for the Company's business.  The Company intends to file additional patent applications for each product as it is developed to protect technology and improvements that are considered important to the development of its business.  The Company also intends to rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

Although the Company intends to seek patent protection for its proprietary technology and products in the United States and in foreign countries, the patent positions of products such as the Company’s, are generally uncertain and involve complex legal and factual questions.  Consequently, the Company does not know whether any of the patent applications that it has and will consider filing will result in the issuance of any patents, or whether they will be circumvented or invalidated.  There can be no assurance that all United States patents that may pose a risk of infringement can or will be identified.  Additionally, the Company has not sought to identify foreign patent applications that might affect existing patent applications currently on file with the Unites States Patent and Trademark Office.  If the Company is unable to obtain licenses where it may have infringed on other patents, it could encounter delays in product market introductions while it attempts to design around such intellectual property rights, or could find that the development, manufacture or sale of products requiring such licenses could be prevented.  In addition, the Company could incur substantial costs in defending suits brought against it on such intellectual property rights or prosecuting suits, which the Company brings against other parties to protect its intellectual property rights.  Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of the Company.  See “Competitors.”

The Company intends to rely upon certain patented and unpatented trade secrets for a significant part of its intellectual property rights, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.  The Company intends to require each of its employees, consultants and advisors to execute confidentiality agreements either upon the commencement of an employment or consulting relationship with the Company or at a later time.  There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

The Company does not believe that any of its products or other proprietary rights infringe upon the rights of third parties.  However, it cannot assure that others may not assert infringement claims against the Company in the future and recognize that any such assertion may require the Company to incur legal and other defense costs, enter into compromise royalty arrangements, or terminate the use of some technologies. Further, the Company may be required to incur legal and other costs to protect its proprietary rights against infringement by third parties.

Licenses and Royalty Agreements

The Company has not entered into any license and royalty agreements which have resulted in royalty payments.

Other Agreements

The Company has entered into the following agreements:

Omnitek Stationary Agreement - On February 23, 2010, Omnitek Engineering Corporation appointed Omnitek Stationary, Inc., a Texas corporation as its exclusive distributor and installer of conversion technology for irrigation engines and other select applications, and received an initial order for 40 conversion systems.  Omnitek Engineering Corp. acquired a 5% minority ownership position in Omnitek Stationary, Inc. in exchange for granting a license to use the trademarked Omnitek name and logo, but is not involved in any day to day operations of Omnitek Stationary, Inc., previously filed as an attachment on Form 10 filed on April 27, 2010.

Omnitek Peru - On August 5, 2009, Omnitek Engineering Corporation and Omnitek Peru entered into an agreement under which Omnitek Peru is to be the exclusive representative of Omnitek products in Peru.  Omnitek Peru was formed to convert diesel engines to operate on natural gas, as well as provide services to re-power diesel trucks and buses utilizing Omnitek's natural gas engines.  Omnitek Peru S.A.C. based in Lima, Peru, has plans to expand to other locations throughout the country.  Omnitek Engineering Corp., received a 20% ownership in Omnitek Peru in exchange for granting a license to use the trademarked Omnitek name and logo, but is not involved in any day to day operations of Omnitek Peru.  A copy of said agreement was previously filed as an attachment on Form 10/A2 filed on July 15, 2010.

Omnitek Thailand - On December 21, 2007, Omnitek Engineering Corporation and Omnitek Thailand entered into a joint venture agreement, which has since been amended and converted into a distribution agreement under which Omnitek Thailand is a distributor and installer of diesel-to-natural gas conversion technology in Thailand.  Omnitek Engineering Corp. received a 15% minority ownership interest in Omnitek Thailand in exchange for granting a license to use the trademarked Omnitek name and logo and ongoing technical support from Omnitek Engineering Corp., but is not involved in any day to day operations of Omnitek Thailand.  A copy of said agreement was previously filed as an attachment on Form 10/A2 filed on July 15, 2010.

(9)

Need of any governmental approval of principal products or services.

The Company's products are presently sold to commercial users.  The Company’s technology as applied in the United States is subject to approval from the US Environmental Protection Agency (“EPA”) as well as state agencies such as the California Air Resources Board (“CARB”). At this time, neither the EPA, nor CARB, has approved any of the Company’s principal products or services.  As such, the Company currently does limited business in the United States.   It is the intent of the Company to seek approval of any and all products with the appropriate governmental agencies if and when the costs justify the benefits which the Company will inure from such approval.

(10)

Effect of existing or probable governmental regulations on the business.

The Company’s technology as applied in the United States is subject to approval from the US Environmental Protection Agency (“EPA”) as well as state agencies such as the California Air Resources Board (“CARB”). As such, the Company currently does limited business in the United States.

The Company is subject to the requirements of Regulation 13A under the Exchange Act, which require us to file with the Securities and Exchange Commission (the “Commission”), annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all other obligations of the Exchange Act applicable to issuers with stock registered pursuant to Section 12(g).  We are also subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which regulates proxy solicitations.

Management believes that these reporting obligations increase the Company’s annual legal and accounting costs by an estimated $25,000 and $30,000.

Other than as set forth above, the Company is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the business of the Company.

At this time, there are no other costs, borne by the Company or directly by the customer, associated with research and development.

(11)

Research and Development.

Research and development expenditures for the last two fiscal years, 2010 and 2009, was $133,302 and $329,881 respectively, and were comprised of certain equipment, parts and the cost of personnel in the development of products and services.

In some cases, a foreign customer will send an engine to our location in California and pay to have a conversion kit developed for this specific engine and/or application.  In this case we require an up-front payment from the customer of at least 50% of the development cost.

At this time, there are no other costs, borne by the Company or directly by the customer, associated with research and development.

(12)

Costs and effects of compliance with environmental laws.

At this time the Company’s business activities are not subject to any environmental laws nor does it anticipate that its future business activities will subject the Company to any environmental compliance regulations.

(13)

Number of total employees and number of full-time employees.

As of the date of this report, the Company employs a total of nine persons all of which are full time employees.  These full time employees include, Werner Funk and Janice Quigley who are also officers and directors of the Company.  We believe we have a good working relationship with our employees, who are not represented by a collective bargaining organization, and there exist no organized labor agreements or union agreements between the Company and any employees.

The Company is additionally outsourcing certain services that are not proprietary in nature.  We intend to continue to use the services of independent consultants and contractors to perform various professional services.  We believe that this use of third-party service providers will enhance our ability to contain general and administrative expenses.

Reports to Security Holders

The public may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Eastern Time.  Information may be obtained on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  Moreover, the Company maintains a website at http://www.omnitekcorp.com that contains important information about the Company, including biographies of key management personnel, as well as information about the Company’s business.  This information is publicly available (i.e., not password protected) and is updated regularly.

ITEM 1A.

RISK FACTORS

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements.”  These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like “believes,” “anticipates,” “expects,” “estimates,”  “envision” or similar terms.  These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans.  You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.  Factors that could adversely affect actual results and performance include, among others, the effect of inflation and other negative economic trends and developments on the business of our customers and other barriers, government regulation and competition.  All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

The global economic crisis could result in decreases in customer spending

The Company operates in competitive and evolving markets locally, nationally and globally.  These markets are subject to rapid technological change and changes in demand.  In seeking market acceptance, the Company will encounter competition from many sources, including other well-established and dominant larger providers such as Bosch, Siemens, Cummings, Volvo and Mercedes.  Many of these competitors have substantially greater financial, marketing and other resources than does Omnitek.  The Company’s revenue could be materially adversely affected if it is unable to compete successfully with these other providers.  The current economic climate has resulted in a decrease in customer spending, and the Company is facing more competition as a result.

There is uncertainty relating to the ability of the company to enforce its rights under the content partner agreements

Many of the partner agreements are with foreign entities and are governed by the laws of foreign jurisdictions.  If a partner breaches a partner agreement, then the Company will incur the additional costs of determining its rights and obligations under the agreement, under applicable foreign laws, and enforcing the agreement in a foreign jurisdiction.  Many of the jurisdictions to which partner agreements are subject do not have sophisticated and/or impartial legal systems and the Company may face practical difficulties in enforcing any of its rights in such jurisdictions.  The Company may not be able to enforce such rights or may determine that it would be too costly to enforce such rights.  In addition, some of the partner agreements contain arbitration provisions that govern disputes under the agreements and there is uncertainty with respect to the enforceability of such arbitration provisions under the laws of related foreign jurisdictions.  If a dispute were to arise under a partner agreement and the related arbitration provision was not effective, then the Company would be exposed to the additional costs of settling the dispute through traditional legal avenues rather than through an arbitration process.

The Company may be subject to other third-party intellectual property rights claims

Companies in our industry often own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.  As The Company faces increasing competition, the possibility of intellectual property rights claims against it grows. The Company’s technologies may not be able to withstand third-party claims or rights against their use. Intellectual property claims, whether having merit or otherwise, could be time consuming and expensive to litigate or settle and could divert management resources and attention.  In addition, many of the Company’s agreements require the Company to indemnify them for third-party intellectual property infringement claims, which could increase the Company’s costs as a result of defending such claims and may require that the Company pay the damages if there were an adverse ruling in any such claims.  If litigation is successfully brought by a third party against the Company in respect of intellectual property, the Company may be required to cease distributing or marketing certain products or obtain licenses from the holders of the intellectual property at material cost, redesign affected products in such a way as to avoid infringing intellectual property rights, any or all of which could materially adversely affect the Company’s business, financial condition and results of operations.  If those intellectual property rights are held by a competitor, the Company may be unable to obtain the intellectual property at any price, which could also adversely affect the Company’s competitive position.  An adverse determination could also prevent the Company from offering its products.  Any of these results could harm the Company’s business, financial condition and results of operations.

The Company is subject to foreign business, political and economic disruption risks

The Company contracts with various entities from around the world.  As a result, The Company is exposed to foreign business, political and economic risks, which could adversely affect the Company’s financial position and results of operations, including:

•

difficulties in managing partner relationships from outside of a partner’s jurisdiction;

•

political and economic instability;

•

less developed infrastructures in newly industrializing countries;

•

susceptibility to business interruption in foreign areas due to war, terrorist attacks, medical epidemics, changes in political regimes, and general interest rate and currency instability;

•

exposure to possible litigation or claims in foreign jurisdictions; and,

•

competition from foreign-based providers and the existence of protectionist laws and business practices that favor such providers.

Early stage of the Company and its products

The Company has generated limited revenue from operations, and may not generate any significant or sufficient revenue from its current operations to continue future operations.  A very limited number of Company products are currently in the marketplace.  However, to achieve profitable operations, the Company, alone or with others, must successfully initiate and maintain sales and distribution of its products.  The time frame necessary to achieve market success for any individual product is uncertain.  There can be no assurance that the Company's efforts will be successful, that any of the Company's products will prove to meet the anticipated levels of approval or effectiveness, or that the Company will be able to obtain and sustain customer as well as distribution approval.

The Company’s results can also be affected by the ability of competition to introduce new products that have advantageous technology or the competition's ability to adjust its pricing to reduce our competitive advantage.  Results will also be affected by strategic decisions made by the management regarding product volume, mix, and timing of orders received during operations.  See Item 1 “Description of Business.”

Uncertainty of future profitability

The Company will require the commitment of substantial resources to increase its advertising, marketing and distribution of its existing products.  While the Company believes that the additional advertising, marketing and distribution will further enhance the Company's profitability, there can be no assurance the Company's products will meet the expectations and effectiveness required to be competitive in its market place, that the Company will enter into arrangements for commercialization, market its products successfully, or achieve customer acceptance.

Future capital requirements; uncertainty of future funding

Substantial expenditures will be required to enable the Company to conduct existing product research, manufacturing, marketing and distribution of its products and Intellectual Property.  The Company may need to raise additional capital to facilitate growth and support its long-term manufacturing, and marketing programs.  The Company has no established bank-financing arrangements and until the Company has sufficient assets, capital, and inventory or accounts receivable, it is not anticipated that the Company will secure any bank financing in the near future.  Therefore, it is likely that the Company may need to seek additional financing through subsequent future public or private sales of its securities, including equity securities.  The Company may also seek funding for the manufacturing, and marketing of its products through strategic partnerships and other arrangements with corporate partners.  There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to the Company, if at all.  Any such additional financing may result in significant dilution to existing stockholders.  If adequate funds are not available, the Company may be required to curtail one or more of its programs.  The Company's future cash requirements will be affected by the revenue generated from the sale of its products, the costs of production and marketing, as well as relationships with corporate partners, changes in the focus and direction of the Company's programs, competitive and technological advances, and other factors.

Dependence on others; manufacturing capabilities and limited distribution capabilities

An important element of the Company's strategy for the marketing and release of its products is to enter into various arrangements with distribution and retail partners.  The success and commercialization of the Company's products will be dependent, in part, upon the Company's ability to enter into such arrangements and upon the ability of these third parties to perform their responsibilities.  Although the Company believes that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within the control of the Company.  There can be no assurance that any such arrangements will be available on terms acceptable to the Company, if any at all, and that such parties will perform their obligations as expected, or that any revenue will be derived from such arrangements.  If the Company is not able to enter into such arrangements, it could encounter delays in introducing its products into the market.  See “Business.”

The Company plans to assemble its product line in-house after receiving components from outside vendors.  Other products or components for future products may be produced or manufactured by outside companies for the Company.  Therefore, the Company may be dependent on contract manufacturers for the production and manufacturing of certain products or components for products.  In the event that the company is unable to obtain or retain the necessary manufacturers for components or products on acceptable terms, it may not be able to continue to commercialize and market its products as planned.  The manufacture of the Company's products will be subject to current good manufacturing practices (“GMP”) requirements prescribed by the Company in order to meet the specifications and other standards prescribed by Company to satisfy the anticipated and appropriate levels of operations and effectiveness when in use.  There can be no assurance that the Company will be able to i) obtain adequate supplies of its products in a timely fashion at acceptable quality and prices, ii) enter into arrangements for the manufacture of its products with manufacturers whose facilities and procedures comply with the Company's GMP or other regulatory requirements, should any such regulatory requirements arise, iii) or that manufacturers will continue to comply with such standards, or iv) that such manufacturers will be able to adequately supply the Company with its product needs.  The Company's dependence upon others for the manufacture of its proposed products may adversely affect the Company's ability to develop and deliver products on a timely and competitive basis.

In addition, the Company does not now have, nor does it have current plans to acquire or obtain, the facilities, or personnel necessary to conduct its own full-scale distribution of its products.  Consequently, the Company will have to rely on existing commercial distribution channels for the sale of its products.  There can be no assurance that the Company will be able to secure sufficient distribution of any of its products on acceptable terms.

Approximately six customers accounted for 60% of revenue for the year ended December 31, 2010, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability

These customers are free to purchase conversion kits and new natural gas engines from our competitors who may have more established distribution channels and other competitive advantages, such as price.  In addition, our customers’ need for our conversion kits and new natural gas engines depends on the worldwide and regional fuel prices, and the various governmental regulations. If any of the latter factors change significantly, our customers’ demand for our products might decline substantially.

The loss of any of these customers would be expected to have a materially adverse effect on our results of operations and financial condition.  At the minimum, it would have a materially adverse effect on our operations during the short-term until we are able to generate replacement customers.  For more information about dependence on a few major customers, please see Item 1. Description of Business - “Dependence on One or Few Major Customers.”

Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.

Our future operating results may depend substantially on our suppliers’ ability to supply us with components in sufficient volumes to meet our production requirements.  Some components that we use are available from only a single or limited number of qualified suppliers.  If there is a significant simultaneous upswing in demand for such a component from several high volume industries resulting in a supply reduction, if a component is otherwise in short supply, or if a supplier has a quality issue with a component, we may experience delays or increased costs in obtaining that component.  If we are unable to obtain sufficient quantities used in the components, or other necessary components, we may experience production delays which could cause us loss of revenue.  If a component becomes unavailable, we could suffer significant loss of revenue.

Each of the following could also significantly harm our operating results:

•

an unwillingness of a supplier to supply such components to us;

•

consolidation of key suppliers;

•

failure of a key supplier’s business process;

•

a key supplier’s or sub-supplier’s inability to access credit necessary to operate its business; or

•

failure of a key supplier to remain in business.

Risk of technological obsolescence and competition

The Company operates in an ever evolving field.  Developments are expected to continue at a rapid pace in the industry in general.  Competition from other large companies, joint ventures, research and academic institutions and others is intense and expected to increase.  Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than the Company, and many have substantially greater experience in conducting testing, manufacturing and marketing of products.  These entities represent significant long-term competition for the Company.  There can be no assurance that developments by others will not render the Company's technologies and future products obsolete or noncompetitive.  In addition, the Company's competitors might succeed in developing or purchasing technologies and products that are more effective than those that are being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive.  See “Business – Competition.”

Dependence upon key personnel

The Company's success in developing marketable products and achieving a competitive position will depend, in part, on its ability to retain qualified engineers, management and marketing personnel and in particular, to retain the services of Werner Funk, whose services the Company is totally reliant on for the development of products for the Company.  In the event of the death, incapacity or departure of Mr. Funk from the Company, it is unlikely that we would be able to continue conducting our business plan.  Even if we are able to find additional personnel to replace Mr. Funk it is uncertain whether we could find someone who could develop our business along the lines described in this report.  We will fail without Mr. Funk or an appropriate replacement. We intend to acquire “key–man” life insurance on the life of Mr. Funk naming the Company as the beneficiary when and if we obtain the resources to do so, and Mr. Funk remains insurable.  We have not yet attempted to procure such insurance, and there is no guarantee that we will be able to obtain such insurance.  Additionally, Janice Quigley provides financial management expertise to the Company.  In the event of the death, incapacity or departure of Mrs. Quigley from the Company, the Company would suffer a material hardship until such time as an appropriate replacement can be hired.

The Company has Employment Agreements in place with Mr. Funk and Ms. Quigley that provides for continued service in their current capacities through November of 2012 and thereafter on a year to year basis.  See “Narrative Disclosure to Summary Compensation Table” for details of Employment Agreements.

Changes of prices for products

While the prices of the Company's products are projected to be in line with those from market competitors, there can be no assurance that they will not decrease in the future.  Competition may cause the Company to lower prices in the future.  Moreover, it is difficult to raise prices even if internal costs increase.

Creditworthiness of distributors is an ongoing concern

The Company may not always be able to collect all of the funds owed to it by its distributors.  Some distributors may experience financial difficulties which may adversely impact our collection of accounts receivable.  We regularly review the collectability and creditworthiness of our distributors to determine an appropriate allowance for credit to such distributors.  If our uncollectible accounts exceed that amount for which we have planned, this would adversely impact our operating results. The Company tries to minimize this concern by selling most of its products by way of prepaid purchase orders.

Corporation tax status

The Company is presently a C Corporation under the Internal Revenue Code of 1986.  All items of income and loss of the Company are taxed first at the corporate level and any dividends distributed to shareholders are taxed at the shareholder level as well.

Limited current sales and marketing capability

Though the Company has key personnel with experience in sales, marketing and distribution to market its products, the Company must either retain and hire the necessary personnel to distribute and market its products or enter into collaborative arrangements or distribution agreements with third parties who will market such products or develop their own marketing and sales force with technical expertise and supporting distribution capability.  There can be no assurance that the Company will be able to retain or hire the personnel with sufficient experience and knowledge to distribute and market its products or be able to enter into collaborative or distribution arrangements or develop its own sales force, or that such sales and marketing efforts, including the efforts of the companies with which the Company has entered into collaborative agreements, will be successful.

Trading and limited market

At the present time, the Company’s common stock is traded on the OTCQB under the symbol OMTK.  There is currently a limited public market for the Common Stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained.  However, should such a market arise, the possibility or actual sale into the market of shares of the Company's Common Stock as permitted under Rule 144 of the Securities Act of 1933 may adversely affect prevailing market prices, if any, for the Company's Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.  In order to qualify for unrestricted resale of Common Stock under Rule 144, certain holding periods must be met and a legal opinion setting forth the exemption from registration must be provided.  Further, there is no assurance that Rule 144 will be applicable to the Company and investors may not be able to rely on its provisions now or in the future.  In addition, sales of significant amounts of Common Stock by the Company subsequent to this offering could have an adverse effect on the market price, if any, for the Company's securities.

No dividends

No cash dividends have been paid.  Payment of dividends on the Common Stock is within the discretion of the Board of Directors, is subject to state law, and will depend upon the Company's earnings, if any, its capital requirements, financial condition and other relevant factors.

Possible volatility of stock price

The market price of the Company’s securities is likely to be highly volatile.  Factors such as the market acceptance of the Company's products, success of distribution channels or its competitors, announcements of technological innovations or new commercial products by the Company or its competitors, developments in trademark, patent or other proprietary rights of the Company or its competitors, and fluctuations in the Company's operating results may have a significant effect on the market price of the Common Stock.  In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of many companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price, if a market develops, of the Common Stock.  See “Description of Capital Stock.”

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 which require us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder.  In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel will have to review and assist in the preparation of such reports.  The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys.  However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.  We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release 33-8889 on February 1, 2008 we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the year ending December 31, 2010.  Furthermore, in the following year, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.  We have not yet completed any assessment of the effectiveness of our internal control over financial reporting.  We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.  During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Management believes that these reporting obligations will increase the Company’s annual legal and accounting costs by an estimated $25,000 and $30,000, respectively.

Penny stock regulations

If the Company's stock is below $5.00 per share, or the Company does not have $2,000,000 in net tangible assets, or is not listed on an exchange or on the NASDAQ National Market System, among other conditions, the Company's shares may be subject to a rule promulgated by the Securities and Exchange Commission (the “SEC”) that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale.  Furthermore, if the price of the Company's stock is below $5.00, and does not meet the conditions set forth above, sales of the Company's stock in the secondary market will be subject to certain additional new rules promulgated by the SEC.  These rules generally require, among other things, that brokers engaged in secondary trading of stock provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and disclosure of the sales person working for the broker-dealer.  These rules and regulations may affect the ability of broker-dealers to sell the Company's securities, thereby limiting the liquidity of the Company's securities.  They may also affect the ability of shareholders to resell their securities in the secondary market.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company owns no real property and currently has a lease for its principal executive offices and related engineering and assembly facilities located in approximately 10,000 square feet of space at 1945 S. Rancho Santa Fe Road, San Marcos, California, 92078.  We are currently on a year to year arrangement with our landlord under which we paid $126,454 in rent during the fiscal year ended December 31, 2010.

ITEM 3.

LEGAL PROCEEDINGS

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

ITEM 4.

[REMOVED AND RESERVED]

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on OTCQB under the symbol “OMTK.”  The CUSIP number for the Issuer’s common stock is 68215W 10 7.  The following table sets forth, in U.S. dollars the high and low sale prices for each of the calendar quarters indicated, as reported by the OTCQB.  The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	Company Common Stock Prices
	High	Low
2010
Quarter ended December 31	$0.30	$0.15
Quarter ended September 30	0.50	0.10
Quarter ended June 30	0.50	0.15
Quarter ended March 31	0.55	0.29

2009
Quarter ended December 31	$1.01	$0.30
Quarter ended September 30	0.65	0.30
Quarter ended June 30	0.70	0.25
Quarter ended March 31	1.01	0.32

There is currently a limited public market for the Common Stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained.  However, should such a market arise, the possibility or actual sale into the market of shares of the Company's Common Stock as permitted under Rule 144 of the Securities Act of 1933 may adversely affect prevailing market prices, if any, for the Company's Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.  In order to qualify for unrestricted resale of Common Stock under Rule 144, certain holding periods must be met and a legal opinion setting forth the exemption from registration must be provided.  Further, there is no assurance that Rule 144 will be applicable to the Company and investors may not be able to rely on its provisions now or in the future.  In addition, sales of significant amounts of Common Stock by the Company subsequent to this offering could have an adverse effect on the market price, if any, for the Company's securities.

The market price of the Company’s common stock will likely fluctuate significantly in response to the following factors, some of which are beyond the Company’s control: variations in its quarterly operating results; changes in financial estimates of its revenues and operating results by securities analysts; changes in market valuations of similar companies; announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; future sales of its common stock; stock market price and volume fluctuations attributable to inconsistent trading volume levels of its stock; commencement of or involvement in litigation.

On March 15, 2011, the last bid and ask of our common stock as reported on the OTCQB was $0.20 and $0.35, respectively.

Holders

There were approximately 56 holders of record of the Company's Common Stock as of March 3, 2011.

Dividends

Common Stock - No dividends have ever been paid on the Common Stock and the Company does not currently anticipate paying any cash or other dividends on the Common Stock.  Future dividend policy will be determined by the Board of Directors of the Company in light of prevailing financial need and earnings, if any, of the Company and other relevant factors.

Preferred Stock - Under our articles of incorporation, our Board of Directors is authorized, without stockholder action, to issue preferred stock in one or more series and to fix the number of shares and rights, preferences, and limitations of each series.  Among the specific matters that may be determined by the Board of Directors are the dividend rate, the redemption price, if any, conversion rights, if any, the amount payable in the event of any voluntary liquidation or dissolution of our company, and voting rights, if any. As of the date of this report, no shares of preferred stock were issued and outstanding.

Payment of dividends on the Common Stock and Preferred Stock is within the discretion of the Board of Directors, is subject to state law, and will depend upon the Company's earnings, if any, its capital requirements, financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2010 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,600,000	$0.76	7,400,000
Equity compensation plans not approved by stockholders	0	0	0
Total	2,600,000	$0.76	7,400,000

On September 1, 2006, the Board of Directors adopted the Omnitek Engineering Corp. 2006 Long-term Incentive Plan (the “2006 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance by the company to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to the Company.  The 2006 Plan is administered by a committee comprised of the Board of Directors of the Company or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.  On November 30, 2007, the Board of Directors authorized the increase of shares available under the 2006 Plan to 10,000,000 post split adjusted shares.

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2010.

Recent Sales of Unregistered Securities

On November 16, 2009, the Company issued 100,000 shares of common stock in the Company’s name as partial collateral for the note payable to Brad Birdwell.  These shares were cancelled in 2010 upon the repayment of the note payable.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Mr. Birdwell was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Pete Petersen, Vice President of Engineering, resigned from the Company effective January 15, 2010.  Under mutual agreement, Mr. Petersen surrendered 600,000 shares of the Company’s common stock acquired by him in the merger of Pensare and the Company.  At the time of the merger, Mr. Peterson was granted 1,200,000 shares of common stock.

On January 5, 2010, the Company issued 20,000 shares of common stock in the Company’s for legal services valued at $7,500.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The legal counsel receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

On September 22, 2010, the Company issued 100,000 shares of common stock in the Company’s for consulting services valued at $20,000.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The consultant receiving the common stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

On December 31, 2010 the Company issued 37,500 shares of common stock in the Company’s for consulting services valued at $5,625.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The consultant receiving the common stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

On December 31, 2010 the Company issued 74,654 shares of common stock in the Company’s for legal services valued at $11,198.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The legal counsel receiving the common stock were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

ITEM 6.

SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Form 10 for Registration of Securities.  Some of the statements under “Management’s Discussion and Analysis,” “Description of Business” and elsewhere herein may include forward-looking statements which reflect our current views with respect to future events and financial performance.  These statements include forward-looking statements both with respect to us specifically and the alternative fuels engines industry in general.  Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. The safe harbor provisions of the federal securities laws do not apply to any forward-looking statements contained in this registration statement.

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

A.

Results of Operations

For the years ended December 31, 2010 and 2009

Our sales increased to $1,733,303   in 2010 from $1,325,757 in 2009. The increase of 31% was the result of higher energy prices during 2010 that increased the demand for alternative energy sources.  For an engine owner to justify the cost of converting an engine to alternative fuels using our technology requires a disparity in the cost of oil vs. the cost of natural gas. During 2010 diesel prices rose while natural gas prices stayed constant.  There was an incentive to convert engines using our technology. For the same reason, our international sales increased by $75,871 to $956,717 in 2010 from $880,846 in 2009.  Our U.S. sales increased by $331,375 to $776,586 in 2010 from $445,211.

Similarly our cost of sales rose to $1,154,766 in 2010 from $933,788 in 2009. Our Gross Margin was 33% in 2010 compared to 30% in 2009.  We expect that our gross margin will be in the 33% range until our operations grow sufficiently to allow us to negotiate better pricing for our components.  The increase in our cost of sales was directly proportionate to the increase in sales.

Our operating expenses for 2010 were $1,726,352 compared to $1,397,345 in 2009.  Major components of general and administrative expenses during 2010 were accounting expenses of $73,638, rent expense of $126,454, related party option expense of $637,813, and salaries and wages of $208,329.  This compares to accounting expenses of $31,408, rent expense of $102,440, related party option expense of $244,435 and salary and wages of $208,588 during 2009.  The options granted to our officers and directors vested primarily in 2010 resulting in a higher expense than in 2009.  Our research and development expenses were $133,302 in 2010 compared to  $329,881 in 2009.  Included in operating expenses for 2010 was approximately $100,000 for the one-time cost of completing the registration of our common stock.

Our net loss for the year ended December 31, 2010 was $1,155,442 compared to $1,357,695 in 2009.  Our loss decreased despite increased warrant and option expense. During 2009 we determined to impair the tax benefit of our net operating loss carryovers by $403,324.  This impairment was a one-time event.  We recorded a $171,331 and $232,395 impairment of our inventory during 2010 and 2009, respectively, for items determined to be slow moving or obsolete.

Excluding these non-cash expenses our net loss would have been $346,298 and $310,391 during 2010 and 2009, respectively. We expect that we will continue to grant options and warrants to obtain the services we require as a way to reduce cash expenditures.

B.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we have sufficient cash to meet our operating requirements for the proximate 12 months.

Liquidity and Capital Resources

Overview

For the Years Ended December 31, 2010 and 2009

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $5,982,147 at December 31, 2010. In particular we incurred a loss of $1,155,442 and $1,357,695 during the years ended December 31, 2010 and 2009, respectively.

At December 31, 2010 our current liabilities totaled $870,779 and our current assets totaled $1,191,520. This leaves a net of $320,741 to cover possible negative cash flows in 2011.  We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis. We believe that our liquidity is sufficient for at least the next twelve months.

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

Operating Activities

We realized a positive cash flow from operations of $40,111 for the year ended December 31, 2010 compared to a negative cash flow of $60,163 during the year ended December 31, 2009.

Our net loss for the year ended December 31, 2010 was $1,155,442 compared to $1,357,695 in 2009. Included in the net loss are non-cash expenses which are not a drain on our capital resources.  During 2010, these expenses include the value of options and warrants granted in the amount of $637,813, common stock issued for services of $25,625, impairment of inventory of $171,331 and depreciation and amortization of $93,711. During 2009, these expenses include the value of options and warrants granted in the amount of $411,585, contributed interest of $21,261, impairment of inventory of $232,395, depreciation and amortization of $96,853 and the impairment of the deferred tax asset in the amount of $403,324. Excluding these non-cash amounts, the net loss would have been $226,962 for the year ended December 31, 2010 and a net loss of $192,547 for the year ended December 31, 2009.

Financing Activities

During 2009 we received $110,000 in proceeds from notes payable. We repaid $15,842 and $84,158 in notes payable during 2009 and 2010, respectively.

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

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances would indicate that there may be impairment.  The Company compares the estimated undiscounted future cash flows to the carrying value of the long-lived assets to determine if impairment has occurred.  In the event that impairment has occurred, the Company recognizes the impairment immediately.

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit, which would affect the effective tax rate if recognized.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

At December 31, 2009, the Company had a deferred tax asset of $403,324, which the Company anticipated applying against future taxable income based on anticipated future income. However, due to unexpected ongoing losses in 2009, management reevaluated the Company’s net operating loss carry forwards and determined that a valuation allowance for the same amount of the deferred tax asset is warranted.

At December 31, 2010, the Company had net operating loss carry forwards of approximately $924,000 through 2030.  No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Recently Issued Accounting Pronouncements

During the year ended December 31, 2010 the Company did not adopted any accounting pronouncements, which had an impact on the financial statements or results of operation.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

ITEM 8.

FINANCIAL STATEMENTS.

OMNITEK ENGINEERING CORP.

FINANCIAL STATEMENTS

December 31, 2010 and 2009

C O N T E N T S

SADLER, GIBB & ASSOCIATES, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Omnitek Engineering Corporation

We have audited the accompanying balance sheet of Omnitek Engineering Corporation as of December 31, 2010, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Omnitek Engineering Corporation as of December 31, 2009, were audited by other auditors whose report dated April 6, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Omnitek Engineering Corporation as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 22, 2011

HJ ASSOCIATES & CONSULTANTS, L.L.P.
CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

50 West Broadway, Suite 600
Salt Lake City, Utah 84101
(801) 328-4408
Fax (801) 328-4461
www.hjcpafirm.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Omnitek Engineering Corporation

We have audited the accompanying balance sheets of Omnitek Engineering Corporation as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnitek Engineering Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP
Salt Lake City, Utah
April 6, 2010

An Independently Owned Member
McGLADREY ALLIANCE | McGladrey

OMNITEK ENGINEERING CORP.

Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009
CURRENT ASSETS
Cash	$34,944	$78,991
Accounts receivable, net of allowance of $10,000	28,117	10,813
Accounts receivable -related party	-	73,749
Inventory	1,055,047	1,083,399
Deposits	73,412	128,359

Total Current Assets	1,191,520	1,375,311

FIXED ASSETS, net	-	11,727

OTHER ASSETS
Prepaid expense	-	2,500
Intellectual property, net	76,518	158,503

Total Other Assets	76,518	161,003

TOTAL ASSETS	$1,268,038	$1,548,041

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$136,936	$11,832
Accrued expenses-related parties	395,888	371,050
Accounts payable-related parties	4,068	16,105
Customer deposits	333,887	194,331
Note payable	-	84,158

Total Current Liabilities	870,779	677,476

Total Liabilities	870,779	677,476

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
15,659,829 and 16,127,675 shares issued and outstanding,
respectively	2,374,799	2,330,476
Additional paid-in capital	4,004,607	3,366,794
Accumulated deficit	(5,982,147)	(4,826,705)

Total Stockholders' Equity	397,259	870,565

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,268,038	$1,548,041

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Operations

	For the
	Years Ended
	December 31,
	2010	2009
REVENUES	$1,733,303	$1,325,757
COST OF GOODS SOLD	1,154,766	933,788
GROSS MARGIN	578,537	391,969

OPERATING EXPENSES

General and administrative	1,498,461	928,089
Bad debt expense	878	42,522
Research and development expense	133,302	329,881
Depreciation and amortization expense	93,711	96,853

Total Operating Expenses	1,726,352	1,397,345

LOSS FROM OPERATIONS	(1,147,815)	(1,005,376)

OTHER INCOME (EXPENSE)

Other income	-	69,022
Interest expense	(6,829)	(26,812)
Interest income	2	9,595

TOTAL OTHER INCOME (EXPENSE)	(6,827)	51,805

NET LOSS BEFORE INCOME TAXES	(1,154,642)	(953,571)
INCOME TAX EXPENSE	(800)	(404,124)

NET LOSS	$(1,155,442)	$(1,357,695)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.08)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	15,592,640	16,008,846

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2008	16,006,398	$2,320,476	$2,933,948	$(3,469,010)	$1,785,414

Common stock issued for
conversion of note payable	21,277	10,000	-	-	10,000

Common stock issued as
collateral for note payable	100,000	-	-	-	-

Value of options issued for services	-	-	266,331	-	266,331

Value of warrants issued for services	-	-	145,254	-	145,254

Contributed interest on related
party payables	-	-	21,261	-	21,261

Net loss for year ended
December 31, 2009	-	-	-	(1,357,695)	(1,357,695)

Balance, December 31, 2009	16,127,675	2,330,476	3,366,794	(4,826,705)	870,565

Common stock issued in
payment of debt	94,654	18,698	-	-	18,698

Common stock forfeited	(600,000)	-	-	-	-

Common stock cancelled as
collateral for note payable	(100,000)	-	-	-	-

Common stock issued for
services	137,500	25,625	-	-	25,625

Compensation expense recognized
on options and warrants	-	-	637,813	-	637,813

Net loss for the year ended
December 31, 2010	-	-	-	(1,155,442)	(1,155,442)

Balance, December 31, 2010	15,659,829	$2,374,799	$4,004,607	$(5,982,147)	$397,259

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Cash Flows

	For the
	Years Ended
	December 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(1,155,442)	$(1,357,695)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Impairment of investments	-	900
Amortization and depreciation expense	93,711	96,853
Options and warrants granted	637,813	411,585
Stock issued for services	25,625	-
Contributed interest	-	21,261
Impairment of inventory	171,331	232,395
Impairment of deferred tax asset	-	403,324
Changes in operating assets and liabilities
Accounts receivable	(17,304)	14,746
Accounts receivable-related parties	73,749	(66,706)
Inventory	(142,978)	123,298
Inventory deposits	54,947	81,856
Prepaid expenses	2,500	-
Accounts payable and accrued expenses	61,302	(208,275)
Accrued expenses-related parties	95,301	98,969
Customer deposits	139,556	87,326

Net Cash Provided by (Used in) Operating Activities	40,111	(60,163)

INVESTING ACTIVITIES

Purchase of property and equipment	-	(1,475)

Net Cash Used in Investing Activities	-	(1,475)

FINANCING ACTIVITIES

Proceeds from note payable	-	110,000
Repayment of note payable	(84,158)	(15,842)

Net Cash Provided by
Net Cash Provided by (Used in) Financing Activities	(84,158)	94,158

NET INCREASE (DECREASE) IN CASH	(44,047)	32,520
CASH AT BEGINNING OF YEAR	78,991	46,471

CASH AT END OF YEAR	$34,944	$78,991

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$4,720	$5,551
Income Taxes	800	800

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$18,698	$10,000

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 1- ORGANIZATION AND BUSINESS ACTIVITY

Omnitek Engineering Corp.

Omnitek Engineering, Corp. (Omnitek) was incorporated on October 9, 2001 as a California corporation.  Omnitek develops and supplies new natural gas engine and advanced engine management systems for gaseous fuels and is the manufacturer of a proprietary technology used to convert old or new diesel engines to operate on natural gas, propane or hydrogen.  Omnitek began operations on October 10, 2001, and was a spin-off from Nology Engineering, Inc.

Performance Stores, Inc.

On May 23, 2002, Omnitek, along with Werner Funk, Kevin Schulties, Tom Moore and Gigi Ho formed a Nevada Corporation under the name of PerformanceDepot.com (“Performance”).  Performance is an internet based E-commerce site.  Performance was 40% owned by Omnitek and 45.3% owned by Werner Funk, president of Omnitek.  In December 2003, Performance changed its corporate name to Performance Stores, Inc. As of August 31, 2004 the ownership by Omnitek changed from 40% down to 23%. As part of the change in accounting from a consolidation to an equity method, the Company recognized a $246,122 increase to additional paid-in capital.

The non controlling interest value associated with Performance at December 31, 2009 was zero because the loss attributable to the minority interest shareholders exceeded the basis of the shareholders. The minority interest losses still continue to exceed its basis as of December 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Accounting Methods

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31, year-end.

b.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

c.

Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.

d.

Reclassification

Certain balances in the 2009 financial statements have been reclassified to be consistent with the 2010 presentation.

OMNITEK ENGINEERING CORP.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.

Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements. The common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

	December 31,
	2010	2009
Numerator - loss	$(1,155,442)	$(1,357,695)
Denominator - weighted average
Number of shares outstanding	15,592,640	16,008,846

Loss per share	$(0.07)	$(0.08)

f.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation and amortization are calculated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets ranging from three to five years.

g.

Newly Issued Accounting Pronouncements

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

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

OMNITEK ENGINEERING CORP.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.

Newly Issued Accounting Pronouncements (continued)

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

h.

Provision For Income Taxes

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2003.

The provision (benefit) for income taxes for the year ended December 31, 2010 and 2009 consists of the following:

	2010	2009
Federal:
Current	$-	$403,324
Deferred	-	-
State:
Current	800	800
Deferred	-	-
	$800	$404,124

OMNITEK ENGINEERING CORP.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.

Provision For Income Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
Net operating loss carryover	$685,057	$219,145
Depreciation	(113,081)	(117,655)
Research and development carry forward	136,465	136,465
Related party accruals	113,674	108,980
Inventory reserve	249,299	182,480
Allowance for doubtful accounts	33,605	33,605
Accrued compensation	80,967	39,105
Deferred tax liabilities:
Valuation allowance	(1,185,986)	(602,125)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2010 and 2009 due to the following:

	2010	2009

Book loss	$(450,622)	$(372,204)
Meals and entertainment	1,448	453
State tax deduction	312	312
Related party expense	4,694	7,687
Stock/Options for services	258,741	168,810
Depreciation	4,574	21,111
Allowance for doubtful accounts	-	3.740
Compensated absences	-	30,286
Accrued compensation	41,862	-
Inventory reserve	66,819	90,635
Net operating loss carryover	72,172	49,970
Deferred tax asset	-	403,324

Income Tax Expense	$-	$404,124

At December 31, 2010, the Company had net operating loss carryforwards of approximately $685,000 through 2030.  No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

OMNITEK ENGINEERING CORP.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.

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

j.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the year ended December 31, 2010 and 2009, the Company expensed $26,610 and $30,263, respectively.

k.

Revenue Recognition

The Company recognizes revenue from the sale of new engines for use with compressed natural gas and engine components to convert existing engines to compressed natural gas use.  Revenue is recognized upon shipment of the products, and when collection is reasonably assured.

l.

Concentration of Risks

Customers

During the year ended December 31, 2010, six customers accounted for approximately 60% of sales.  For the year ended December 31, 2009, six customers accounted for approximately 63% of sales.

Suppliers

During the year ended December 31, 2010, one supplier accounted for 15% of products purchased.  During the year ended December 31, 2009, one supplier accounted for 17% of products purchased.

m.

Long – Lived Assets

The Company assesses the recoverability of its long lived assets annually and when ever circumstances would indicate that there may be an impairment.  The Company compares the estimated undiscounted future cash flows to the carrying value of the long lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, the Company will recognize the impairment immediately.

n.

Research and Development

The Company expenses the costs of researching and developing its products during the period incurred. During the years ended December 31, 2010 and 2009, the Company incurred research and development expenses of $133,302 and $329,881, respectively.

OMNITEK ENGINEERING CORP.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o.

Liquidity

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2010, the Company had an accumulated deficit of $5,982,147 and total stockholders’ equity of $397,259.  At December 31, 2010, the Company had current assets of $1,191,520, including cash and cash equivalents of $34,944, and current liabilities of $870,779, resulting in working capital of $320,741. For 2010, the Company reported a net loss of $1,155,442 and net cash provided by operating activities of $40,111. Management believes that based on its operating plan, the projected sales for 2011, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to continue profitable operations and obtain positive operating cash flows, it may require additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in San Marcos, California at December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009
Location:
San Marcos, CA
Raw materials	$970,046	$1,016,469
Finished goods	642,360	504,674
Peru (finished goods)	18,454	18,454
In transit	51,716	-
Allowance for obsolete inventory	(627,529)	(456,198)

	$1,055,047	$1,083,399

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $171,331 and $232,395, for the years ended December 31, 2010 and 2009, respectively.

OMNITEK ENGINEERING CORP.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009 consisted of the following:

	December 31,
	2010	2009

Research and development equipment	$41,159	$41,159
Tooling equipment	22,453	22,453
Computer equipment	2,721	2,721
Less: accumulated depreciation	(66,333)	(54,606)

Total	$-	$11,727

Depreciation expense for the years ended December 31, 2010 and 2009 was $11,726 and $13,414, respectively.

NOTE 5 - INTELLECTUAL PROPERTY

The Company’s patents and trademarks at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009

Patents	$42,295	$42,295
Trademarks	1,920	1,920
Intellectual property and customer list	474,000	474,000
Less: accumulated amortization	(441,697)	(359,712)

Total	$76,518	$158,503

Amortization expense for the years ended December 31, 2010 and 2009 was $81,985 and $83,439, respectively.

NOTE 6 - CUSTOMER DEPOSITS

The Company may require a customer deposit from domestic and international customers.  As of December 31, 2010 and 2009 the Company had customer deposits of $333,887 and $194,331, respectively.

NOTE 7 - PURCHASE COMMITMENTS

As of December 31, 2010 and 2009, the Company had outstanding purchase commitments for inventory totaling $184,592 and $263,587 respectively. Of these amounts, the Company had made prepayments of $73,412 as of December 31, 2010 and $128,359 as of December 31, 2009 and had commitments for future cash outlays for inventory totaling $110,911 and $135,228, respectively.

OMNITEK ENGINEERING CORP.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 8 - RELATED PARTY TRANSACTIONS

Note Receivable – Related Party

In 2005, the Company loaned $100,000 to Performance Depot Stores. Due to Performance Depot’s inability to repay the note, the Company has fully allowed for both the principal and interest due from Performance Depot.

Accounts Receivable – Related Parties

During the years ended December 31, 2007 through 2010, the Company acquired a minority interest in various distributors in exchange for use of the Company’s name and Logo. As of December 31, 2010, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C., and a 5% interest in Omnitek Stationary, Inc.  As of December 31, 2010 and 2009, the Company was owed $-0- and $73,749, respectively, by related parties for the purchase of products.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of December 31, 2010 and 2009, the Company owed related parties for such expenses, goods and services in the amounts of $4,068 and $16,105, respectively.

Accrued Expenses – Related Parties

During the year ended December 31, 2010 and 2009, related parties were due amounts for services performed for the Company.  As of December 31, 2010 and 2009 the related parties’ payables consisted of the following:

	December 31,
	2010	2009

Amounts due to the president	$309,446	$307,300
Amounts due to other officers of the company	86,442	63,750

Total	$395,888	$371,050

NOTE 9 - NOTE PAYABLE

At December 31, 2009, the Company had a current note payable to Brad Birdwell, in the amount of $84,158, which bore interest at 12% per annum. The note called for the Company to make monthly payments of $8,885 of principal and interest, with the final payment due October 15, 2010.  The note was secured by 100,000 shares, of the Company’s common stock and certain inventory parts.  As stipulated by the note the 100,000 shares were been issued in the Company’s name.  The note was repaid in full during the year ended December 31, 2010 and the shares were cancelled.

OMNITEK ENGINEERING CORP.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 10 – STOCKHOLDERS’ EQUITY

Options and Warrants

During the years ended December 31, 2010 and 2009, the Company granted -0- and 900,000 warrants for services, respectively.  During the years ended December 31, 2010 and 2009, the Company recognized expense of $52,712 and $145,254 related to warrants that vested, respectively.

During the year ended December 31, 2010, the Company granted 700,000 previously expired options to a consultant. The fair value of the options granted was estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: risk-free interest rate of 0.97%, expected dividend yield of zero, expected lives of one and one half years and expected volatility of 196.7%.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the Plan”).   Under the plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of December 31, 2010 the Company has a total of 4,520,000 options issued under the plan.

During the years ended December 31, 2010 and 2009, the Company recognized expense of $585,101 and $266,330 related to options that vested during the year, respectively.

A summary of the status of the options and warrants granted at December 31, 2010 and 2009, and changes during the years then ended is presented below:

	For the Years Ended December 31,
	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,170,000	$0.57	4,670,000	$0.57
Granted	700,000	0.13	900,000	0.39
Exercised	-	-	-	-
Expired or cancelled	-	-	(400,000)	0.125
Outstanding at end of year	5,870,000	0.52	5,170,000	0.57
Exercisable	4,750,000	$0.48	3,273,333	$0.50

OMNITEK ENGINEERING CORP.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

Options and Warrants (Continued)

A summary of the status of the options and warrants outstanding at December 31, 2010 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price

$0.01-0.50	3,150,000	1.8 years	2,550,000	$0.31
0.51-0.75	1,580,000	1.9 years	1,580,000	0.63
0.76-1.00	1,140,000	1.7 years	620,000	0.94

$0.01-1.00	5,870,000	1.8 years	4,750,000	$0.52

Common Stock

On November 16, 2009 the Company issued 100,000 shares of common stock in the Company’s name as partial collateral for the note payable to Brad Birdwell.  These shares were cancelled in 2010 upon the repayment of the note payable.

Pete Petersen, Vice President of Engineering, resigned from the Company effective January 15, 2010.  Under mutual agreement, Mr. Petersen surrendered 600,000 shares of the Company’s common stock acquired by him in the merger of Pensare and the Company.  At the time of the merger, Mr. Peterson was granted 1,200,000 shares of common stock.

On January 5, 2010 the Company issued 20,000 shares of common stock in the Company’s for legal services valued at $7,500. On September 22, 2010 the Company issued 137,500 shares of common stock in the Company’s for consulting services valued at $25,625. On December 31, 2010 the Company issued 74,654 shares of common stock in the Company’s for legal and consulting services valued at $11,198.

As of December 31, 2010 and 2009, the Company owed related parties for accrued expenses totaling $395,888 and $371,050. During the years ended December 31, 2010 and 2009, the Company recognized interest expense on these accrued expenses in the amounts of $-0- and $21,261, respectively. These amounts have been recorded as contributed capital.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events and has determined there are no material subsequent events to report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Dismissal of Previous Independent Accountants

On December 8, 2010, the Board of Directors of Omnitek Engineering Corp. (the “Registrant”) dismissed HJ Associates & Consultants, LLP who were the Registrant’s independent accountants responsible for the audit of the Registrant's financial statements.  This change in independent accountants did not result from any dissatisfaction with the quality of professional services rendered by HJ Associates & Consultants, LLP.

The audit reports of HJ Associates & Consultants, LLP on the Registrant’s financial statements for the fiscal years ended December 31, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  During the two most recent fiscal years prior to the date of dismissal and through December 8, 2010, the date of dismissal of HJ Associates & Consultants, LLP, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report.  During the two most recent fiscal years and through December 8, 2010, the date of dismissal, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

We provided HJ Associates & Consultants, LLP, with a copy of the disclosure contained herein made in response to Item 304(a) of Regulation S-K and requested HJ Associates & Consultants, LLP, to furnish a letter addressed to the Commission stating that it agreed with the statements made by the Company.  A copy of that letter was filed as exhibit 16.1 the report on Form 8-K/A filed December 17, 2010.

Newly Engaged Independent Accountants

On December 8, 2010, the Board of Directors approved the engagement of the accounting firm of Sadler, Gibb & Associates as its independent registered public accounting firm responsible for the audit of the Company's financial statements effective immediately.  Through December 10, 2010, neither the Company nor anyone on its behalf consulted Sadler, Gibb & Associates regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

ITEM 9A(T).

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2010, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting were effective as of the end of the period covered by this report.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management’s assessment, management has determined that there is no material weakness

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director

Werner Funk	52	President, CEO, Secretary and Director	One Year	May 2001 to Present

Janice M. Quigley	62	Chief Financial Officer and Director	One Year	August 2003 to Present

All of the Company’s directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

 Significant Employees

There are no significant employees other than Mr. Funk and Ms. Quigley.

Family Relationships

There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company or a Significant Employee is as follows:

Werner Funk – Mr. Funk was born in Germany.  He has been a Director and the CEO of Omnitek since its formation in May of 2001.  Mr. Funk has over 26 years experience in international business, manufacturing, engineering, marketing and internet commerce.  He is responsible for management, marketing and new product design.  Mr. Funk was educated in Germany where he attended high school and vocational college for automotive technology and graduated with honors receiving a bachelor degree in automotive technology.  While living in Germany, he worked for Mercedes-Benz and was the assistant crew chief of a Porsche factory sponsored racing team.  Mr. Funk moved to the United States in 1978, where upon he started Nology Engineering Inc., a California Corporation, which designs, manufactures and markets automotive products for the performance aftermarket.  Mr. Funk is currently the CEO of Nology and Performance Stores.  Mr. Funk is also the inventor of 7 registered and pending patents.

Janice M. Quigley – Mrs. Quigley was appointed as a Director and Chief Financial Officer of the Company on August 26, 2003, and is responsible for the financial reporting and personnel management of the Company.  Mrs. Quigley, a native of San Francisco, California, had worked in the electronics industry for 27 years prior to relocating to San Diego in 1992.  Mrs. Quigley joined Advantage Lift Systems, Inc. (a manufacturer of heavy-duty vehicle hoists) in 1993 as its controller.  She was promoted to Chief Financial Officer in 1997 when the company acquired Globe Lifts (a manufacturer of light-duty vehicle hoists).  She remained in that position until October of 2000 when the company was sold.  Mrs. Quigley is also the CFO for Nology Engineering, Inc.

Directorships

No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1)

was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2)

was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)

was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Promoters and Control Persons

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who own more than ten percent of the Company's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC.  Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all such forms that they have filed.

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2010, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have two directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Audit Committee and Audit Committee Financial Expert

Our board of directors is comprised of two directors, neither of which is an outside independent director, and as of the date hereof we have not established an audit committee. Accordingly, our board of directors presently performs the functions that would customarily be undertaken by an audit committee.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2010 and 2009 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compen-sation	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)
Werner Funk(1)	2010	$100,000					$100,000
Chairman, President, CEO and Secretary	2009	$100,000	--	--	--	--	$100,000

Janice M. Quigley(2)	2010	$60,000					$60,000
Director and CFO	2009	$60,000	--	--	--	--	$60,000

Peter Petersen (3)	2010	$5,736					$5,736
VP of Engineering	2009	$102,542(4)	--	--	--	--	$102,542

(1)   Includes $22,998 and $50,000 of accrued but unpaid salary in 2010 and 2009, respectively.

(2)   Includes $17,500 and $37,500 of accrued but unpaid salary in 2010 and 2009, respectively.

(3)  Mr. Petersen resigned from the Company effective January 15, 2010.

(4)   Mr. Petersen’s base salary at the beginning of 2009 was $100,000, pursuant to a raise given by the Board of Directors on July 27, 2008.  Mr. Petersen received an extra two weeks salary due to payroll calendaring for this year.

Narrative Disclosure to Summary Compensation Table

On November 1, 2007, the Company entered into an Employment Agreement with Mr. Funk that provides for continued service in his current capacity as President and CEO for a period of five years at an initial salary of $100,000 per year.  Pursuant to the terms of the Employment Agreement, Mr. Funk agreed that 50% of his salary shall be deferred for a period of 12 months at which time it will be due and payable.  As set forth above, Mr. Funk has continued to defer a portion of his salary.  The Employment Agreement further provides that annual bonuses shall be determined by the Company’s Board of Directors in its sole discretion in accordance with performance-based criteria applicable generally to the executive-level employees of the Company.  Additionally, Mr. Funk’s Employment Agreement contains a stock option which entitles Mr. Funk the option to purchase 2,000,000 post-split adjusted shares of the Common Stock of the Company, at prices ranging from $0.5250 to $1.00 per share.

Also on November 1, 2007, the Company entered into an Employment Agreement with, Ms. Quigley that provides for continued service in her current capacity as Chief Financial Office for a period of five years at an initial salary of $60,000 per year.  Pursuant to the terms of the Employment Agreement Mrs. Quigley agreed that 50% of her salary shall be deferred for a period of 12 months at which time it will be due and payable.  As set forth above, Mrs. Quigley has continued to defer a portion of her salary.  The Employment Agreement further provides that annual bonuses shall be determined by the Company’s Board of Directors in its sole discretion in accordance with performance-based criteria applicable generally to the executive-level employees of the Company.  Additionally, Mrs. Quigley’ Employment Agreement contains a stock option which entitles Mrs. Quigley the option to purchase 600,000 post split adjusted shares of the Common Stock of the Company, at prices ranging from $0.5250 to $1.00 per share.

On November 3, 2006, the Company entered into an Employment Agreement with Peter Petersen as Vice President of Engineering for a period of four years commencing January 1, 2007 and concluding December 31, 2011, at an initial salary of $78,000 per year. The Employment Agreement further provides that annual bonuses shall be determined by the Company’s Board of Directors in its sole discretion in accordance with performance-based criteria applicable generally to the executive-level employees of the Company.  On July 27, 2008 the Board of Directors raised Mr. Petersen’s base salary to $100,000 per year.  Additionally, Mr. Petersen’s Employment Agreement contains a stock option which entitles Mr. Peterson the option to purchase 1,200,000 post split adjusted shares of the Common Stock of the Company, at a price of $0.475 per share. On January 4, 2010 Mr. Petersen tendered his resignation effective January 15, 2010.  As part of Mr. Petersen’s separation agreement with the Company, Mr. Petersen surrendered 600,000 shares of common stock owned by him and cancelled 600,000 options.

We have not granted any options, stock appreciation rights, SARs, or any other similar equity awards during the last completed fiscal year to our Named Executive Officers.

No Named Executive Officer exercised any options or SARs during the last completed fiscal year or owned any unexercised options or SARs at the end of the fiscal year.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers acts or will act on behalf of or at the direction of any other person.

Compensation of Directors

There was no compensation paid to any director who was not a Named Executive Officer during the year ended December 31, 2010.

Directors serve without compensation and there are no standard or other arrangements for their compensation. There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries, any change in control of the Company. There are no agreements or understandings for any Director to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010.

The following table provides information for the named executive officers on stock option holdings as of the end of 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Werner Funk	400,000	0	0	$0.5250	11/7/2014
Werner Funk	400,000	0	0	$0.6250	11/7/2014
Werner Funk	400,000	0	0	$0.7500	11/7/2014
Werner Funk	400,000	0	0	$0.8750	11/7/2014
Werner Funk	0	0	400,000	$1.00	11/7/2014

Janice M. Quigley	120,000	0	0	$0.5250	11/7/2014
Janice M. Quigley	120,000	0	0	$0.6250	11/7/2014
Janice M. Quigley	120,000	0	0	$0.7500	11/7/2014
Janice M. Quigley	120,000	0	0	$0.8750	11/7/2014
Janice M. Quigley	0	0	120,000	$1.00	11/7/2014

On September 1, 2006, the Board of Directors adopted the Omnitek Engineering Corp. 2006 Long-term Incentive Plan (the “2006 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance by the company to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to the Company.  The 2006 Plan is administered by a committee comprised of the Board of Directors of the Company or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.  On November 30, 2007, the Board of Directors authorized the increase of shares available under the 2006 Plan to 10,000,000 post split adjusted shares.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on December 31, 2010.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust UDT 9/25/07 904 Camino Del Arroyo Dr. Lake San Marcos, CA 92078	10,081,482(1) (2)	64.38%

Common Stock	Garber Family Trust U/D/T 07/30/1992 78-166 Bovee Circle Palm Dessert, CA 92211	3,133,965(3)	20.01%

(1)   This amount includes currently vested options to purchase 1,600,000 shares of Common Stock.

(2)      Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

(3)   John Garber, the Trustee of the Garber Family Trust U/D/T 07/30/1992, has sole voting and dispositive power as to all of the shares.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s current directors and executive officers, as of the close of business on July 30, 2010.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust UDT 9/25/07 904 Camino Del Arroyo Dr. Lake San Marcos, CA 92078	10,081,482 (1) (2)	64.38%

Common Stock	Janice M. Quigley 2023 Rancho Corte Vista, CA 92084	670,000(3)	4.28%

Common Stock	Directors and Executive Officers as a Group (2 persons)	10,221,132	68.66%

(1) This amount includes currently vested options to purchase 1,600,000 shares of Common Stock.

(2)  Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

(3)  This amount includes currently vested options to purchase 480,000 shares of Common Stock.

Changes in Control

To the best of the Company’s knowledge there are no present arrangements or pledges of the Company's securities, which may result in a change in control.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Werner Funk, the President and CEO of Omnitek, is the principal shareholder and the President, CEO, Secretary and a Director of Nology Engineering, Inc., a non-public California corporation that designs, manufactures and markets automotive products for the performance aftermarket   Mr. Funk is also a shareholder, the President, CEO, Secretary and a Director of Performance Stores, Inc., a Nevada corporation, which is an internet based e-commerce site selling automotive performance parts.

Jan Quigley, the CFO of Omnitek, is a shareholder and also serves as the CFO and a Director of Nology Engineering, Inc.

The Company has not been a party to any transactions between persons who were executive officers, directors, or principal stockholders of our corporation during the fiscal years ended December 31, 2010 and 2009.

Except as set forth above, none of the following parties have, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us.

Review, Approval or Ratification of Transactions with Related Persons

Not Applicable.

Promoters and Certain Control Persons

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company is to be a party, in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Director Independence

The Board has determined that none of the Company’s Directors have met the independence requirements based upon the application of objective categorical standards adopted by the Board.  In making a determination regarding a Director’s independence, the Board considers all relevant facts and circumstances, including the Director’s commercial, banking, consulting, legal, accounting, charitable and familial relationships and such other criteria as the Board may determine from time to time.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the fiscal year ended December 31, 2010, we incurred approximately $49,243 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2010.

During the fiscal year ended December 31, 2009, we incurred approximately $32,356 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2009.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $2,023 and $2,130, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $5,175 and $0, respectively.

ITEM 15.

EXHIBITS.

(a)

Financial Statements.

(i)

The Balance Sheet of Omnitek Engineering Corp. as of December 31, 2010 and 2009, the Statements of Operations for the years ended December 31, 2010 and 2009, the Statements Stockholders’ Equity (Deficit) from December 31, 2008 to December 31, 2010, and of Cash Flows for the years ended December 31, 2010 and 2009, and together with the notes thereto and the reports of Sadler & Gibbs and HJ Associates & Consultants LLP thereon appear in Item 8 and are included in this report.

(b)

Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
2.01	Pensare Inc. Merger Agreement and Plan of Reorganization(1)
3.01	Amended and Restated Articles of Incorporation(1)
3.02	Amended and Restated By-laws(1)
10.01	Exclusive Representation Agreement with Omnitek Stationary, Inc., dated December 2, 2009(1)
10.02	Exclusive Representation Agreement with Omnitek Peru SAC dated September 28, 2009(2)
10.03	Exclusive Representation Agreement with Omnitek Thailand Co., Ltd. dated November 1, 2007(2)
10.04	Employment Agreement of Werner Funk(2)
10.05	Employment Agreement of Janice Quigley(2)
21.01	Subsidiaries(1)
23.01	Auditor’s Consent
24.01	Power of Attorney(1)
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Incorporated by reference to our Registration Statement on Form 10 filed on April 27, 2010.

(2)

Incorporated by reference to our Registration Statement on Form 10/A-2 filed on July 15, 2010.

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: March 22, 2011

/s/ Werner Funk

By:  Werner Funk

Its:  President and Secretary

Dated: March 22, 2011

/s/ Janice M. Quigley

By: Janice M. Quigley

Its:  Chief Financial Officer

and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 22, 2011

/s/ Werner Funk

By:  Werner Funk, Director

Dated: March 22, 2011

/s/ Janice M. Quigley

Janice M. Quigley, Director