Form 10-Q
period 2011-03-31
Omnitek Engineering Corp
filed 2011-05-12
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2011

Commission file number: 000-53955

OMNITEK ENGINEERING CORP.

 (Exact name of Registrant as specified in Its Charter)

California	33-0984450
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1945 S. Rancho Santa Fe Road, San Marcos, California, 92078

 (Address of Principal Executive Offices)

760-591-0089

 (Registrant's Telephone Number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

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

As of May 9, 2011, there were 15,704,042 shares of the issuer's Common Stock, no par value, issued and outstanding.

OMNITEK ENGINEERING CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2011

ii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and footnotes necessary for a complete presentation of our financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our unaudited consolidated balance sheet as of March 31, 2011 and our unaudited consolidated statements of operations for the three month periods ended March 31, 2011 and 2010, and the unaudited consolidated statements of cash flows for the three month periods ended March 31, 2011 and 2010, are attached hereto and incorporated herein by this reference.

OMNITEK ENGINEERING CORP.
Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$31,945	$34,944
Accounts receivable, net of allowance of $10,000	20,344	28,117
Accounts receivable -related party	30,295	-
Inventory, net	959,236	1,055,047
Deposits	112,288	73,412

Total Current Assets	1,154,108	1,191,520

FIXED ASSETS, net	10,530	-

OTHER ASSETS
Intellectual property, net	56,217	76,518

Total Current Assets	56,217	76,518

TOTAL ASSETS	$1,220,855	$1,268,038

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$66,348	$136,936
Accrued expenses - related parties	383,965	395,888
Accounts payable - related parties	3,290	4,068
Customer deposits	282,431	333,887

Total Current Liabilities	736,033	870,779

Total Liabilities	736,033	870,779

STOCKHOLDERS' EQUITY
Common stock, 25,000,000 shares authorized, no par value
15,659,829 shares issued and outstanding	2,374,799	2,374,799
Additional paid-in capital	4,074,059	4,004,607
Accumulated deficit	(5,964,036)	(5,982,147)

Total Stockholders' Equity	484,822	397,259

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,220,855	$1,268,038

The accompanying notes are an integral part of these consolidated financial statements.

OMNITEK ENGINEERING CORP.
Statements of Operations
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010

REVENUES	$615,256	$417,242
COST OF GOODS SOLD	282,630	251,252
GROSS MARGIN	332,626	165,990

OPERATING EXPENSES

General and administrative	265,857	621,750
Research and development expense	27,465	38,712
Depreciation and amortization expense	20,393	23,731

Total Operating Expenses	313,715	684,193

INCOME (LOSS) FROM OPERATIONS	18,911	(518,203)

OTHER INCOME (EXPENSE)

Interest expense	-	(7,803)
Interest income	-	1,670

TOTAL OTHER INCOME (EXPENSE)	-	(6,133)

NET INCOME (LOSS) BEFORE INCOME TAXES	18,911	(524,336)
INCOME TAX EXPENSE (BENEFIT)	800	800

NET INCOME (LOSS)	$18,111	$(525,136)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	15,659,829	16,146,564

The accompanying notes are an integral part of these consolidated financial statements.

OMNITEK ENGINEERING CORP.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2009	16,127,675	$2,330,476	$3,366,794	$(4,826,705)	$870,565

Common stock issued in
payment of debt	94,654	18,698	-	-	18,698

Common stock forfeited	(600,000)	-	-	-	-

Common stock cancelled as
collateral for note payable	(100,000)	-	-	-	-

Common stock issued for
services	137,500	25,625	-	-	25,625

Compensation expense recognized
on options and warrants	-	-	637,813	-	637,813

Net loss for the year ended
December 31, 2010	-	-	-	(1,155,442)	(1,155,442)

Balance, December 31, 2010	15,659,829	2,374,799	4,004,607	(5,982,147)	397,259

Value of options and warrants
issued for services (unaudited)	-	-	69,452	-	69,452

Net income for the three months ended
March 31, 2011 (unaudited)	-	-	-	18,111	18,111

Balance, March 31, 2011 (unaudited)	15,659,829	$2,374,799	$4,074,059	$(5,964,036)	$484,822

The accompanying notes are an integral part of these consolidated financial statements.

OMNITEK ENGINEERING CORP.
Statements of Cash Flows
(unaudited)
	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2011	2010
OPERATING ACTIVITIES

Net income (loss)	$18,111	$(525,136)
Adjustments to reconcile net income (loss) to
net cash provided (used) by operating activities:
Amortization and depreciation expense	20,392	23,731
Options and warrants granted	69,452	379,067
Contributed interest	-	5,543
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	7,773	(22,531)
(Increase) decrease in accounts receivable-related parties	(30,295)	23,323
(Increase) decrease in deposits	(38,876)	2,261
(Increase) decrease in inventory	95,811	(59,276)
Increase (decrease) in accounts payable and accrued expenses	(71,366)	94,178
Increase (decrease) in customer deposits	(51,456)	51,942
Increase (decrease) in accrued expenses-related parties	(11,924)	(10,305)

Net Cash Provided (Used) by Operating Activities	7,622	(37,203)

INVESTING ACTIVITIES

Purchase of intellectual property	-	(750)
Purchase of property and equipment	(10,621)	-

Net Cash Used in Investing Activities	(10,621)	(750)

FINANCING ACTIVITIES

Repayment of note payable	-	(24,395)

Net Cash Used in Financing Activities	-	(24,395)

NET DECREASE IN CASH	(2,999)	(62,348)

CASH AT BEGINNING OF PERIOD	34,944	78,991

CASH AT END OF PERIOD	$31,945	$16,643

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$2,260
Income taxes	$800	$800
NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$7,500

The accompanying notes are an integral part of these consolidated financial statements.

OMNITEK ENGINEERING CORP.

Condensed Notes to Financial Statements

March 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in San Marcos, California at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
Location:
San Marcos, CA
Raw materials	$891,315	$1,021,762
Finished goods	676,996	642,360
Peru (finished goods)	18,454	18,454
Allowance for obsolete inventory	(627,529)	(627,529)

	$959,236	$1,055,047

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $171,331 for the three months ended March 31, 2011 and the year ended December 31, 2010 respectively.

OMNITEK ENGINEERING CORP.

Condensed Notes to Financial Statements

March 31, 2011

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2011 and December 31, 2010 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

During the years ended December 31, 2007 through 2009, the Company acquired a minority interest in various distributors in exchange for use of the Company’s name and Logo. As of March 31, 2011, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C.  As of March 31, 2011 and December 31, 2010, the Company was owed $30,295 and $-0-, respectively, by related parties for the purchase of products.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of March 31, 2011 and December 31, 2010, the Company owed related parties for such expenses, goods and services in the amounts of $3,290 and $4,068, respectively.

Accrued Expenses – Related Parties

As of March 31, 2011 and December 31, 2010, related parties were owed $383,965 and $395,888, respectively, for services performed for the Company.

OMNITEK ENGINEERING CORP.

Condensed Notes to Financial Statements

March 31, 2011

NOTE 5 -  STOCK OPTIONS

During the three months ended March 31, 2011 and 2010, the Company recognized expense of $69,452 and $379,067, respectively, for options that vested during the periods pursuant to ASC Topic 718.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the Plan”). Under the plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of March 31, 2011 the Company has a total of 3,320,000 options issued under the plan.  No options were issued under the plan during the periods ended March 31, 2011 and December 31, 2010.

A summary of the status of the options and warrants granted at March 31, 2011 and December 31, 2010 and changes during the periods then ended is presented below:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,870,000	$0.52	5,170,000	$0.57
Granted	-	-	700,000	0.13
Expired or cancelled	(1,200,000)	0.87	-	-
Outstanding at end of period	4,670,000	0.54	5,870,000	0.52
Exercisable	3,550,000	$0.50	4,750,000	$0.48

A summary of the status of the options and warrants outstanding at March 31, 2011 is presented below:

Range of Exercise Prices		Weighted Average Remaining Contractual Life		Weighted- Average Exercise Price
	Number Outstanding		Number Exercisable

$0.01-0.50	1,950,000	2.0 years	1,350,000	$0.23
0.51-0.75	1,580,000	1.6 years	1,580,000	0.63
0.76-1.00	1,140,000	1.5 years	620,000	0.94

$0.01-1.00	4,670,000	1.8 years	3,550,000	$0.54

NOTE 6 - SUBSEQUENT EVENTS

On April 4, 2011, the Company issued 44,213 shares of its common stock upon the exercise of warrants by the Company’s attorney.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.  There are no material subsequent events to report.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

A.

Results of Operations

For the three months ended March 31, 2011 and 2010

Our sales increased to $615,256 in 2011 from $417,242 in 2010, an increase of $198,014 or 47%.

Our cost of sales rose to $282,630 in 2011 from $251,252 in 2010, an increase of $31,378 or 12%. Our gross margin was 54% in 2011 compared to 40% in 2010. We expect that our gross margin will continue in these ranges until our operations grow sufficiently to allow us to negotiate better pricing for our components.

Our operating expenses for 2011 were $313,715 compared to $684,193 in 2010, a decrease of $370,478 or 54%.  General and administrative expense for 2011 was $265,857 or 85% of operating expenses as compared to $621,750 or 91% in 2010. The decrease is due primarily to the decrease in expense related to stock options issued for services of $379,067 in 2010 as compared to $69,452 in 2011.  Major components of general and administrative expenses during 2011 were professional fees of $27,560, 10% of total G&A, rent expense of $30,998, 12%, and salary and wages of $78,682, 30%. This compares to professional fees of $52,738, rent expense of $31,598 and salaries and wages of $82,023 during 2010.   In 2010 professional fees were higher by approximately $25,000 due to legal and accounting expenses incurred in connection with the filing of our registration statement. We decreased research and development outlays to $27,465 in 2011 from $38,712 in 2010.

Our net income for the three months ended March 31, 2011 was $18,111, compared to a net loss of $524,436 in 2010. We turned from loss to income because of decreased professional fees, decreased option expense and cost cutting efforts.

B.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for the proximate 12 months.

Liquidity and Capital Resources

Overview

For the Three Months Ended March 31, 2011 and 2010

We have historically incurred significant losses which have resulted in a total accumulated deficit of $5,964,036 at March 31, 2011.

At March 31, 2011, our current liabilities totaled $736,033 and our current assets totaled $1,154,108, resulting in positive working capital of $418,075 and a current ratio of 1.57.  We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis. We believe that our liquidity is sufficient for at least the next twelve months.

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

Operating Activities

We have realized a positive cash flow from operations of $7,622 for the three months ended March 31, 2011 compared to a negative cash flow of $37,203 during the three months ended March 31, 2010. Included in the net income are non cash expenses which are not a drain on our capital resources. During 2011, these expenses include the value of options and warrants granted in the amount of $69,452 and depreciation and amortization of $20,392. Excluding these non cash amounts our net income for the three months ended March 31, 2011 would have increased by $89,844 to $107,955.

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

At December 31, 2010, the Company had net operating loss carry forwards of approximately $685,000 through 2030. No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by § 229.10(f)(1) and are not required to provide the information under this item.

Item 4T - Controls and Procedures

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operations.

Item 1a - Risk Factors

We are a smaller reporting company as defined by § 229.10(f)(1) and are not required to provide the information under this item.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuances of unregistered equity securities during the period covered by this report.

Subsequent to the period covered by this report

On April 4, 2011, the Company issued 44,213 shares of its common stock upon the exercise of warrants by the Company’s attorney.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The consultant receiving the common stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Item 3 - Defaults upon Senior Securities

None.

Item 5 - Other Information

None.

Item 6 – Exhibits

Exhibit
Number	Description of Exhibit
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

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

Omnitek Engineering Corp.

Dated: May 11, 2011

/s/ Werner Funk

By:  Werner Funk

Its:  President and Secretary

Dated: May 11, 2011

/s/ Janice M. Quigley

By: Janice M. Quigley

Its:  Chief Financial Officer

and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: May 11, 2011

/s/ Werner Funk

By:  Werner Funk, Director

Dated: May 11, 2011

/s/ Janice M. Quigley

Janice M. Quigley, Director