Form 10-Q
period 2011-06-30
Omnitek Engineering Corp
filed 2011-08-15
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐            No ☒

As of August 10, 2011, there were 17,037,812 shares of the issuer's Common Stock, no par value, issued and outstanding.

OMNITEK ENGINEERING CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2011

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

Our unaudited consolidated balance sheet as of June 30, 2011 and our unaudited consolidated statements of operations for the six month periods ended June 30, 2011 and 2010, and the unaudited consolidated statements of cash flows for the six month periods ended June 30, 2011 and 2010, are attached hereto and incorporated herein by this reference.

OMNITEK ENGINEERING CORP.
Balance Sheets

ASSETS

	June 30,	December 31,
	2011	2010
	(unaudited)
CURRENT ASSETS
Cash	$113,717	$34,944
Accounts receivable, net of allowance of $10,000	19,433	28,117
Accounts receivable -related party	18,357	-
Inventory	1,095,766	1,055,047
Deposits	65,843	73,412

Total Current Assets	1,313,116	1,191,520

FIXED ASSETS, net	14,842	-

OTHER ASSETS
Intellectual property, net	35,907	76,518

Total Current Assets	35,907	76,518

TOTAL ASSETS	$1,363,865	$1,268,038

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$61,920	$136,936
Accrued expenses - related parties	368,388	395,888
Accounts payable - related parties	3,078	4,068
Customer deposits	275,883	333,887

Total Current Liabilities	709,269	870,779

Total Liabilities	709,269	870,779

STOCKHOLDERS' EQUITY
Common stock, 25,000,000 shares authorized no par value
17,037,812 and 15,659,829 shares issued and outstanding,
respectively	2,612,299	2,374,799
Additional paid-in capital	4,131,141	4,004,607
Accumulated deficit	(6,088,844)	(5,982,147)

Total Stockholders' Equity	654,596	397,259

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,363,865	$1,268,038

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Operations
(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

REVENUES	$374,490	$357,013	$989,746	$774,255
COST OF GOODS SOLD	202,738	203,080	485,368	454,333
GROSS MARGIN	171,752	153,933	504,378	319,922

OPERATING EXPENSES

General and administrative	243,232	215,506	509,089	837,255
Research and development expense	32,481	29,508	59,946	68,220
Depreciation and amortization expense	20,848	22,786	41,241	46,517

Total Operating Expenses	296,561	267,800	610,276	951,992

LOSS FROM OPERATIONS	(124,809)	(113,868)	(105,898)	(632,070)

OTHER INCOME (EXPENSE)

Interest expense	-	(7,612)	-	(15,415)
Interest income	1	1,688	1	3,358

Total Other Income (Expense)	1	(5,924)	1	(12,057)

LOSS BEFORE INCOME TAXES	(124,808)	(119,792)	(105,897)	(644,127)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(124,808)	$(119,792)	$(106,697)	$(644,927)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	16,471,747	16,147,675	16,068,031	16,143,382

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2009	16,127,675	$2,330,476	$3,366,794	$(4,826,705)	$870,565

Common stock issued in	94,654	18,698	-	-	18,698
payment of debt

Common stock forfeited	(600,000)	-	-	-	-

Common stock cancelled as	(100,000)
collateral for note payable		-	-	-	-

Common stock issued for
services	137,500	25,625	-	-	25,625

Compensation expense recognized
on options and warrants	-	-	637,813	-	637,813

Net loss for the year ended
December 31, 2010	-	-	-	(1,155,442)	(1,155,442)

Balance, December 31, 2010	15,659,829	2,374,799	4,004,607	(5,982,147)	397,259

Value of options and warrants
issued for services (unaudited)	-	-	126,534	-	126,534

Common stock issued for cash (unaudited)	300,000	150,000	-	-	150,000

Exercise of warrants for cash (unaudited)	700,000	87,500	-	-	87,500

Exercise of warrants for services (unaudited)	377,983	-	-	-	-

Net loss for the six months ended
June 30, 2011 (unaudited)	-	-	-	(106,697)	(106,697)

Balance, June 30, 2011 (unaudited)	17,037,812	$2,612,299	$4,131,141	$(6,088,844)	$654,596

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Cash Flows
(unaudited)
	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(106,697)	$(644,927)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	41,241	46,517
Options and warrants granted	126,534	410,752
Contributed interest	-	10,791
Changes in operating assets and liabilities:
Accounts receivable	8,684	(83,574)
Accounts receivable-related parties	(18,357)	63,491
Deposits	7,569	32,317
Inventory	(40,719)	(10,633)
Accounts payable and accrued expenses	(76,006)	86,792
Customer deposits	(58,004)	63,983
Accrued expenses-related parties	(27,500)	10,549

Net Cash Used in Operating Activities	(143,255)	(13,942)

INVESTING ACTIVITIES
Purchase of intellectual property	-	(750)
Purchase of property and equipment	(15,472)	-

Net Cash Used in Investing Activities	(15,472)	(750)

FINANCING ACTIVITIES
Issuance of common stock for cash	150,000	-
Exercise of warrants for cash	87,500	-
Repayment of note payable	-	(49,494)

Net Cash Provided by Financing Activities	237,500	(49,494)

NET INCREASE (DECREASE) IN CASH	78,773	(64,186)
CASH AT BEGINNING OF PERIOD	34,944	78,991

CASH AT END OF PERIOD	$113,717	$14,805

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$-	$2,260
Income taxes	$800	$800

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$7,500

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
June 30, 2011 and December 31, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in San Marcos, California at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
Location:	2011	2010
San Marcos, CA
Raw materials	$1,057,823	$1,021,762
Finished goods	647,018	642,360
Peru (finished goods)	18,454	18,454
Allowance for obsolete inventory	(627,529)	(627,529)

	$1,095,766	$1,055,047

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $171,331 for the six months ended June 30, 2011 and the year ended December 31, 2010 respectively.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
June 30, 2011 and December 31, 2010

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2011 and December 31, 2010 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

During the years ended December 31, 2007 through 2009, the Company acquired a minority interest in various distributors in exchange for use of the Company’s name and Logo. As of June 30, 2011, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., and a 20% interest in Omnitek Peru S.A.C.  As of June 30, 2011 and December 31, 2010, the Company was owed $18,357 and $-0-, respectively, by related parties for the purchase of products.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of June 30, 2011 and December 31, 2010, the Company owed related parties for such expenses, goods and services in the amounts of $3,078 and $4,068, respectively.

Accrued Expenses – Related Parties

As of June 30, 2011 and December 31, 2010, related parties were owed $368,388 and $395,888, respectively, for services performed for the Company.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
June 30, 2011 and December 31, 2010

NOTE 4 - STOCK OPTIONS

During the six months ended June 30, 2011 and 2010, the Company recognized expense of $126,534 and $410,752, respectively, for options that vested during the periods pursuant to ASC Topic 718.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the Plan”).   Under the plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of June 30, 2011 the Company has a total of 2,620,000 options issued under the plan.  No options were issued under the plan during the periods ended June 30, 2011 and December 31, 2010.

A summary of the status of the options and warrants granted at June 30, 2011 and December 31, 2010 and changes during the periods then ended is presented below:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,870,000	$0.52	5,170,000	$0.57
Granted	-	-	700,000	0.13
Exercised	(1,077,983)	0.12	-	-
Expired or canceled	(1,872,017)	1.21	-	-
Outstanding at end of period	2,920,000	0.72	5,870,000	0.52
Exercisable	2,400,000	$0.66	4,750,000	$0.48

A summary of the status of the options and warrants outstanding at June 30, 2011 is presented below:

Range of Exercise Prices		Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price
	Number Outstanding		Number Exercisable

$0.01-0.50	300,000	2.29 years	300,000	$0.41
0.51-0.75	1,580,000	1.38 years	1,580,000	0.63
0.76-1.00	1,040,000	1.36 years	520,000	0.94

$0.01-1.00	2,920,000	1.47 years	2,400,000	$0.72

NOTE 5 - SUBSEQUENT EVENTS

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

A.           Results of Operations

For the three months ended June 30, 2011 and 2010

Our sales increased to $374,490 in 2011 from $357,013 in 2010, an increase of $17,477 or 5%.

Our cost of sales fell to $202,738 in 2011 from $203,080 in 2010, a decrease of $342 or 0%. Our gross margin was 46% in 2011 compared to 43% in 2010.  The increase in gross margin is a reflection of higher sales which allowed for lower per unit component costs.

Our operating expenses for 2011 were $296,561 compared to $267,800 in 2010, an increase of $28,761 or 11%.  General and administrative expense for 2011 was $243,232 or 82% of operating expenses as compared to $215,506 or 80% in 2010. The increase is due primarily to the increase in expense related to stock options issued for services of $57,082 in 2011 as compared to $31,685 in 2010.  Major components of general and administrative expenses during 2011 were professional fees of $10,881, 4% of total G&A, rent expense of $31,298, 13%, and salary and wages of $52,174, 21%. This compares to professional fees of $20,301, rent expense of $31,598 and salaries and wages of $51,869 during 2010.   In 2010 professional fees were higher by approximately $25,000 due to legal and accounting expenses incurred in connection with the filing of our registration statement. We increased research and development outlays to $32,481 in 2011 from $29,508 in 2010.

Our net loss for the three months ended June 30, 2011 was $124,808, compared to a net loss of $119,792 in 2010. Included in our net loss for 2010 was net interest expense of $5,924 compared to ($1) in 2011.  Included in these losses were non-cash expenses which are not a drain on our capital resources.  During the three months ending June 30, 2011, the non-cash expenses included the value of option and warrants granted in the amount of $57,082, and depreciation and amortization of $20,849.  During the three months ending June 30, 2010, these expenses included the value of options and warranted granted in the amount of $22,786, contributed interest of $5,543, and depreciation and amortization of $26,142.  Excluding these non-cash amounts, the net loss would have been $67,727 for the three months ending June 30, 2011, and $97,006 for the three months ending June 30, 2010.

For the six months ended June 301, 2011 and 2010

Our sales increased to $989,746 in 2011 from $774,255 in 2010, an increase of $215,491 or 28%.

Our cost of sales rose to $485,368 in 2011 from $454,333 in 2010, an increase of $31,035 or 7%. Our gross margin was 51% in 2011 compared to 41% in 2010.  The increase in gross margin is a reflection of higher sales which allowed us to purchase component parts at lower per unit cost. Our operating expenses for 2011 were $610,276 compared to $951,992 in 2010, a decrease of $341,716 or 36%.  General and administrative expense for 2011 was $509,089 or 83% of operating expenses as compared to $837,255 or 88% in 2010. The decrease is due primarily to the decrease in expense related to stock options issued for services of $410,752 in 2010 as compared to $126,534 in 2011.  Major components of general and administrative expenses during 2011 were professional fees of $38,441, 8% of total G&A, rent expense of $62,296, 12%, and salary and wages of $102,477, 20%. This compares to professional fees of $51,069, rent expense of $63,196 and salaries and wages of $105,686 during 2010.   In 2010 professional fees were higher by approximately $25,000 due to legal and accounting expenses incurred in connection with the filing of our registration statement. We decreased research and development outlays to $41,241 in 2011 from $46,517 in 2010.

Our net loss for the six months ended June 30, 2011 was $106,697, compared to a net loss of $644,927 in 2010.   Included in these losses were non-cash expenses which are not a drain on our capital resources.  During the six months ending June 30, 2011, the non-cash expenses included the value of option and warrants granted in the amount of $126,534, and depreciation and amortization of $44,241.  During the six months ending June 30, 2010, these expenses included the value of options and warranted granted in the amount of $410,752 contributed interest of $10,791 and depreciation and amortization of $46,517.  Excluding these non-cash amounts, the net income would have been $61,878 for the six months ending June 30, 2011, and the net loss would have been $176,067 for the six months ending June 30, 2010.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for the proximate 12 months.

Liquidity and Capital Resources

Overview

For the Six Months Ended June 30, 2011 and 2010

We have historically incurred significant losses which have resulted in a total accumulated deficit of $6,088,844 at June 30, 2011.

At June 30, 2011, our current liabilities totaled $709,269 and our current assets totaled $1,313,116, resulting in positive working capital of $603,847 and a current ratio of 1.85.  This was due to the $237,500 of cash we received from the issuance of common stock and the exercise of warrants for cash during the six months ended June 30, 2011. We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis. We believe that our liquidity is sufficient for at least the next twelve months.

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

Operating Activities

We have realized a negative cash flow from operations of $143,255 for the six months ended June 30, 2011 compared to a negative cash flow of $13,942 during the six months ended June 30, 2010. Included in the net loss are non cash expenses which are not a drain on our capital resources. During 2011, these expenses include the value of options and warrants granted in the amount of $126,534 and depreciation and amortization of $41,241. Excluding these non cash amounts our net loss for the six months ended June 30, 2011 would have changed to a net income of $61,078.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policiesand Estimates

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 19, 2011, the holder of a warrant to purchase up to 100,000 shares of common stock at an exercise price of $1.00 per share exercised the warrant in full on a cashless basis.  By exercising on a cashless basis, the holder authorized the Company to withhold from issuance such number of shares of common stock that would otherwise be issuable upon such exercise of the Warrant that, when multiplied by the fair market value of the common stock as of the date immediately preceding the date of the notice of exercise, is equal to the aggregate exercise price. Due to such cashless exercise, the number of shares of common stock that would otherwise have been issuable upon the exercise of the Warrant was reduced by 64,516, an aggregate fair market value of $100,000 as of the date immediately preceding the date of the notice of exercise.  Accordingly, the Company issued 35,484 shares of its restricted common stock to the holder upon such exercise.  All 100,000 shares issuable under the exercised Warrant have been extinguished in full.  No underwriters were used   The issuance of the shares was made pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), based upon the fact that the securities were issued to a single individual in a private transaction who made representations to the Company that (1) the securities were being acquired for investment only and not with view to or for sale in connection with any distribution of the securities, (2) such individual has experience in business and financial matters so as to be capable of evaluating the merits and risks of his investment, and (3) such individual is an "accredited investor" within the meaning of Regulation D promulgated under the Act.

On May 20, 2011 the Company issued 700,000 restricted shares of common stock in consideration of the capital contribution of $87,500 through the exercise of options by two individuals.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Act based upon the fact that the securities were sold to a limited number of purchasers in a private transaction who made representations to us that (1) the securities were being acquired by such purchasers for investment only and not with view to or for sale in connection with any distribution of the securities, (2) such purchasers have experience in business and financial matters so as to be capable of evaluating the merits and risks of their investment, and (3) such purchasers are "accredited investors" within the meaning of Regulation D promulgated under the Act.

On May 20, 2011, the Company issued 300,000 restricted shares of common stock in consideration of the capital contribution of $150,000 in cash to one accredited investor.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Act based upon the fact that the securities were sold in a private transaction to a single purchaser who made representations to us that (1) the securities were being acquired by such purchaser for investment only and not with view to or for sale in connection with any distribution of the securities, (2) such purchaser has experience in business and financial matters so as to be capable of evaluating the merits and risks of his investment, and (3) such purchaser is an "accredited investor" within the meaning of Regulation D promulgated under the Act.

On June 29, 2011, the Company issued 298,286 shares of its common stock upon the cashless exercise of a warrant.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The consultant receiving the common stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Item 3 - Defaults upon Senior Securities

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

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

Omnitek Engineering Corp.

Dated: August 15, 2011
By: Werner Funk
Its: President and Secretary

Dated: August 15, 2011	/s/ Richard A. Mathewson
By: Richard A. Mathewson
Its: Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: August 15, 2011
By: Werner Funk, Director

Dated: August 15, 2011	/s/ Janice M. Quigley
Janice M. Quigley, Director