Form 10-Q/A
period 2011-09-08
Omnitek Engineering Corp
filed 2011-09-09
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Omnitek Engineering Corp. (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6 - Exhibits

Exhibit
Number	Description of Exhibit
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14 *
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14*
32.01	CEO and CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101	Interactive Data Files - Filed herewith

*            Incorporated by reference to our Form 10-Q filed with the SEC on August 15, 2011

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

Omnitek Engineering Corp.
Dated: September 8, 2011
By: Werner Funk
Its: President and Secretary

Dated: September 8, 2011	/s/ Richard A. Mathewson
By: Richard A. Mathewson
Its: Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: September 8, 2011
By: Werner Funk, Director

Dated: September 8, 2011	/s/ Janice M. Quigley
By: Janice M. Quigley, Director