Form 10-Q
period 2011-09-30
Omnitek Engineering Corp
filed 2011-11-08
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: SEPTEMBER 30, 2011

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

Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

As of November 1, 2011, the Registrant had 17,137,812 shares of its no par value Common Stock outstanding.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Item 1. Financial Statements
	Balance Sheets as of September 30, 2011 and December 31, 2010	1
	Statements of Operations for the three months ended September 30, 2011 and September 30, 2010, and for the nine months ended September 30, 2011 and September 30, 2010	2
	Statements of Shareholders’ Equity for the nine months ended September 30, 2011, and the year ended December 31, 2010.	3
	Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010	4
	Notes to the Financial Statements	5-7
Item 2.	Management’s Discussion and Analysis of the Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	[Removed and Reserved]	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Balance Sheets

ASSETS

	September 30,	December 31,
	2011	2010
	(unaudited)	(audited)
CURRENT ASSETS
Cash	$48,097	$34,944
Accounts receivable, net of allowance of $10,000	60,616	28,117
Accounts receivable -related party	11,903	-
Inventory	1,055,446	1,055,047
Deposits	46,087	73,412

Total Current Assets	1,222,149	1,191,520

FIXED ASSETS, net	14,045	-

OTHER ASSETS
Intellectual property, net	15,548	76,518

Total Other Assets	15,548	76,518

TOTAL ASSETS	$1,251,742	$1,268,038

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$34,632	$136,936
Accrued expenses - related parties	360,350	395,888
Accounts payable - related parties	1,035	4,068
Customer deposits	275,895	333,887

Total Current Liabilities	671,912	870,779

Total Liabilities	671,912	870,779

STOCKHOLDERS' EQUITY
Common stock, 25,000,000 shares authorized no par value
17,137,812 and 15,659,829 shares issued and outstanding,
respectively	2,659,299	2,374,799
Additional paid-in capital	4,188,850	4,004,607
Accumulated deficit	(6,268,319)	(5,982,147)

Total Stockholders' Equity	579,830	397,259

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,251,742	$1,268,038

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Operations
(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

REVENUES	$317,160	$402,119	$1,306,906	$1,176,373
COST OF GOODS SOLD	168,637	160,419	654,005	614,752
GROSS MARGIN	148,523	241,700	652,901	561,621

OPERATING EXPENSES

General and administrative	265,999	274,806	775,088	1,112,063
Research and development expense	40,845	33,487	100,791	101,708
Depreciation and amortization expense	21,155	21,404	62,396	67,917

Total Operating Expenses	327,999	329,697	938,275	1,281,688

LOSS FROM OPERATIONS	(179,476)	(87,997)	(285,374)	(720,067)

OTHER INCOME (EXPENSE)

Interest expense	-	(7,044)	-	(22,459)
Interest income	1	1,707	2	5,065

Total Other Income (Expense)	1	(5,337)	2	(17,394)

LOSS BEFORE INCOME TAXES	(179,475)	(93,334)	(285,372)	(737,461)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(179,475)	$(93,334)	$(286,172)	$(738,261)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	17,055,203	15,547,675	16,290,048	15,573,902

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2009	16,127,675	$2,330,476	$3,366,794	$(4,826,705)	$870,565

Common stock issued in	94,654	18,698	-	-	18,698
payment of debt

Common stock forfeited	(600,000)	-	-	-	-

Common stock cancelled as	(100,000)
collateral for note payable		-	-	-	-

Common stock issued for
services	137,500	25,625	-	-	25,625

Compensation expense recognized
on options and warrants	-	-	637,813	-	637,813

Net loss for the year ended
December 31, 2010	-	-	-	(1,155,442)	(1,155,442)

Balance, December 31, 2010	15,659,829	2,374,799	4,004,607	(5,982,147)	397,259

Value of options and warrants
issued for services (unaudited)	-	-	184,243	-	184,243

Common stock issued for cash (unaudited)	300,000	150,000	-	-	150,000

Exercise of warrants and options for cash (unaudited)	800,000	134,500	-	-	134,500

Exercise of warrants for services (unaudited)	377,983	-	-	-	-

Net loss for the nine months ended
September 30, 2011 (unaudited)	-	-	-	(286,172)	(286,172)

Balance, September 30, 2011 (unaudited)	17,137,812	$2,659,299	$4,188,850	$(6,268,319)	$579,830

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Cash Flows
(unaudited)
	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(286,172)	$(738,261)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	62,396	67,917
Options and warrants granted	184,243	453,397
Contributed interest	-	16,735
Changes in operating assets and liabilities:
Accounts receivable	(32,499)	(59,150)
Accounts receivable–related parties	(11,903)	73,749
Deposits	27,325	4,653
Inventory	(399)	(39,333)
Accounts payable and accrued expenses	(102,304)	118,268
Customer deposits	(57,992)	86,407
Accounts payable-related parties	(3,033)
Accrued expenses-related parties	(35,538)	36,012

Net Cash Used in Operating Activities	(255,876)	20,394

INVESTING ACTIVITIES
Purchase of intellectual property	-	(750)
Purchase of property and equipment	(15,471)	-

Net Cash Used in Investing Activities	(15,471)	(750)

FINANCING ACTIVITIES
Issuance of common stock for cash	150,000	-
Exercise of warrants and options for cash	134,500	-
Repayment of note payable	-	(58,035)

Net Cash Provided by Financing Activities	284,500	(58,035)

NET INCREASE (DECREASE) IN CASH	13,153	(38,391)
CASH AT BEGINNING OF PERIOD	34,944	78,991

CASH AT END OF PERIOD	$48,097	$40,600

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$-	$5,723
Income taxes	$800	$800

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$7,500
Common stock issued for prepaid services	$-	$20,000

The accompanying notes are an integral part of these financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in San Marcos, California at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30,	December 31,
	2011	2010
Location:
San Marcos, CA
Raw materials	$976,775	$1,021,762
Finished goods	687,746	642,360
Peru (finished goods)	18,454	18,454

	$1,055,446	$1,055,047

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $171,331 for the nine months ended September 30, 2011 and the year ended December 31, 2010 respectively.

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2011 and December 31, 2010 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

During the years ended December 31, 2007 through 2009, the Company acquired a minority interest in various distributors in exchange for use of the Company’s name and Logo. As of September 30, 2011, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., and a 20% interest in Omnitek Peru S.A.C.  As of September 30, 2011 and December 31, 2010, the Company was owed $11,903 and $-0-, respectively, by related parties for the purchase of products.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of September 30, 2011 and December 31, 2010, the Company owed related parties for such expenses, goods and services in the amounts of $1,035 and $4,068, respectively.

Accrued Expenses – Related Parties

As of September 30, 2011 and December 31, 2010, related parties were owed $360,350 and $395,888, respectively, for services performed for the Company.

NOTE 4 - STOCK OPTIONS

During the nine months ended September 30, 2011 and 2010, the Company recognized expense of $184,243 and $410,752, respectively, for options that vested during the periods pursuant to ASC Topic 718.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the Plan”).   Under the plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of September 30, 2011 the Company has a total of 2,620,000 options issued under the plan.  No options were issued under the plan during the periods ended September 30, 2011 and December 31, 2010.

A summary of the status of the options and warrants granted at September 30, 2011 and December 31, 2010 and changes during the periods then ended is presented below:

	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,870,000	$0.52	5,170,000	$0.57
Granted	-	-	700,000	0.13
Exercised	(1,177,983)	0.15	-	-
Expired or canceled	(1,872,017)	0.43	-	-
Outstanding at end of period	2,820,000	0.73	5,870,000	0.52
Exercisable	2,300,000	$0.67	4,750,000	$0.48

A summary of the status of the options and warrants outstanding at September 30, 2011 is presented below:

	Total Outstanding			Total Exercisable
		Average	Weighted		Average	Weighted
	Number	Remaining	Average	Number	Remaining	Average
Range	O/S	Life (Yrs)	Exercisable	Exercisable	Life (Yrs)	Exercisable
$0.01 - 0.50	200,000	3.03	$0.38	200,000	0.38	$0.38
$0.51 - 0.75	1,580,000	1.13	$0.63	1,580,000	0.63	$0.63
$0.76 - 1.00	1,040,000	1.11	$0.94	520,000	0.94	$0.88
$0.01 - 1.00	2,820,000	1.26	$0.73	2,300,000	0.68	$0.67

NOTE 5 - COMMON STOCK

On September 20, 2011, the Company issued an aggregate of 100,000 shares of its Common Stock in consideration of the capital contribution of $47,000 upon the exercise of a warrant.

NOTE 6 - SUBSEQUENT EVENTS

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

A.           Results of Operations

For the three months ended September 30, 2011 and 2010

Revenue decreased to $317,160 in 2011 from $402,119 in 2010, a decrease of $84,959 or 21%.  Results for the quarter were impacted by timing of shipments due to rescheduling of orders by certain customers.

Our cost of sales increased to $168,637 in 2011 from $160,419 in 2010, an increase of $8,218 or 5%. Our gross margin was 46% in 2011 compared to 60% in 2010. The decrease in gross margin was due to a greater percentage of sales of lower margin components in 2011.

Our operating expenses for 2011 were $327,999 compared to $329,697 in 2010, a decrease of $1,698. Major components of general and administrative expenses during 2011 were professional fees of $40,492, rent expense of $31,298, and salary and wages of $64,130. This compares to professional fees of $53,509, rent expense of $31,598 and salaries and wages of $50,808 during 2010.   In 2010 professional fees were higher by approximately $25,000 due to legal and accounting expenses incurred in connection with the filing of our registration statement with the SEC. We maintained constant our research and development outlays at $21,155 in 2011 compared to $21,404 in 2010.

Our net loss for the three months ended September 30, 2011 was $179,475, compared to a net loss of $93,334 in 2010. Included in our net loss for 2010 was net interest expense of $5,337 compared to $1 in 2011.

Results for the third quarter reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $114,791 and depreciation and amortization of $21,155.  For the three-month period a year earlier, non-cash expenses for the value of options and warrants granted were $41,216 and depreciation and amortization of $21,404.

For the nine months ended September 30, 2011 and 2010

Revenues increased to $1,306,906 in 2011 from $1,176,373 in 2010, an increase of $130,533 or 11%.

Our cost of sales rose to $654,005 in 2011 from $614,752 in 2010, an increase of $39,253. Our gross margin was 50% in 2011 compared to 48% in 2010. We expect that our gross margin will continue in these ranges until our operations grow sufficiently to allow us to negotiate better pricing for our components.

Our operating expenses for 2011 were $938,275 compared to $1,281,688 in 2010, a decrease of $343,413 or 27%.  General and administrative expense for 2011 was $775,088 as compared to $1,112,063 in 2010. The decrease is due primarily to the decrease in expense related to stock options issued for services of $184,243 in 2011 as compared to $453,397 in 2010.  Major components of general and administrative expenses during 2011 were professional fees of $118,783, rent expense of $93,594, and salary and wages of $166,606. This compares to professional fees of $207,271, rent expense of $94,794 and salaries and wages of $155,195 during 2010.   In 2010 professional fees were higher by approximately $88,488 due to legal and accounting expenses incurred in connection with the filing of our registration statement with the SEC. Research and development outlays were relatively constant $62,396 in 2011 compared to $67,917 in 2010.

Our net loss for the nine months ended September 30, 2011 was $286,172, compared to a net loss of $738,261 in 2010. The decrease loss was the result of lower professional fee expenditures, decreased option expense and cost cutting efforts.

Results for the nine months reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $184,243 and depreciation and amortization of $62,396. For the nine month period a year earlier, non-cash expenses for the value of options and warrants granted were $453,397 and depreciation and amortization of $67,917.

B.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for the proximate 12 months.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2011 and 2010

At September 30, 2011, our current liabilities totaled $671,912 and our current assets totaled $1,222,149, resulting in positive working capital of $550,237 and a current ratio of 1.82.  During the nine months ended September 30, 2011, we received $284,500 of cash from the issuance of common stock and the exercise of warrants .We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis and that our liquidity is sufficient for at least the next twelve months.

We have no firm commitments or obligations for capital expenditures. However, substantial discretionary expenditures will be required to enable us to conduct existing and planned product research, design, development, manufacturing, marketing and distribution of our products and Intellectual Property. We may need to raise additional capital to facilitate growth and support our long-term product development, manufacturing, and marketing programs. The Company has no established bank-financing arrangements and until we have sufficient assets, capital, and inventory or accounts receivable, it is not anticipated that we will secure any bank financing in the near future. Therefore, it is likely that we may need to seek additional financing through subsequent future public or private sales of our securities, including equity securities. We may also seek funding for the development, manufacturing, and marketing of our products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our research and development programs.

We have historically incurred significant losses which have resulted in a total accumulated deficit of $6,268,319 at September 30, 2011.

Operating Activities

We have realized a negative cash flow from operations of $255,876 for the nine months ended September 30, 2011 compared to a positive cash flow of $20,394 during the nine months ended September 30, 2010.

Included in the net loss of $286,172 for the nine months ended September 30, 2011are non-cash expenses which are not a drain on our capital resources.  During 2011, the expenses include the value of options and warrants granted in the amount of $184,243 and depreciation and amortization of $62,396.  Excluding these non-cash amounts, our EBITDA for the nine months ended September 30, 2011 would have been a loss of $39,533.

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

Revenue Recognition

The Company recognizes revenue from the sale of new natural gas engines and components to convert existing diesel engines to natural gas engines. Revenue is recognized upon shipment of the products, and when collection is reasonably assured.

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

ITEM 1.                      LEGAL PROCEEDINGS

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

ITEM 1A.                   RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 20, 2011, the Company issued an aggregate of 100,000 shares of its Common Stock in consideration of the capital contribution of $47,000 upon the exercise of that certain Warrant No. 2009-001 on October 15, 2009.  No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The warrant holder was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, is an accredited investor and possessed information on the Company necessary to make an informed investment decision.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      [REMOVED AND RESERVED]

ITEM 5.                      OTHER INFORMATION

The Company held its Annual Meeting of Shareholders on September 9, 2011.  As of the Record Date there were 17,037,812 shares of the common stock entitled to vote at the meeting.

The director nominees named below were elected to a one-year terms expiring in 2012 by the indicated votes cast for and withheld with respect to each nominee.

Name of Nominee	For	Withheld	Broker Non Votes
Werner Funk	12,008,964	20,700	5,008,148

Janice Quigley	12,016,864	12,800	5,008,148

Shareholders ratified the selection of Sadler, Gibb & Associates, LLC as the Company’s independent registered public accounting firm.  The vote was 13,482,130 for the proposal, 1,183 against, with 136 abstentions, and 3,554,363 broker non-votes.

On August 3, 2011, the Board of Directors of the Corporation adopted the 2011 Long-Term Incentive Plan to attract and retain the best available employees, directors, consultants, advisors and persons providing services to the Corporation.  Under the Plan 3,000,000 shares of the Corporation’s common stock were reserved out of the authorized and unissued shares of Common Stock for issuance pursuant to the exercise of options, etc., to be granted under the 2011 Plan.

Shareholders approved 2011 Long-Term Incentive Plan.  The vote was 11,732,251 in favor of the proposal, with 5,305,561 broker non-votes.

ITEM 6.                      EXHIBITS

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2011 and the audited balance sheet as of December 31, 2010, the unaudited Statements of Operations for the three months and six-month periods ended September 30, 2011 and 2010, the Consolidated Statements Stockholders’ Equity, and the unaudited Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2011 and 2010, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3.           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
10.01	2011 Long-Term Incentive Plan (1)
31.1	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (1)
31.2	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (1)
32.1	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended S, 2011 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes. (2)

(1)	Filed herewith
(2)
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files submitted under Exhibit 101 are not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: November 8, 2011
By: Werner Funk
Its: President and Secretary

Dated: November 8, 2011	/s/ Janice M. Quigley
By: Janice M. Quigley
Its: Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: November 8, 2011
By: Werner Funk, Director

Dated: November 8, 2011	/s/ Janice M. Quigley
Janice M. Quigley, Director