Form 10-K
period 2011-12-31
Omnitek Engineering Corp
filed 2012-03-27
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
___________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: 000-53955
___________________________________

OMNITEK ENGINEERING CORP.
 (Exact name of Registrant as specified in its charter)

California	33-0984450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1945 S. Rancho Santa Fe Road, San Marcos, California	92078
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 760-591-0089

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☐    No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐ No  ☒

Issuer’s revenues for its most recent fiscal year: $1,546,723

The aggregate market value of the voting and non-voting common equity on June 30, 2011 held by non-affiliates of the registrant based on the price last sold on such date was approximately $11,304,478.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 7, 2011, there were 17,247,336 shares of the registrant’s Common Stock outstanding.

OMNITEK ENGINEERING CORP.

Report on Form 10-K

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

Item 1.                                Description of Business.

General Development of Business

Omnitek Engineering, Corp., a California Corporation, began operations on October 10, 2001, and was a spin-off from Nology Engineering, Inc., a manufacturer in the automotive aftermarket parts industry and the developer/manufacturer of the patented “HotWires” spark plug wires.  We currently conduct our business activities at our offices at 1945 S. Rancho Santa Fe Road, San Marcos, California, 92078, which consists of approximately 12,000 square feet of industrial space.

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

Omnitek’s common stock is currently trading on the OTC Bulletin Board under the symbol OMTK.OB.

Financial Information

The audited financial statements for the fiscal year ended December 31, 2011 are attached hereto as Item 8 in this annual report.

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

As the price of crude oil remains high and the threat of global warming and air pollution remain a public concern, the search for cheaper cleaner burning alternative fuels has become more important.  Natural gas has emerged as one solution to these challenges.  Readily available in many countries from indigenous sources, natural gas is relatively inexpensive and clean burning when compared to gasoline or diesel.  Worldwide, on average compressed natural gas (“CNG”) is 40% - 70% less than the cost of diesel per similar unit volume.  The average CNG equivalent in the United States is currently priced more than 50% less than its diesel counterpart. Omnitek has developed a system to convert any existing diesel engine to an engine that will operate on natural gas at a cost lower than that required to purchase a new natural gas engine.

1 of 52

Every year  thousands of  diesel engines are rebuilt.  The cost to convert a diesel engine to operate on natural gas using our conversion kit is an additional $6,000 to $8,000 to the cost of rebuilding depending on the size and power requirements of the engine.  To the Company’s knowledge the only natural gas engines currently available from an OEM manufacturer in the United States is the 8.9 liter Cummins engine model ISL which costs in excess of $65,000 and the new Emissions Solutions Inc. engine available from Navistar which is $45,000.  When local emission standards, or other conditions, require the use of a new engine, Omnitek can deliver complete new natural gas engines as well.

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

The key to our technology is a patented device and an electronic control unit which senses engine parameters in real time and instantly adjusts to deliver the correct amount of fuel and the correct ignition timing.

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

Any diesel engine can be converted by using one of our conversion kits, however, there is no assurance that diesel vehicle owners will elect to convert their diesel engines to operate on natural gas.  Additionally, while the Company is not aware of any other complete conversion kits for heavy duty diesel engines being manufactured at this time, one could be developed by a competitor and there are no guarantees that the owners of the engines would choose the Omnitek kit to convert their engines.

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

2 of 52

Omnitek is an original equipment manufacturer for several major engine producers and engine parts manufacturers including: TEDOM Engine Co., TATA Motors of India, Deutz AG of Norcross Georgia, Emissions Solutions, Inc. in Texas, just to name a few.

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

The governments of many countries with natural gas supplies mandate that businesses and government vehicles convert to use their domestic fuel supply.  Probably the most widely known example of a mandate in the natural gas vehicle industry is the public bus system in Delhi, India, which is required to use compressed natural gas.  This has resulted in more than 10,000 compressed natural gas buses on Delhi's roads and has been credited with making significant improvements to Delhi's air quality.  The mandates in force in India are unusual, in the sense that they have been imposed by the Supreme Court of India, rather than as a result of Government policy.  The Supreme Court decision arose from civil suits brought in relation to the right of citizens to breathe clean air. (http://www.iangv.org/policy.html)

Some governments offer incentives to convert the fleets currently running on diesel.  In February 2006, the President of Peru made a declaration that affirmed relaxed financing laws to allow for easier access to conversion finance in relation to natural gas vehicles.    (http://www.ngvglobal.com/peruvian-policy-favors-ngvs-0207)

Omnitek has in the past focused primarily on countries not requiring compliance with emissions standards and secondarily on countries requiring compliance with emissions standards. The designing and development of our primary products for sale in these markets is complete and no further expenditures in this regard are expected. When a customer asks to have a conversion kit developed for a specific engine, we are compensated in advance to do this.  Regular and ongoing updates to our conversion kits and the component parts are paid for through cash flow.

However, recent legislative enactments in the US have led to a more favorable domestic regulatory environment which supports significant opportunities for our technology in the United States.

3 of 52

In 2011, the U.S. Environmental Protection Agency (“EPA”) announced new regulations applicable to certifying and converting diesel and gasoline engines to operate on natural gas.  This was a milestone for the alternative fuel industry and a significant advancement in lessening dependence on foreign oil.  Converting diesel engines to operate on either liquefied natural gas or compressed natural gas provides an economical and environmental solution to new engine replacement. This EPA amendment will now enable our company to certify and convert diesel engines in a cost-effective manner and introduce the technology to the U.S. market.

It is anticipated that Omnitek will develop 2 to 4 conversion kits for the US market every year, with the first two available in 2012. Each kit development and certification will cost approximately $125,000. The Omnitek technology has already been utilized outside the United States since 2001, with more than 5,000 engine conversions currently in operation.

Compressed natural gas provides significant advantages over diesel fuel, including reduced emissions, plentiful supplies and favorable economics. Industry observers believe that up to eight million heavy-duty vehicles in the U.S. could benefit from conversion to natural gas.  Replacing old diesel trucks with new natural gas-powered trucks is certainly an option, but it is much more expensive.

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

(3)           Distribution Methods of the Products or Services.

The Company currently has distributors in over 12 Countries which market and distribute its products.  The Company is continuously seeking additional global distribution partners to expand its distribution network.  The Company currently competes against other companies, both domestic and foreign, with greater resources, more established distribution channels and other competitive advantages, and the success of these competitors may harm our ability to generate revenues, please see the section entitled “Competition” at item 5 below and also the relevant Risk Factors below.

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

Additionally, we have entered the United States commercial truck marketplace with W.W. Engine & Supply, Inc., who is an exclusive dealer and authorized installation center for Omnitek products in Pennsylvania with ten locations statewide.

Internet.  All of our product offerings are available online at our website, www.omnitekcorp.com, as well as information regarding new product introductions and company news.

4 of 52

(4)           Status of any publicly announced new product or service.

On February 24, 2011, Omnitek appointed PT Bayu Buana Energy as a master distributor for the company’s products in Indonesia, with a particular focus on diesel-to natural gas conversion kit sales for truck, bus and power generator applications.

On July 7, 2011, Omnitek announce it had appointed D. Rampersad & Company Limited as the master distributor and exclusive installation center for the Company’s diesel-to-natural gas conversion kits in Trinidad & Tobago.  The primary focus will be on the conversion of heavy duty trucks and buses, as well as conversions of power generators in industrial zones.

On July 13, 2011, Omnitek announced it had appointed Seraph Energy, LLC as the exclusive marketing agent for the Company’s diesel-to-natural gas conversion kits in Pennsylvania.

On September 19, 2011, Omnitek appointed W.W. Engine & Supply, Inc. as an Authorized Omnitek Installation Center for the Company’s Technology and Products, including the Omnitek Diesel-to-Natural Gas Engine Conversion Technology for a period of five years exclusively in Pennsylvania and non-exclusively to the rest of the United States.

On October 5, 2011, Omnitek signed a letter of intent with San Clemente California based Go Natural Gas to form a strategic alliance to facilitate diesel-to-natural gas truck engine conversions through turnkey programs and services.

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

As of today, no direct competitors to the Omnitek’s Diesel-to-Natural Gas Conversion Technology for heavy-duty engines have emerged.  Suppliers like Fuel Systems Solutions, Bosch and Keihin supply mainly original equipment engine manufacturers and do not offer systems to convert diesel engines and Cummins and ESI only offer new natural gas engines not engine conversions.  The Company’s system can be programmed by the end user and can be used to convert gasoline or diesel engines to operate on natural gas.

There are numerous companies, such as BRC, Landirenzo, Tartarini, OMVL, Tomasetto, supplying natural gas components for use on gasoline cars and small trucks.  These technologies have been on the market for many years and millions of vehicles have been converted worldwide using these technologies.  However, this technology is not suitable for heavy duty diesel engines, and is not in direct competition with Omnitek’s technology.  At this time Omnitek is not planning to compete in the small engine market.

5 of 52

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

During the year ended December 31, 2011, one supplier accounted for 20% of products purchased as opposed to the year ended December 31, 2010, where one supplier accounted for 15% of products purchased.

See Risk Factors Item “Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.”

(7)           Dependence on one or few major customers.

The Company believes that the diversity of the product line offered alleviates the dependence on any customer.  Through a widespread use of the Company's product line, the Company is striving to develop a wide base of customers.  During the year ended December 31, 2011, seven customers accounted for approximately 65% of sales as opposed to the year ended December 31, 2010, where six customers accounted for approximately 60% of sales.

6 of 52

(8)           Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

The Company holds the following Patents and Trademarks:

US Patents:

REG NO.	TITLE	FILING DATE	JURISDICTION
6,374,816	Apparatus and Method for Combustion Initiation	04/23/2001	United States
7,019,626	Multi-fuel Engine Conversion System and Method	03/03/2005	United States
7,426,920	Fuel Mixer Apparatus and Method	06/06/2007	United States

Trademarks:

MARK	REG. NO	CLASS	REG. DATE	OWNER	JURISDICTION
Omnitek	2811269	40	2/3/2004	Omnitek	United States

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

Although the Company intends to seek patent protection for its proprietary technology and products in the United States and in foreign countries, the patent positions of products such as the Company’s, are generally uncertain and involve complex legal and factual questions.  Consequently, the Company does not know whether any of the patent applications that it has and will consider filing will result in the issuance of any patents, or whether they will be circumvented or invalidated.  There can be no assurance that all United States patents that may pose a risk of infringement can or will be identified.  Additionally, the Company has not sought to identify foreign patent applications that might affect existing patent applications currently on file with the Unites States Patent and Trademark Office.  If the Company is unable to obtain licenses where it may have infringed on other patents, it could encounter delays in product market introductions while it attempts to design around such intellectual property rights, or could find that the development, manufacture or sale of products requiring such licenses could be prevented.  In addition, the Company could incur substantial costs in defending suits brought against it on such intellectual property rights or prosecuting suits, which the Company brings against other parties to protect its intellectual property rights.  Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of the Company.  See number 5 above, “Competitive business conditions and the Company’s competitive position in the industry and methods of competition.”

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

7 of 52

Licenses and Royalty Agreements

The Company has not entered into any license and royalty agreements which have resulted in royalty payments.

Other Agreements

The Company has entered into the following agreements:

PT Bayu Buana Energy - On February 24, 2011, Omnitek announced it had appointed PT Bayu Buana Energy as the master distributor for the Company’s products in Indonesia with a particular focus on diesel-to-natural gas conversion kits for truck, bus and power generator applications.

D. Rampersad & Company Limited - On July 7, 2011, Omnitek announce it had appointed D. Rampersad & Company Limited as the master distributor and exclusive installation center for the Company’s diesel-to-natural gas conversion kits in Trinidad & Tobago.  The primary focus will be on the conversion of heavy duty trucks and buses, as well as conversions of power generators in industrial zones.

Seraph Energy, LLC – On July 13, 2011, Omnitek announced it had appointed Seraph Energy, LLC as the exclusive marketing agent for the Company’s diesel-to-natural gas conversion kits in Pennsylvania.

W.W. Engine & Supply, Inc. - On September 19, 2011, Omnitek appointed W.W. Engine & Supply, Inc. as an Authorized Omnitek Installation Center for the Company’s Technology and Products, including the Omnitek Diesel-to-Natural Gas Engine Conversion Technology for a period of five years exclusively in Pennslyvania and non-exclusively to the rest of the United States.

Go Natural Gas - On October 5, 2011, Omnitek signed a letter of intent with San Clemente California based Go Natural Gas to form a strategic alliance to facilitate diesel-to-natural gas truck engine conversions through turnkey programs and services.

 (9)           Need of any governmental approval of principal products or services.

The Company's products are presently sold to commercial users.  The Company’s technology as applied in the United States is subject to approval from the US EPA as well as state agencies such as the California Air Resources Board (“CARB”).  At this time, neither the EPA, nor CARB, has approved any of the Company’s principal products or services. As such, the Company currently does limited business in the United States.   It is the intent of the Company to seek approval of any and all products with the appropriate governmental agencies if and when the costs justify the benefits which the Company will inure from such approval.

In 2011 the EPA announced new regulations applicable to certifying and converting diesel and gasoline engines to operate on natural gas.  This was a milestone for the alternative fuel industry and a significant advancement in lessening dependence on foreign oil.  This EPA amendment will now enable our company to certify and convert diesel engines in a cost-effective manner and introduce the technology to the U.S. market.

It is anticipated that Omnitek will develop 2 to 4 conversion kits for the US market every year, with the first two available in 2012.  Each kit development and certification will cost approximately $125,000.

(10)           Effect of existing or probable governmental regulations on the business.

See item number 9, immediately above, for a discussion of EPA and CARB regulation.

8 of 52

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

(11)           Research and Development.

Research and development expenditures for the last two fiscal years, 2011 and 2010, was $143,304 and $133,302 respectively, and were comprised of certain equipment, parts and the cost of personnel in the development of products and services.

In some cases, a foreign customer will send an engine to our location in California and pay to have a conversion kit developed for this specific engine and/or application.  In this case we require an up-front payment from the customer of at least 50% of the development cost.

As was stated above, it is anticipated that Omnitek will develop 2 to 4 conversion kits for the US market every year, with the first two available in 2012.  Each kit development and certification will cost approximately $125,000.

At this time, there are no other costs, borne by the Company or directly by the customer, associated with research and development.

(12)           Costs and effects of compliance with environmental laws.

Except as discussed above in item number 9, the Company’s business activities are not subject to any environmental laws nor does it anticipate that its future business activities will subject the Company to any environmental compliance regulations.

(13)           Number of total employees and number of full-time employees.

As of the date of this report, the Company employs a total of 11 persons all of which are full time employees.  These full time employees include, Werner Funk and Janice Quigley who are also officers and directors of the Company.  We believe we have a good working relationship with our employees, who are not represented by a collective bargaining organization, and there exist no organized labor agreements or union agreements between the Company and any employees.

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

9 of 52

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

10 of 52

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

11 of 52

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

Approximately seven customers accounted for 65% of revenue for the year ended December 31, 2011, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability

These customers are free to purchase conversion kits and new natural gas engines from our competitors who may have more established distribution channels and other competitive advantages, such as price.  In addition, our customers’ need for our conversion kits and new natural gas engines depends on the worldwide and regional fuel prices, and the various governmental regulations. If any of the latter factors change significantly, our customers’ demand for our products might decline substantially.

12 of 52

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

Dependence upon key personnel

The Company's success in developing marketable products and achieving a competitive position will depend, in part, on its ability to retain qualified engineers, management and marketing personnel and in particular, to retain the services of Werner Funk, whose services the Company is totally reliant on for the development of products for the Company.  In the event of the death, incapacity or departure of Mr. Funk from the Company, it is unlikely that we would be able to continue conducting our business plan.  Even if we are able to find additional personnel to replace Mr. Funk it is uncertain whether we could find someone who could develop our business along the lines described in this report.  We will fail without Mr. Funk or an appropriate replacement. We have acquired “key–man” life insurance on the life of Mr. Funk naming the Company as the beneficiary however there is no guarantee that this policy would be adequate to allow the Company to continue to operate in the event Mr. Funk should be unable to continue in his current position due to death, incapacity or some other unforeseen event.  Additionally, Janice Quigley provides financial management expertise to the Company.  In the event of the death, incapacity or departure of Mrs. Quigley from the Company, the Company would suffer a material hardship until such time as an appropriate replacement can be hired.

13 of 52

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

C Corporation tax status

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

Trading and limited market

At the present time, the Company’s common stock is traded on the OTCBB under the symbol OMTK.OB.  There is currently a limited public market for the Common Stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained.  However, should such a market arise, the possibility or actual sale into the market of shares of the Company's Common Stock as permitted under Rule 144 of the Securities Act of 1933 may adversely affect prevailing market prices, if any, for the Company's Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.  In order to qualify for unrestricted resale of Common Stock under Rule 144, certain holding periods must be met and a legal opinion setting forth the exemption from registration must be provided.  Further, there is no assurance that Rule 144 will be applicable to the Company and investors may not be able to rely on its provisions now or in the future.  In addition, sales of significant amounts of Common Stock by the Company subsequent to this offering could have an adverse effect on the market price, if any, for the Company's securities.

14 of 52

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release 33-8889 on February 1, 2008 we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the year ending December 31, 2011.  Furthermore, in the following year, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.  We have not yet completed any assessment of the effectiveness of our internal control over financial reporting.  We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

15 of 52

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

ITEM 2.                      DESCRIPTION OF PROPERTY

The Company owns no real property and currently has a lease for its principal executive offices and related engineering and assembly facilities located in approximately 12,000 square feet of space at 1945 S. Rancho Santa Fe Road, San Marcos, California, 92078.  We are currently on a year to year arrangement with our landlord under which we paid $124,892 in rent during the fiscal year ended December 31, 2011.  Currently the space is adequate for our needs, however as the Company enters the US market we will rapidly need to expand our facilities.

ITEM 3.                      LEGAL PROCEEDINGS

The Company received notice November 27, 2011 that it was named as a defendant in lawsuit brought in the Superior Court of Kern County California, case number S-1500-CL-259981.  The claim was that the Company was responsible for damages to an engine.  The damage was caused by an installation error and not by any of the materials that Omnitek provided.  As such, it was determined that the Company was not the proper party to the lawsuit; the Company was dismissed from the suit, with prejudice, subsequent to the period covered by this report on February 28, 2012.

Subsequent to the period covered by this report, on January 10, 2012, the Company was named as a defendant in a lawsuit brought in small claims court in San Diego County California, case number 37-2012-00011005-SC-SC-NC.  Thornburg & Litteken, LLC, the plaintiff, brought forth a claim for payment of services rendered in the hiring of an officer for Omnitek.  The case was heard on March 2, 2012 and the court rendered a decision in favor of the plaintiff for $5,000 and legal fees of $118.

Other than as set forth above, we are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

16 of 52

PART II.

ITEM 5.                  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on OTCBB under the symbol “OMTK.OB”  The CUSIP number for the Issuer’s common stock is 68215W 10 7.  The following table sets forth, in U.S. dollars the high and low sale prices for each of the calendar quarters indicated, as reported by the OTCBB.  The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	Company Common Stock Prices
	High	Low
2011
Quarter ended December 31	$2.44	$1.70
Quarter ended September 30	3.00	1.75
Quarter ended June 30	4.75	0.45
Quarter ended March 31	0.52	0.11

2010
Quarter ended December 31	$0.30	$0.15
Quarter ended September 30	0.50	0.10
Quarter ended June 30	0.50	0.15
Quarter ended March 31	0.55	0.29

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

On March 7, 2012, the last bid and ask of our common stock as reported on the OTCBB was $5.50 and $5.65, respectively.

17 of 52

Holders

There were approximately 41 holders of record of the Company's Common Stock as of March 7, 2012.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2011 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,820,000	$0.73	10,180,000
Equity compensation plans not approved by stockholders	0	0	0
Total	2,820,000	$0.73	10,180,000

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

The Board of Directors adopted and at the 2011 Annual Meeting the Company’s shareholders ratified the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 3,000,000 shares of Company’s Common Stock were reserved for issuance by the company to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to the Company.  The 2011 Plan is administered by a committee comprised of the Board of Directors of the Company or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.

18 of 52

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2011.

Recent Sales of Unregistered Securities

On April 4, 2011, the Company issued 44,213 shares of its common stock upon the exercise of warrants by the Company’s attorney.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The consultant receiving the common stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision. A report regarding this transaction was filed on Form10-Q with the SEC on May 12, 2011.

On May 19, 2011, the holder of a warrant to purchase up to 100,000 shares of common stock at an exercise price of $1.00 per share exercised the warrant in full on a cashless basis.  By exercising on a cashless basis, the holder authorized the Company to withhold from issuance such number of shares of common stock that would otherwise be issuable upon such exercise of the Warrant that, when multiplied by the fair market value of the common stock as of the date immediately preceding the date of the notice of exercise, is equal to the aggregate exercise price. Due to such cashless exercise, the number of shares of common stock that would otherwise have been issuable upon the exercise of the Warrant was reduced by 64,516, an aggregate fair market value of $100,000 as of the date immediately preceding the date of the notice of exercise.  Accordingly, the Company issued 35,484 shares of its restricted common stock to the holder upon such exercise.  All 100,000 shares issuable under the exercised Warrant have been extinguished in full.  No underwriters were used   The issuance of the shares was made pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act"), based upon the fact that the securities were issued to a single individual in a private transaction who made representations to the Company that (1) the securities were being acquired for investment only and not with view to or for sale in connection with any distribution of the securities, (2) such individual has experience in business and financial matters so as to be capable of evaluating the merits and risks of his investment, and (3) such individual is an "accredited investor" within the meaning of Regulation D promulgated under the Act. A report regarding this transaction was filed on Form 8-K with the SEC on May 23, 2011.

On May 20, 2011 the Company issued 700,000 restricted shares of common stock in consideration of the capital contribution of $87,500 through the exercise of options by two individuals.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Act based upon the fact that the securities were sold to a limited number of purchasers in a private transaction who made representations to us that (1) the securities were being acquired by such purchasers for investment only and not with view to or for sale in connection with any distribution of the securities, (2) such purchasers have experience in business and financial matters so as to be capable of evaluating the merits and risks of their investment, and (3) such purchasers are "accredited investors" within the meaning of Regulation D promulgated under the Act. A report regarding this transaction was filed on Form 8-K with the SEC on May 23, 2011.

On May 20, 2011, the Company issued 300,000 restricted shares of common stock in consideration of the capital contribution of $150,000 in cash to one accredited investor.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided under Section 4(2) of the Act based upon the fact that the securities were sold in a private transaction to a single purchaser who made representations to us that (1) the securities were being acquired by such purchaser for investment only and not with view to or for sale in connection with any distribution of the securities, (2) such purchaser has experience in business and financial matters so as to be capable of evaluating the merits and risks of his investment, and (3) such purchaser is an "accredited investor" within the meaning of Regulation D promulgated under the Act. A report regarding this transaction was filed on Form 8-K with the SEC on May 23, 2011.

On June 29, 2011, the Company issued 298,286 shares of its common stock upon the cashless exercise of a warrant.  No underwriters were used.  The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The consultant receiving the common stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision. A report regarding this transaction was filed on Form 10-Q with the SEC on August 15, 2011.

19 of 52

On September 20, 2011, the Company authorized the issuance of an aggregate of 100,000 shares of its Common Stock in consideration of the capital contribution of $47,000 upon the exercise of that certain Warrant No. 2009-001 on October 15, 2009.  No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  The warrant holder was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, is an accredited investor and possessed information on the Company necessary to make an informed investment decision. A report regarding this transaction was filed on Form 8-K with the SEC on September 23, 2011.

Subsequent to the period covered by this report, on February 2, 2012, the Company issued 9,524 restricted shares of its common stock upon receipt of a capital contribution of $20,000 in cash to one accredited investor.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individual receiving the common stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.  A report regarding this transaction was filed on Form 8-K with the SEC on February 7, 2012.

Subsequent to the period covered by this report, on February 15, 2012, and concurrently with the execution of a Credit Agreement, Note and Stock Pledge Agreement, the Company issued a Warrant as a financial accommodation for the extension of credit to the Company, to purchase 5,000 shares of its common stock at an exercise price of $2.68 per share.  The Warrant is exercisable for a period of five years expiring on February 15, 2017. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The entity receiving the common stock was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.  A report regarding this transaction and a copy of all related documents was filed on Form 8-K with the SEC on February 17, 2012.

ITEM 6.                 SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

20 of 52

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

A.           Results of Operations

For the twelve months ended December 31, 2011 and 2010

Revenues decreased to $1,546,723 in 2011 from $1,733,303 in 2010, a decrease of $186,580 or 11%.

Our cost of sales decreased to $793,293 in 2011 from $1,154,766 in 2010, a decrease of $361,473. Our gross margin was 49% in 2011 compared to 33% in 2010. We expect that our gross margin will continue in these ranges until our operations grow sufficiently to allow us to negotiate better pricing for our components.
Our operating expenses for 2011 were $1,194,042 compared to $1,726,352 in 2010, a decrease of $532,310 or 31%.  General and administrative expense for 2011 was $980,228 as compared to $1,498,461 in 2010. The decrease is due primarily to the decrease in expense related to stock options issued for services of $208,706 in 2011 as compared to $25,625 in 2010.  Major components of general and administrative expenses during 2011 were professional fees of $96,965, rent expense of $124,892, and salary and wages of $227,088. This compares to professional fees of $161,021, rent expense of $126,454 and salaries and wages of $208,329 during 2010.   In 2010 professional fees were higher by approximately $64,056 due to legal, accounting and investor relations expenses incurred in connection with the filing of our registration statement with the SEC. Research and development outlays were increased to $143,304 in 2011 compared to $133,302 in 2010.

Our net loss for the twelve months ended December 31, 2011 was $441,555, compared to a net loss of $1,155,642 in 2010. The decrease loss was the result of lower professional fee expenditures, decreased option expense and cost cutting efforts.

Results for the twelve months reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $208,706 and depreciation and amortization of $70,484. For the twelve month period a year earlier, non-cash expenses for the value of options and warrants granted were $637,813 and depreciation and amortization of $93,711.

We experienced an influx of orders late in the year 2011and will work through the backlog over the next several months.  Due to lead time issues with suppliers, the orders could not be filled in 2011.  As of the date of this report our open orders currently stand at $539,000.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for the proximate 12 months.

21 of 52

Liquidity and Capital Resources

Overview

For the twelve months ended December 31, 2011 and 2010

At December 31, 2011, our current liabilities totaled $698,584 and our current assets totaled $1,125,989, resulting in positive working capital of $427,405 and a current ratio of 1.61.  During the twelve months ended December 31, 2011, we received $284,500 of cash from the issuance of common stock and the exercise of warrants.  We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis and that our liquidity is sufficient for at least the next twelve months.

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

We have historically incurred significant losses which have resulted in a total accumulated deficit of $6,423,702 at December 31, 2011.

Operating Activities

We have realized a negative cash flow from operations of $272,777 for the twelve months ended December 31, 2011 compared to a positive cash flow of $40,111 during the twelve months ended December 31, 2010.

Included in the net loss of $441,555 for the twelve months ended December 31, 2011 are non-cash expenses which are not a drain on our capital resources.  During 2011, the expenses include the value of options and warrants granted in the amount of $208,706 and depreciation and amortization of $70,484.  Excluding these non-cash amounts, our EBITDA for the twelve months ended December 31, 2011 would have been a loss of $162,365.

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

22 of 52

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

At December 31, 2011, the Company had net operating loss carry forwards of approximately $815,000  through 2031.  No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

23 of 52

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

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

24 of 52

ITEM 8.                 FINANCIAL STATEMENTS.

OMNITEK ENGINEERING CORP.

FINANCIAL STATEMENTS

December 31, 2011 and 2010

25 of 52

C O N T E N T S

26 of 52

SADLER, GIBB &ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Omnitek Engineering Corporation

We have audited the accompanying balance sheets of Omnitek Engineering Corporation as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Omnitek Engineering Corporation as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
February 24, 2012

27 of 52

OMNITEK ENGINEERING CORP.
Balance Sheets

ASSETS

	December 31,	December 31,
	2011	2010

CURRENT ASSETS
Cash	$31,196	$34,944
Accounts receivable, net	13,506	28,117
Accounts receivable -related party	16,715	-
Inventory	1,020,117	1,055,047
Prepaid expense	2,512	-
Deposits	41,943	73,412

Total Current Assets	1,125,989	1,191,520

FIXED ASSETS, net	13,249	-

OTHER ASSETS
Intellectual property, net	8,256	76,518

Total Other Assets	8,256	76,518

TOTAL ASSETS	$1,147,494	$1,268,038

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$57,828	$136,936
Accrued compensation - related parties	351,580	395,888
Accounts payable - related parties	2,568	4,068
Customer deposits	286,608	333,887

Total Current Liabilities	698,584	870,779

Total Liabilities	698,584	870,779

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
17,137,812 and 15,659,829 shares issued and outstanding,
respectively	2,659,299	2,374,799
Additional paid-in capital	4,213,313	4,004,607
Accumulated deficit	(6,423,702)	(5,982,147)

Total Stockholders' Equity	448,910	397,259

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,147,494	$1,268,038

The accompanying notes are an integral part of these financial statements.

28 of 52

OMNITEK ENGINEERING CORP.
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2011	2010

REVENUES	$1,546,723	$1,733,303
COST OF GOODS SOLD	793,293	1,154,766
GROSS MARGIN	753,430	578,537

OPERATING EXPENSES

General and administrative	980,228	1,498,461
Bad debt expense	26	878
Research and development expense	143,304	133,302
Depreciation and amortization expense	70,484	93,711

Total Operating Expenses	1,194,042	1,726,352

LOSS FROM OPERATIONS	(440,612)	(1,147,815)

OTHER INCOME (EXPENSE)

Interest expense	(145)	(6,829)
Interest income	2	2

Total Other Income (Expense)	(143)	(6,827)

LOSS BEFORE INCOME TAXES	(440,755)	(1,154,642)
INCOME TAX EXPENSE	800	800

NET LOSS	$(441,555)	$(1,155,442)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	16,503,731	15,592,640

The accompanying notes are an integral part of these financial statements.

29 of 52

OMNITEK ENGINEERING CORP.
Statements of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2009	16,127,675	$2,330,476	$3,366,794	$(4,826,705)	$870,565

Common stock issued in	94,654	18,698	-	-	18,698
payment of debt

Common stock forfeited	(600,000)	-	-	-	-

Common stock cancelled as	(100,000)
collateral for note payable		-	-	-	-

Common stock issued for services	137,500	25,625	-	-	25,625

Compensation expense recognized
on options and warrants	-	-	637,813	-	637,813

Net loss for the year ended
December 31, 2010	-	-	-	(1,155,442)	(1,155,442)
Balance, December 31, 2010	15,659,829	2,374,799	4,004,607	(5,982,147)	397,259

Compensation expense recognized
on options and warrants	-	-	208,706	-	208,706

Common stock issued for cash	300,000	150,000	-	-	150,000

Exercise of warrants and options for cash	800,000	134,500	-	-	134,500

Exercise of warrants for services	377,983	-	-	-	-

Net loss for the year ended
December 31, 2011	-	-	-	(441,555)	(441,555)
Balance, December 31, 2011	17,137,812	$2,659,299	$4,213,313	$(6,423,702)	$448,910

30 of 52

OMNITEK ENGINEERING CORP.
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(441,555)	$(1,155,442)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	70,484	93,711
Options and warrants granted	208,706	637,813
Stock issued for services	-	25,625
Impairment of inventory	-	171,331
Changes in operating assets and liabilities:
Accounts receivable	14,611	(17,304)
Accounts receivable–related parties	(16,715)	73,749
Deposits	31,469	57,447
Prepaid Expense	(2,512)	-
Inventory	34,930	(142,978)
Accounts payable and accrued expenses	(79,108)	61,302
Customer deposits	(47,279)	139,556
Accounts payable-related parties	(1,500)	-
Accrued compensation-related parties	(44,308)	95,301

Net Cash (Used in) Provided by Operating Activities	(272,777)	40,111

INVESTING ACTIVITIES
Purchase of property and equipment	(15,471)	-

Net Cash Used in Investing Activities	(15,471)	-

FINANCING ACTIVITIES
Issuance of common stock for cash	150,000	-
Exercise of warrants and options for cash	134,500	-
Repayment of note payable	-	(84,158)

Net Cash Provided by (Used in) Financing Activities	284,500	(84,158)

NET DECREASE IN CASH	(3,748)	(44,047)
CASH AT BEGINNING OF YEAR	34,944	78,991

CASH AT END OF YEAR	$31,196	$34,944

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$145	$4,720
Income taxes	$800	$800

NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for debt	$-	$18,698

31 of 52

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2011 and 2010

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

d.       Reclassification

Certain balances in the 2010 financial statements have been reclassified to be consistent with the 2011 presentation.

32 of 52

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.       Basic and Diluted Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements. The common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

	December 31,	December 31,
	2011	2010
Numerator - loss	$(441,556)	$(1,155,442)
Denominator - weighted average number of shares outstanding	16,503,731	15,592,640
Basic and diluted loss per share	$(0.03)	$(0.07)

f.       Property and Equipment

Property and equipment are recorded at cost.  Depreciation and amortization are calculated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets ranging from three to five years.

g.       Newly Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or financial statements.

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

33 of 52

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.       Provision For Income Taxes (Continued)
The provision (benefit) for income taxes for the year ended December 31, 2011 and 2010 consists of the following:

	December 31,	December 31,
	2011	2010
Federal
Current	$-	$-
Deferred	-	-
State
Current	800	800
Deferred	-	-
	$800	$800

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryover	$815,946	$685,057
Depreciation	(91,970)	(113,081)
Research and development carry forward	136,465	136,465
Related party accruals	131,540	113,674
Inventory reserve	249,299	249,299
Allowance for doubtful accounts	33,605	33,605
Accrued compensation	80,967	80,967
Deferred tax liabilities:
Valuation allowance	(1,355,852)	(1,185,986)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2011 and 2010 due to the following:

34 of 52

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31,	December 31,
	2011	2010
Book loss	$(172,206)	$(450,622)
Meals and entertainment	476	1,448
State tax deduction	312	312
Related party expense	17,865	4,694
Stock/Options for services	81,395	258,741
Depreciation	21,111	4,574
Accrued compensation	-	41,862
Inventory reserve	-	66,819
Net operating loss carryover	51,047	72,172
Income Tax Expense	$-	$-

At December 31, 2011, the Company had net operating loss carry forwards of approximately $815,000 through 2031.  No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

j.       Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the year ended December 31, 2011 and 2010, the Company expensed $36,118 and $26,610, respectively.

k.       Revenue Recognition

The Company recognizes revenue from the sale of new engines for use with compressed natural gas and engine components to convert existing engines to compressed natural gas use.  Revenue is recognized upon shipment of the products, and when collection is reasonably assured.

35 of 52

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.       Concentration of Risks

Customers
During the year ended December 31, 2011, seven customers accounted for approximately 65% of sales.
For the year ended December 31, 2010, six customers accounted for approximately 60% of sales.

Suppliers
During the year ended December 31, 2011, one supplier accounted for 20% of products purchased. During the year ended December 31, 2010, one supplier accounted for 15% of products purchased.

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

n.       Research and Development

The Company expenses the costs of researching and developing its products during the period incurred. During the years ended December 31, 2011 and 2010, the Company incurred research and development expenses of $143,304 and $133,302, respectively.

o.       Liquidity

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2011, the Company had an accumulated deficit of $6,423,702 and total stockholders’ equity of $448,909.  At December 31, 2011, the Company had current assets of $1,125,989, including cash and cash equivalents of $31,196, and current liabilities of $698,584, resulting in working capital of $427,405. For 2011, the Company reported a net loss of $441,555 and net cash used by operating activities of $272,777. Management believes that based on its operating plan, the projected sales for 2012, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to continue profitable operations and obtain positive operating cash flows, it may require additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

p.      Stock- Based Compensation

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair          value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding      risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.

36 of 52

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in San Marcos, California at December 31, 2011 and 2010 consisted of the following:

	December 31,	December 31,
Location : San Marco, CA	2011	2010
Raw materials	$946,762	$970,046
Finished goods	674,198	642,360
Peru (finished goods)	18,454	18,454
In transit	8,232	51,716
Allowance for obsolete inventory	(627,529)	(627,529)
Total	$1,020,117	$1,055,047

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $171,331, for the years ended December 31, 2011 and 2010, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and 2010 consisted of the following:

	December 31,	December 31,
	2011	2010
Research and development equipment	$41,159	$41,159
Tooling equipment	27,753	22,453
Manufacturing Equipment	10,171	-
Computer equipment	2,721	2,721
Less: accumulated depreciation	(68,555)	(66,333)
Total	$13,249	$-

Depreciation expense for the years ended December 31, 2011 and 2010 was $2,221 and $11,726, respectively.

37 of 52

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 5 - INTELLECTUAL PROPERTY

The Company’s patents and trademarks at December 31, 2011 and 2010 were as follows:

	December 31,	December 31,
	2011	2010
Patents	$42,295	$42,295
Trademarks	1,920	1,920
Intellectual property and customer list	474,000	474,000
Less: accumulated amortization	(509,959)	(441,697)
Total	$8,256	$76,518

Amortization expense for the years ended December 31, 2011 and 2010 was $68,263 and $81,985, respectively.

NOTE 6 - CUSTOMER DEPOSITS

The Company may require a customer deposit from domestic and international customers.  As of December 31, 2011 and 2010 the Company had customer deposits of $286,608 and $333,887, respectively.

NOTE 7 - PURCHASE COMMITMENTS

As of December 31, 2011 and 2010, the Company had outstanding purchase commitments for inventory totaling $166,166 and $184,592 respectively. Of these amounts, the Company had made prepayments of $41,943 as of December 31, 2011 and $73,412 as of December 31, 2010 and had commitments for future cash outlays for inventory totaling $124,223 and $111,180, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties
During the years ended December 31, 2007 through 2010, the Company a minority interest in various distributors in exchange for use of the Company’s name and Logo. As of December 31, 2011, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C., and a 5% interest in Omnitek Stationary, Inc.  As of December 31, 2011 and 2010, the Company was owed $16,715 and $-0-, respectively, by related parties for the purchase of products.

Accounts Payable – Related Parties
The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of December 31, 2011 and 2010, the Company owed related parties for such expenses, goods and services in the amounts of $2,568 and $4,068, respectively.

38 of 52

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2011 and 2010

 NOTE 8 - RELATED PARTY TRANSACTIONS (Continued)

Accrued Compensation – Related Parties

During the year ended December 31, 2011 and 2010, related parties were due amounts for services performed for the Company.  As of December 31, 2011 and 2010 the related parties’ payables consisted of the following:

	December 31,	December 31,
	2011	2010
Amounts due to the president	$271,253	$309,446
Amounts due to other officers of the company	80,327	86,442
Total	$351,580	$395,888

NOTE 9 - NOTE PAYABLE

At December 31, 2009, the Company had a current note payable, in the amount of $84,158, which bore interest at 12% per annum. The note called for the Company to make monthly payments of $8,885 of principal and interest, with the final payment due October 15, 2010.  The note was secured by 100,000 shares, of the Company’s common stock and certain inventory parts.  As stipulated by the note the 100,000 shares were been issued in the Company’s name.  The note was repaid in full during the year ended December 31, 2010 and the shares were cancelled.

NOTE 10 – STOCKHOLDERS’ EQUITY

Options and Warrants

During the years ended December 31, 2011 and 2010, the Company granted -0- and -0- warrants for services, respectively.  During the years ended December 31, 2011 and 2010, the Company recognized expense of $12,997 and $52,712 related to warrants that vested, respectively.

During the years ended December 31, 2011 and 2010, the Company granted $0 and 700,000, respectively previously expired options to a consultant. The fair value of the options granted was estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: risk-free interest rate of 0.97%, expected dividend yield of zero, expected lives of one and one half years and expected volatility of 196.7%.  During the years ended December 31, 2011 and 2010, the Company recognized expense of $195,709 and $585,101 related to options that vested during the years, respectively.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the Plan”).   Under the plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of December 31, 2011 the Company has a total of 4,520,000 options issued under the plan.

39 of 52

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the options and warrants granted at December 31, 2011 and 2010, and changes during the years then ended is presented below:

	December 31,		December 31,
	2011		2010
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	5,870,000	$0.52	5,170,000	$0.57
Granted	-	-	700,000	0.13
Exercised	(1,177,983)	0.15	-	-
Expired or cancelled	(1,872,017)	0.43	-	-
Outstanding at end of year	2,820,000	0.73	5,870,000	0.52

Exercisable	2,820,000	$0.73	4,750,000	$0.48

A summary of the status of the options and warrants outstanding at December 31, 2011 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-0.50	200,000	2.78 years	200,000	$0.38
$0.51-0.75	1,580,000	.88 years	1,580,000	0.63
$0.76-1.00	1,040,000	.86 years	1,040,000	0.94

$0.01-1.00	2,820,000	1.0 years	2,820,000	$0.73

Common Stock

On November 16, 2009 the Company issued 100,000 shares of common stock in the Company’s name as partial collateral for the note payable.  These shares were cancelled in 2010 upon the repayment of the note payable.

An officer of the Company, resigned effective January 15, 2010.  Under mutual agreement, the officer surrendered 600,000 shares of the Company’s common stock acquired by him in a prior merger.

40 of 52

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2011 and 2010

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

On January 5, 2010 the Company issued 20,000 shares of common stock for legal services valued at $7,500. On September 22, 2010 the Company issued 137,500 shares of common stock in the Company’s for consulting services valued at $25,625. On December 31, 2010 the Company issued 74,654 shares of common stock in the Company’s for legal and consulting services valued at $11,198.

On May 20, 2011, the Company issued an aggregate of 300,000 shares of its common stock in consideration of the capital contribution of $150,000 and 700,000 shares of its common stock in consideration of the capital contribution of $87,500 upon the exercise of a warrant.

On May 20, 2011, the Company issued an aggregate of 377,983 shares of its common stock upon the cashless exercise of warrants issued for services.

NOTE 11 – SUBSEQUENT EVENTS

On February 15, 2012, the Company entered into a Revolving Line of Credit Agreement (the “Credit Agreement”) with Chachas Land Co., Inc., a Nevada Corporation (the “Lender”). Under the terms of the Credit Agreement, the Company may borrow, from time to time, up to the principal amount of $50,000, for an initial term of six months which can be extended for an additional six months at the option of the Company pursuant to the terms of the Credit Agreement. The annual interest rate of the Credit Line is 9% with interest paid monthly on the then outstanding balance. The Credit Line is evidenced by a Revolving Line of Credit Note (“Note”).  The Credit Agreement and Note are secured pursuant to the terms of a Stock Pledge Agreement, by common stock of the Company equal to two times the outstanding unpaid principal and accrued interest at any time, with the initial pledge of 100,000 shares of common stock of the Company.  The Credit Agreement, Note and Stock Pledge Agreement contain customary events of default, including, among others, non-payment of principal and interest and in the event the Company is involved in certain insolvency proceedings. In the event of a default, all of the obligations of the Company under the Credit Line may be declared immediately due and payable.

Concurrently with the execution of the Credit Agreement, Note and Stock Pledge Agreement and as a financial accommodation for the extension of credit to the Company, the Company issued a Warrant to the Lender to purchase 5,000 shares of its common stock at an exercise price of $2.68 per share.  The Warrant is exercisable for a period of five years expiring on February 15, 2017.

On February 2, 2012, the Company issued 9,524 restricted shares of its common stock upon receipt of a capital contribution of $20,000 in cash to one accredited investor.

Management has evaluated subsequent events and has determined there are no material subsequent events to report.

41 of 52

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.          CONTROLS AND PROCEDURES

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2011, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting were effective as of the end of the period covered by this report.

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

42 of 52

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

ITEM 9B.         OTHER INFORMATION.

None.
PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director

Werner Funk	53	President, CEO, Secretary and Director	One Year	May 2001 to Present

Janice M. Quigley	64	Chief Financial Officer and Director	One Year	August 2003 to Present

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

43 of 52

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of the Company or a Significant Employee is as follows:

Werner Funk – Mr. Funk was born in Germany.  He has been a Director and the CEO of Omnitek since its formation in May of 2001.  Mr. Funk has over 30 years of experience in international business, manufacturing, engineering, marketing and internet commerce.  He is responsible for management, marketing and new product design.  Mr. Funk was educated in Germany where he attended high school and vocational college for automotive technology and graduated with honors receiving a bachelor degree in automotive technology.  While living in Germany, he worked for Mercedes-Benz and was the assistant crew chief of a Porsche factory sponsored racing team.  Mr. Funk moved to the United States in 1978, where upon he started Nology Engineering Inc., a California Corporation, which designs, manufactures and markets automotive products for the performance aftermarket.  Mr. Funk is currently the CEO of Nology and Performance Stores.  Mr. Funk is also the inventor of 7 registered and pending patents.

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

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has been or filed:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

44 of 52

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended

45 of 52

December 31, 2011, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

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

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2010 and 2009 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compen-sation	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)
Werner Funk(1)	2011	$100,000					$100,000
Chairman, President,	2010	$100,000					$100,000
CEO and Secretary

Janice M. Quigley(2)	2011	$60,000					$60,000
Director and CFO	2010	$60,000					$60,000

Peter Petersen (3)	2011	$-					-
VP of Engineering	2010	$5,736					$5,736
(1)   Includes $22,998 of accrued but unpaid salary in 2010.
(2)   Includes $17,500 of accrued but unpaid salary in 2010.
(3)  Mr. Petersen resigned from the Company effective January 15, 2010.

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

46 of 52

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

During the 2011 fiscal year the Company took part in a search for a new CFO.  One individual was chosen for the position on a probationary basis.  On the 36th day of his 90-day probationary evaluation it was determined by the Board of Directors that he was not the right individual for the job and his probationary employment was terminated.  The salary expenses incurred for this are not reflected in the above chart, they amounted to $12, 600.

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

Compensation of Directors

There was no compensation paid to any director who was not a Named Executive Officer during the year ended December 31, 2011.

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

47 of 52

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2011.

The following table provides information for the named executive officers on stock option holdings as of the end of 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Werner Funk	400,000	0	0	$0.5250	11/7/2014
Werner Funk	400,000	0	0	$0.6250	11/7/2014
Werner Funk	400,000	0	0	$0.7500	11/7/2014
Werner Funk	400,000	0	0	$0.8750	11/7/2014
Werner Funk	400,000	0	0	$1.00	11/7/2014

Janice M. Quigley	120,000	0	0	$0.5250	11/7/2014
Janice M. Quigley	120,000	0	0	$0.6250	11/7/2014
Janice M. Quigley	120,000	0	0	$0.7500	11/7/2014
Janice M. Quigley	120,000	0	0	$0.8750	11/7/2014
Janice M. Quigley	120,000	0	0	$1.00	11/7/2014

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

On August 3, 2011, the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance by the company to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to the Company.  The 2011 Plan is administered by a committee comprised of the Board of Directors of the Company or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.

48 of 52

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on December 31, 2011.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust UDT 9/25/07 904 Camino Del Arroyo Dr. Lake San Marcos, CA 92078	10,369,992(1) (2)	60.13%

Common Stock	Garber Family Trust U/D/T 07/30/1992 78-166 Bovee Circle Palm Dessert, CA 92211	3,133,965(3)	18.17%
(1) This amount includes currently vested options to purchase 2,000,000 shares of Common Stock.
(2)  Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.
(3)  John Garber, the Trustee of the Garber Family Trust U/D/T 07/30/1992, has sole voting and dispositive power as to all of the shares.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s current directors and executive officers, as of the close of business on December 31, 2011.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust UDT 9/25/07 904 Camino Del Arroyo Dr. Lake San Marcos, CA 92078	10,369,992 (1) (2)	60.13%

Common Stock	Janice M. Quigley 2023 Rancho Corte Vista, CA 92084	765,000(3)	4.44%

Common Stock	Directors and Executive Officers as a Group (2 persons)	11,134,992	64.57%
(1) This amount includes currently vested options to purchase 2,000,000 shares of Common Stock.
(2)  Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.
(3)  This amount includes currently vested options to purchase 600,000 shares of Common Stock.

49 of 52

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

The Company has not been a party to any transactions between persons who were executive officers, directors, or principal stockholders of our corporation during the fiscal years ended December 31, 2011 and 2010.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the fiscal year ended December 31, 2011, we incurred approximately $33,266 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2011.

During the fiscal year ended December 31, 2010, we incurred approximately $73,638 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2010.

50 of 52

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2011and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $785 and $2,023, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $6,787 and $5,175, respectively.

ITEM 15.   EXHIBITS.

(a)           Financial Statements.

(i)           The Balance Sheet of Omnitek Engineering Corp. as of December 31, 2011 and 2010, the Statements of Operations for the years ended December 31, 2011 and 2010, the Statements Stockholders’ Equity (Deficit) from December 31, 2009 to December 31, 2011, and of Cash Flows for the years ended December 31, 2011 and 2010, and together with the notes thereto and the reports of Sadler, Gibb & Associates thereon appear in Item 8 and are included in this report.

(b)           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
31.01	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith

             All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

51 of 52

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: March 27, 2012
By: Werner Funk
Its: President and Secretary
CEO and Principal Executive Officer

Dated: March 27, 2012	/s/ Janice M. Quigley
By: Janice M. Quigley
Its: Chief Financial Officer
and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 27, 2012
By: Werner Funk, Director

Dated: March 27, 2012	/s/ Janice M. Quigley
Janice M. Quigley, Director

52 of 52