Form 10-Q
period 2012-03-31
Omnitek Engineering Corp
filed 2012-05-15
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2012

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

As of May 8, 2012, the Registrant had 19,749,582 shares of its no par value Common Stock outstanding.

PART I - FINANCIAL INFORMATION

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2012	2011

CURRENT ASSETS
Cash	$47,934	$31,196
Accounts receivable, net	55,807	13,506
Accounts receivable -related party	-	16,715
Inventory	961,591	1,020,117
Prepaid expense	1,675	2,512
Deposits	85,193	41,943

Total Current Assets	1,152,200	1,125,989

FIXED ASSETS, net	12,551	13,249

OTHER ASSETS
Intellectual property, net	7,497	8,256

Total Other Assets	7,497	8,256

TOTAL ASSETS	$1,172,248	$1,147,494

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$130,619	$57,828
Accrued expenses - related parties	347,470	351,580
Accounts payable - related parties	13,332	2,568
Notes Payable	40,000	-
Customer deposits	319,592	286,608

Total Current Liabilities	851,013	698,584

Total Liabilities	851,013	698,584

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
17,247,336 and 17,137,812 shares issued and outstanding,
respectively	2,679,299	2,659,299
Additional paid-in capital	4,228,763	4,213,313
Accumulated deficit	(6,586,827)	(6,423,702)

Total Stockholders' Equity	321,235	448,910

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,172,248	$1,147,494

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2012	2011

REVENUES	$306,369	$615,256
COST OF GOODS SOLD	200,612	282,630
GROSS MARGIN	105,757	332,626

OPERATING EXPENSES

General and administrative	237,323	265,857
Research and development expense	28,894	27,465
Depreciation and amortization expense	1,457	20,393

Total Operating Expenses	267,674	313,715

LOSS FROM OPERATIONS	(161,917)	18,911

OTHER EXPENSE

Interest expense	(408)	-

Total Other Expense	(408)	-

NET INCOME (LOSS) BEFORE INCOME TAXES	(162,325)	18,911
INCOME TAX EXPENSE	800	800

NET INCOME (LOSS)	$(163,125)	$18,111

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$(0.01)	$0.00

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	17,196,734	15,659,829

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2012	2011
OPERATING ACTIVITIES
Net Income (loss)	$(163,125)	$18,111
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	1,457	20,393
Options and warrants granted	15,450	69,452
Changes in operating assets and liabilities:
Accounts receivable	(42,302)	7,773
Accounts receivable–related parties	16,715	(30,295)
Deposits	(43,250)	(38,876)
Prepaid Expense	837	-
Inventory	58,526	95,811
Accounts payable and accrued expenses	72,791	(71,366)
Customer deposits	32,984	(51,456)
Accounts payable-related parties	10,764	-
Accrued expenses-related parties	(4,110)	(11,924)

Net Cash (Used in) Provided by Operating Activities	(43,264)	7,623

INVESTING ACTIVITIES
Purchase of property and equipment	-	(10,621)

Net Cash Used in Investing Activities	-	(10,621)

FINANCING ACTIVITIES
Issuance of common stock for cash	20,000	-
Note Payable	40,000

Net Cash Provided by Financing Activities	60,000	-

NET INCREASE (DECREASE) IN CASH	16,737	(2,998)
CASH AT BEGINNING OF YEAR	31,196	34,944

CASH AT END OF PERIOD	$47,933	$31,946

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$408	$-
Income taxes	$800	$800

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
March 31, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in San Marcos, California at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011
Raw materials	$872,830	$946,762
Finished goods	697,836	674,198
Peru (finished goods)	18,454	18,454
In transit	-0-	8,232
Allowance for obsolete inventory	(627,529)	(627,529)
Total	$961,591	$1,020,117

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $-0-, for the periods ended March 31, 2012 and December 31, 2011, respectively.

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2012 and December 31, 2011 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties
During the years ended December 31, 2007 through 2010, the Company a minority interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2011, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C., and a 5% interest in Omnitek Stationary, Inc.  As of March 31, 2012 and December 31, 2011, the Company was owed $-0- and $16,715, respectively, by related parties for the purchase of products.

Accounts Payable – Related Parties
The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of March 31, 2012 and December 31, 2011, the Company owed related parties for such expenses, goods and services in the amounts of $13,332 and $2,568, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS (CONTINUED)

Accrued Expenses – Related Parties
During the periods ended March 31, 2012 and December 31, 2011, related parties were due amounts for services performed for the Company.  During the three months ended March 31, 2012, officers of the company contributed $2,428 as compensation and the Company made cash payments of $6,538.

As of March 31, 2012 and December 31, 2011 the related parties’ payables consisted of the following:

	March 31,	December 31,
	2012	2011
Amounts due to the president	$265,484	$271,253
Amounts due to other officers of the company	81,986	80,327
Total	$347,470	$351,580

Line of Credit Payable  – Related Parties
On February 15, 2012 the Company has entered into a revolving line of credit agreement with a shareholder for $50,000 for an initial period of 6 months. The Company owes $40,000 under the revolving line of credit as of March 31, 2012. The revolving line of credit bears interest at 9% per annum and is secured by 100,000 shares of the Company’s common stock. The Company owes $128 of accrued interest on the revolving line of credit as of March 31, 2012. The Company granted 5,000 stock purchase warrants as consideration for the funding of the revolving line of credit resulting in an expense of $15,450.

NOTE 4 - STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2012, the Company granted 5,000 warrants as consideration for the funding of the revolving line of credit.  The fair value of the options granted was estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: risk-free interest rate of 85.00%, expected dividend yield of zero, expected life of five years and expected volatility of 582.87%. The warrants have an exercise price of 2.68, and can be exercised at any time and expire in five years from the grant date.

During the three months ended March 31, 2012 and 2011, the Company recognized expense of $15,450 and $69,452, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the Plan”). Under the plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2012 the Company has a total of 2,825,000 options issued under the plan.

A summary of the status of the options and warrants granted at March 31, 2012 and December 31, 2011 and changes during the periods then ended is presented below:

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,820,000	$0.73	5,870,000	$0.52
Granted	5,000	2.68	-	-
Exercised		-	(1,177,983)	0.15
Expired or canceled	-	-	(1,872,017)	0.43
Outstanding at end of period	2,825,000	0.73	2,820,000	0.73
Exercisable	2,825,000	$0.73	2,820,000	$0.73

A summary of the status of the options and warrants outstanding at March 31, 2012 is presented below:

	Total Outstanding		Total Exercisable
		Average		Weighted
	Number	Remaining	Number	Average
Range	O/S	Life (Yrs)	Exercisable	Exercisable
$0.01 - 0.50	200,000	2.53	200,000	$0.38
$0.51 - 0.75	1,580,000	0.63	1,580,000	$0.63
$0.76 - 1.00	1,040,000	0.61	1,040,000	$0.94
$1.01 - 3.00	5,000	0.02	5,000	$0.01
$0.01 – 3.00	2,825,000	0.75	2,825,000	$0.73

NOTE 5 - SUBSEQUENT EVENTS

On April 9, 2012, the Company closed a private placement (the “Private Placement”) with select accredited investors (the “Investors”) related to the sale and issuance of an aggregate of 2,602,246 shares of common stock (the “Common Stock”) of the Company (the “Shares”) and warrants to purchase an aggregate of 2,602,246 shares of Common Stock (the “Warrants”). The aggregate gross proceeds raised by the Company were $5,516,762 million. Each Share will be sold to the Investors at $2.12 per Share. The Warrants will expire five (5) years from the date of issue and may be exercised at $3.88 per Share, subject to adjustment in certain circumstances. The Company has allocated $2,758,381 of the total $5,516,762 proceeds to the value of the warrants.

In connection with the Private Placement, the Company paid its placement agents (the “Placement Agents”) an aggregate cash commission equal to $386,173.  In addition, the Company will reimburse the Placement Agents $23,632 for costs and expenses incurred in connection with the Private Placement, and issue to the Placement Agents five-year warrants to purchase an aggregate of 78,067 shares of common stock, at an exercise price of $3.88 per share, subject to adjustment in certain circumstances (the “Placement Agent Warrants”).

NOTE 5 - SUBSEQUENT EVENTS (CONTINUED)

The Company also issued to two consultants, five-year warrants purchasing an aggregate of 40,000 shares of common stock, at an exercise price of $3.88 per share.

The Company estimates that the total compensation expense that will be recognized in connection with the warrants using the Black-Scholes pricing model will be $502,965.

On April 10, 2012, the Line of Credit – Related Party was repaid in full and the 100,000 collateral shares were cancelled

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.  In addition to the events described above, there are no additional material subsequent events to report.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A.           Results of Operations

For the three months ended March 31, 2012 and 2011

Revenues decreased to $306,369 for the three months ended March 31, 2012 from $615,256 for the three months ended March 31, 2011, a decrease of $308,887 or 50%.  Revenues for the period ended March 31, 2011 were exceptionally high due to due rescheduling of orders by certain customers.  We expect the sales for the remainder of 2012 to be on a par with or somewhat higher than 2011.

Our cost of sales decreased to $200,612 for the three months ended March 31, 2012 from $282,630 for the three months ended March 31, 2011, a decrease of $82,018. Our gross margin was 34.5% for the three months ended March 31, 2012 compared to 54 % in 2011.  This was mainly due to the volume and mix of product that was shipped.  We anticipate our margin being between 38% to 42% for the remainder of the year.

Our operating expenses for the three months ended March 31, 2012 were $267,674 compared to $313,715 in 2011, a decrease of $46,041 or 15%.  General and administrative expense for the three months ended March 31, 2012 was $237,323 as compared to $265,857 for the three months ended March 31, 2011.  The decrease is due primarily to the decrease in expense related to stock options issued of $15,450 for the three months ended March 31, 2012 as compared to $69,451 for the three months ended March 31, 2011.  Major components of general and administrative expenses for the three months ended March 31, 2012 were professional fees of $48,253, rent expense of $33,376, and salary and wages of $88,914. This compares to professional fees of $27,561, rent expense of $30,998 and salaries and wages of $78,682 for the three months ended March 31, 2011.   In the three months ended March 31, 2012 professional fees were higher by approximately $20,692 due to legal expenses incurred in connection with the private placement which closed on April 9, 2012. Research and development outlays were  increased to $28,894 for the three months ended March 31, 2012 compared to $27,465 for the three months ended March 31, 2012.

Our net loss for the three months ended March 31, 2012 was $163,125, ($0.01 per share) compared to a net profit of $18,111 ($0.00 per share) for the three months ended March 31, 2011. The increased loss was the result of lower sales in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Results for the three months ended March 31, 2012 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $15,450 and depreciation and amortization of $1,457. For the three month period a year earlier, non-cash expenses for the value of options and warrants granted were $69,452 and depreciation and amortization of $20,393.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for the proximate 12 months.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2012 and 2011

At March 31, 2012, our current liabilities totaled $851,013 and our current assets totaled $1,152,200, resulting in positive working capital of $301,187 and a current ratio of 1.35.  During the three months ended March 31, 2012, we received $20,000 of cash from the issuance of common stock and $40,000 from the borrowing of funds. We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis and that our liquidity is sufficient for at least the next twelve months.

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

We have historically incurred significant losses which have resulted in a total accumulated deficit of $6,586,827 at March 31, 2012.

Operating Activities

We have realized a negative cash flow from operations of $43,264 for the three months ended March 31, 2012 compared to a positive cash flow of $7,623 during the three months ended March 31, 2011.

Included in the net loss of $163,125 for the twelve months ended March 31, 2012 are non-cash expenses which are not a drain on our capital resources.  During the three months ended March 31, 2012, the expenses include the value of options and warrants granted in the amount of $15,450 and depreciation and amortization of $1,457.  Excluding these non-cash amounts, our EBITDA for the twelve months ended March 31, 2012 would have been a loss of $146,218.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

No tax benefit has been reported in the March 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company received notice November 27, 2011 that it was named as a defendant in lawsuit brought in the Superior Court of Kern County California, case number S-1500-CL-259981.  The claim was that the Company was responsible for damages to an engine.  The damage was caused by an installation error and not by any of the materials that Omnitek provided.  As such, it was determined that the Company was not the proper party to the lawsuit; the Company was dismissed from the suit, with prejudice, on February 28, 2012.

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

ITEM 2.   UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to the period covered by this Report

On April 9, 2012, pursuant to a Securities Purchase Agreement, we issued to 32 Investors, an aggregate of 2,602,246 shares of our common stock and Warrants exercisable into 2,602,246 shares of our common stock for total subscription proceeds of $5,516,762.  The Warrants have an exercise price of $3.88 per share and are exercisable for a period of five years expiring on April 8, 2017.  The number of shares of common stock to be received upon the exercise of the Warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the Closing Date.

Pursuant to the terms of the Engagement Agreement, the Company also issued to the Placement Agent at the Closing Date warrants to purchase 78,067 shares of common stock of the Company, which is equal to 3% of the aggregate number of shares sold to Investors, which shall have the same terms, including exercise price and registration rights, as the Investor Warrants issued in the private placement. We also paid a cash placement fee of $386,173, which is equal to 7% of the aggregate purchase price paid by Investors that were sold in the private placement.

The issuance of securities to the Investors and the Placement Agent were not registered under the Securities Act. Such issuance of securities was exempt from registration under the safe harbor provided by Regulation D Rule 506 and Section 4(2) of the Securities Act. We made this determination in part based on the representations of Investors, which included, in pertinent part, that such Investors were an “accredited investor” as defined in Rule 501(a) under the Securities Act, and upon such further representations from the Investors that (a) the Investor is acquiring the securities for his, her or its own account for investment and not for the account of any other person and not with a view to or for distribution, assignment or resale in connection with any distribution within the meaning of the Securities Act, (b) the Investor agrees not to sell or otherwise transfer the purchased securities unless they are registered under the Securities Act and any applicable state securities laws, or an exemption or exemptions from such registration are available, (c) the Investor either alone or together with its representatives has knowledge and experience in financial and business matters such that he, she or it is capable of evaluating the merits and risks of an investment in us, and (d) the Investor has no need for the liquidity in its investment in us and could afford the complete loss of such investment.  Our determination is made based further upon our action of (a) making written disclosure to each Investor in the Securities Purchase Agreement prior to the closing of sale that the securities have not been registered under the Securities Act and therefore cannot be resold unless they are registered or unless an exemption from registration is available, (b) making written descriptions of the securities being offered, the use of the proceeds from the offering and any material changes in the Company’s affairs that are not disclosed in the documents furnished, and (c) placement of a legend on the certificate that evidences the securities stating that the securities have not been registered under the Securities Act and setting forth the restrictions on transferability and sale of the securities, and upon such inaction of  the Company of any general solicitation or advertising for securities herein issued in reliance upon Regulation D Rule 506 and Section 4(2) of the Securities Act.

Additionally, on April 9, 2011, the Company issued warrants to purchase 40,000 shares of common stock of the Company to two accredited investors for consulting services provided to the Company.  The Warrants have an exercise price of $3.88 per share and are exercisable for a period of five years expiring on April 8, 2017.  The number of shares of common stock to be received upon the exercise of the Warrants are subject to adjustment for reverse and forward stock splits, stock dividends, stock combinations and other similar transactions of the common stock that occur after the Closing Date.  The issuance of the Warrants was exempt from registration under the safe harbor provided by Regulation D Rule 506 and Section 4(2) of the Securities Act.  The consultants receiving the Warrants were accredited investors, were acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.  No underwriters were used in the issuance of the securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   [REMOVED AND RESERVED]

ITEM 5.   OTHER INFORMATION

On March 15, 2012, the Company divested itself of all interest in Performance Stores, Inc.  The Company sold 80,000 shares of common stock in Performance Stores, Inc. to a unrelated third party for $5,000.

ITEM 6.   EXHIBITS

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of March 31, 2012 and the audited balance sheet as of December 31, 2011, the condensed unaudited Statements of Operations for the three month periods ended March 31, 2012 and 2011, and the condensed unaudited Statements of Cash Flows for the three-month periods ended March 31, 2012 and 2011, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Omnitek Engineering Corp.

Dated: May 9, 2012	By: Werner Funk
Its: President and Secretary

Dated: May 9, 2012	/s/ Janice M. Quigley
By: Janice M. Quigley
Its: Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: May 9, 2012	By: Werner Funk, Director

/s/ Janice M. Quigley
Dated: May 9, 2012	Janice M. Quigley, Director