Form 10-Q
period 2012-06-30
Omnitek Engineering Corp
filed 2012-08-09
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of August 6, 2012, the Registrant had 19,749,582 shares of its no par value Common Stock outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2012	2011
	(unaudited)
CURRENT ASSETS
Cash	$3,524,094	$31,196
Accounts receivable, net	86,124	13,506
Accounts receivable -related party	26,847	16,715
Inventory	922,677	1,020,117
Prepaid expense	837	2,512
Deposits	176,001	41,943

Total Current Assets	4,736,580	1,125,989

FIXED ASSETS, net	11,777	13,249

OTHER ASSETS
Long-term investments, net	1,222,019	-
Intellectual property, net	6,737	8,256

Total Other Assets	1,228,756	8,256

TOTAL ASSETS	$5,977,113	$1,147,494

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$65,154	$57,828
Accrued expenses - related parties	292,517	351,580
Accounts payable - related parties	2,624	2,568
Customer deposits	291,736	286,608

Total Current Liabilities	652,031	698,584

Total Liabilities	652,031	698,584

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,749,590 and 17,137,812 shares issued and outstanding,
respectively	8,196,061	2,659,299
Additional paid-in capital	4,731,728	4,213,313
Accumulated deficit	(7,602,707)	(6,423,702)

Total Stockholders' Equity	5,325,082	448,910

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,977,113	$1,147,494

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations
(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30	June 30	June 30	June 30
	2012	2011	2012	2011

REVENUES	$380,531	$374,490	$686,900	$989,746
COST OF GOODS SOLD	149,449	202,738	350,061	485,368
GROSS MARGIN	231,082	171,752	336,839	504,378

OPERATING EXPENSES

General and administrative	1,198,267	243,232	1,435,590	509,089
Research and development expense	48,254	32,481	77,148	59,946
Depreciation and amortization expense	1,533	20,848	2,990	41,241

Total Operating Expenses	1,248,054	296,561	1,515,728	610,276

LOSS FROM OPERATIONS	(1,016,972)	(124,809)	(1,178,889)	(105,898)

OTHER INCOME (EXPENSE)

Interest expense	(82)	-	(490)	-
Interest income	1,174	1	1,174	1

Total Other Income (Expense)	1,092	1	684	1

LOSS BEFORE INCOME TAXES	(1,015,880)	(124,808)	(1,178,205)	(105,897)
INCOME TAX EXPENSE		-	800	800

NET LOSS	$(1,015,880)	$(124,808)	$(1,179,005)	$(106,697)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.01)	$(0.06)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES OUTSTANDING	19,661,571	16,471,747	18,429,153	16,068,031

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows
(unaudited)
	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(1,179,005)	$(106,697)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	9,195	41,241
Options and warrants granted	518,415	126,534
Changes in operating assets and liabilities:
Accounts receivable	(72,618)	8,684
Accounts receivable–related parties	(10,132)	(18,357)
Deposits	(134,058)	7,569
Prepaid expense	1,675	-
Inventory	97,440	(40,719)
Accounts payable and accrued expenses	7,326	(76,006)
Customer deposits	5,128	(58,004)
Accounts payable-related parties	56	-
Accrued expenses-related parties	(59,063)	(27,500)

Net Cash Used in Operating Activities	(815,641)	(143,255)

INVESTING ACTIVITIES
Purchase of long-term investments	(1,228,223)	-
Purchase of property and equipment	-	(15,472)

Net Cash Used in Investing Activities	(1,228,223)	(15,472)

FINANCING ACTIVITIES
Issuance of common stock for cash	5,536,762	150,000
Repayment of note payable	(40,000)	-
Exercise of warrants and options for cash	-	87,500
Proceeds of note payable	40,000	-

Net Cash Provided by Financing Activities	5,536,762	237,500

NET INCREASE IN CASH	3,492,898	78,773
CASH AT BEGINNING OF PERIOD	31,196	34,944

CASH AT END OF PERIOD	$3,524,094	$113,717

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$490	$-
Income taxes	$800	$800

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
June 30, 2012
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in San Marcos, California at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Raw materials	$1,026,971	$946,762
Finished goods	504,781	674,198
Peru (finished goods)	18,454	18,454
In transit	-	8,232
Allowance for obsolete inventory	(627,529)	(627,529)
Total	$922,677	$1,020,117

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $-0-, for the periods ended June 30, 2012 and December 31, 2011, respectively.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
June 30, 2012
(unaudited)

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2012 and December 31, 2011 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

Held to Maturity Investments

During the three months ended June 30, 2012, the Company purchased various corporate bonds. The Company intends to hold the bonds to maturity. Accordingly, the Company has recorded and is amortizing the discount on the bonds over the remaining life.

	June 30, 2012	December 31, 2011
Amortized cost basis	$1,222,019	$-
Aggregate fair value	1,205,510	-
Gross unrecognized holding (gains) losses	16,509	-
Other than temporary impairment recognized in other comprehensive income	-	-

Net carrying amount	$1,222,019	$-

Future maturities of held to maturity investments:

2013	$250,000
2014	900,000
Total	$1,150,000

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
June 30, 2012
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

During the years ended December 31, 2007 through 2010, the Company a minority interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2011, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C., and a 5% interest in Omnitek Stationary, Inc.  As of June 30, 2012 and December 31, 2011, the Company was owed $26,847 and $16,715, respectively, by these related parties for the purchase of products.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of June 30, 2012 and December 31, 2011, the Company owed related parties for such expenses, goods and services in the amounts of $2,624 and $2,568, respectively.

Accrued Expenses – Related Parties

During the periods ended June 30, 2012 and December 31, 2011, related parties were due amounts for services performed for the Company.  As of June 30, 2012 and December 31, 2011 the related parties’ payables consisted of the following:
	June 30,	December 31,
	2012	2011
Amounts due to the president	$229,397	$271,253
Amounts due to other officers of the company	63,120	80,327
Total	$292,517	$351,580

NOTE 4 - NOTES PAYABLE

Line of Credit Payable

On February 15, 2012 the Company entered into a revolving line of credit agreement with a shareholder for $50,000 for an initial period of 6 months. During the six months ended June 30, 2012, the Company borrowed a total of $40,000, and accrued interest expense of $490. As of June 30, 2012 the Company has repaid all of the outstanding debt and now owes $-0- under the revolving line of credit. The Company granted 5,000 stock purchase warrants as consideration for the funding of the revolving line of credit resulting in an expense of $15,450.

NOTE 5 - STOCK OPTIONS AND WARRANTS

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the Plan”).   Under the plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of June 30, 2012 the Company has a total of 5,545,313 options and warrants issued under the plan.  During the six months ended June 30, 2012 the Company issued an additional amount of 2,725,313 warrants.

During the six months ended June 30, 2012 and 2011, the Company recognized expense of $518,415 and $126,534, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
June 30, 2012
(unaudited)

NOTE 5 - STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of the options and warrants granted at June 30, 2012 and December 31, 2011 and changes during the periods then ended is presented below:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,820,000	$0.73	5,870,000	$0.52
Granted	2,725,313	3.88	-	-
Exercised	-	-	(1,177,983)	0.15
Expired or canceled	-	-	(1,872,017)	0.43
Outstanding at end of period	5,545,313	2.28	2,820,000	0.73
Exercisable	5,545,313	$2.28	2,820,000	$0.73

A summary of the status of the options and warrants outstanding at June 30, 2012 is presented below:

	Total Outstanding		Total Exercisable
		Average		Weighted
	Number	Remaining	Number	Average
Range	O/S	Life (Yrs)	Exercisable	Exercisable
$0.01 - 0.50	200,000	2.28	200,000	$0.38
$0.51 - 0.75	1,580,000	2.35	1,580,000	$0.63
$0.76 - 1.00	1,040,000	2.36	1,040,000	$0.94
$1.01 – 3.00	5,000	4.62	5,000	$2.68
$3.01 – 4.00	2,720,313	4.78	2,720,313	$3.88
$0.01 – 4.00	5,545,313	3.54	5,545,313	$2.28

NOTE 6 - SIGNIFICANT EVENTS

On April 9, 2012, the Company closed a private placement (the “Private Placement”) with select accredited investors (the “Investors”) related to the sale and issuance of an aggregate of 2,602,246 shares of common stock (the “Common Stock”) of the Company (the “Shares”) and warrants to purchase an aggregate of 2,602,246 shares of Common Stock (the “Warrants”). The aggregate gross proceeds raised by the Company was $5,516,762 million. Each Share was be sold to the Investors at $2.12 per Share. The Warrants will expire five (5) years from the date of issue and may be exercised at $3.88 per Share, subject to adjustment in certain circumstances.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
June 30, 2012
(unaudited)

NOTE 6 - SIGNIFICANT EVENTS (CONTINUED)

In connection with the Private Placement, the Company paid its placement agents (the “Placement Agents”) an aggregate cash commission equal to $386,173.  In addition, the Company will reimburse the Placement Agents $23,632 for costs and expenses incurred in connection with the Private Placement, and issue to the Placement Agents five-year warrants to purchase an aggregate of 78,067 shares of common stock, at an exercise price of $3.88 per share, subject to adjustment in certain circumstances (the “Placement Agent Warrants”).  The Company also issued to two consultants, five-year warrants to purchase an aggregate of 40,000 shares of common stock, at an exercise price of $3.88 per share. The Company recognized $502,965 of compensation expense for the warrants issued.

NOTE 7 - SUBSEQUENT EVENTS

On July 26, 2012, the Company granted an officer a stock option pursuant to the 2011 Long-Term Incentive Plan, to purchase 400,000 shares of common stock, at an exercise price of $2.56 per share representing 110% of the average of the closing price of the common stock as reported on the OTCBB for the prior 30 day period. One-sixtieth (1/60) of the total number of shares subject to the Options shall vest and become exercisable at the end of each month following November 1, 2012 on the same day of each month, so that all shares subject to the Options will be fully vested on the fourth anniversary. The Options will be exercisable for a period of seven years from November 1, 2012.

Additionally on July 26, 2012, the Company granted an officer a stock option pursuant to the 2011 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $2.56 per share representing 110% of the average of the closing price of the common stock as reported on the OTCBB for the prior 30 day period. One-twenty-fourth (1/24) of the total number of shares subject to the Options shall vest and become exercisable at the end of each month following November 1, 2012 on the same day of each month, so that all shares subject to the Options will be fully vested on the second anniversary. The Options will be exercisable for a period of seven years from November 1, 2012.

On August 3, 2012, the Board of Directors of the Company appointed two new outside Directors to the Board. In conjunction with their appointment the Company granted each a non-qualified stock option to purchase twenty-five thousand (25,000) shares of the Company’s common stock at an exercise price of $1.79 per share (i.e. eighty-five percent (85%) of the closing price of the Company’s common stock as of August 3, 2012). Such Options shall be exercisable for a period of five years. The Option shall vest and be exercisable immediately.

Additionally, on August 3, 2012, the Company granted a non-qualified stock option grant to the Company’s engineering group manager, to purchase forty thousand (40,000) shares of the Company’s common stock at an exercise price of $1.79 per share (i.e. eighty-five percent (85%) of the closing price of the Company’s common stock as of August 3, 2012). Such Options shall be exercisable for a period of five years. The Option shall vest and be exercisable with regard to 25% of the total shares subject to the Option, at the end of each year following the Date of Grant, so that all shares subject to the Options will be fully vested on the fourth anniversary of the Date of Grant.

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

A.           Results of Operations

For the three months ended June 30, 2012 and 2011

Revenues increased to $380,531 for the three months ended June 30, 2012 from $374,490 for the three months ended June 30, 2011, an increase of $6,041 or 2%.  We expect the sales for the remainder of 2012 to be on a par with or somewhat higher than 2011 while we complete our product improvements.

Our cost of sales decreased to $149,449 for the three months ended June 30, 2012 from $202,738 for the three months ended June 30, 2011, a decrease of $53,289. Our gross margin was 61% for the three months ended June 30, 2012 compared to 46% in 2011.  This was mainly due to the higher volume of filters in the mix of product that was shipped during the quarter.  We anticipate our gross margin to be between 38% to 42% for the remainder of the year.

Our operating expenses for the three months ended June 30, 2012 were $1,248,054 compared to $296,561 in 2011, an increase of $951,493 or 420%.  General and administrative expense for the three months ended June 30, 2012 was $1,198,267 as compared to $243,232 for the three months ended June 30, 2011.  The increase is due primarily to the cash expenses associated with the private placement of $413,306 and non-cash option issued expense of $502,965 for the three months ended June 30, 2012 as compared to $-0-  and $-0-, respectively, for the three months ended June 30, 2011.  Major components of general and administrative expenses for the three months ended June 30, 2012 were professional fees of $77,285, rent expense of $33,376, and salary and wages of $58,909. This compares to professional fees of $10,880, rent expense of $31,298 and salaries and wages of $52,173 for the three months ended June 30, 2011.   In the three months ended June 30, 2012 professional fees were higher by approximately $66,405 due to legal expenses incurred in connection with the private placement which closed on April 9, 2012. Research and development outlays were increased to $48,254 for the three months ended June 30, 2012 compared to $32,481 for the three months ended June 30, 2011 as we work to improve our products.

Our net loss for the three months ended June 30, 2012 was $1,015,880, ($0.05 per share) compared to a net less of $124,808 ($0.01 per share) for the three months ended June 30, 2011. The increased loss was the result of higher general and administrative expense in the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Results for the three months ended June 30, 2012 reflect the impact of one-time cash private placement expenses of $413,306 and non-cash expenses, including the value of options and warrants granted in the amount of $502,965 and depreciation and amortization of $9,195. For the three month period a year earlier, non-cash expenses for the value of options and warrants granted were $69,452 and depreciation and amortization of $20,848.

For the six months ended June 30, 2012 and 2011

Revenues decreased to $686,900 for the six months ended June 30, 2012 from $989,746 for the six months ended June 30, 2011, a decrease of $302,846 or 31%.  Revenues for the period ended June 30, 2011 were exceptionally high due to due rescheduling of orders by certain customers.  We expect our sales for the remainder of 2012 to be on a par with or slightly higher than 2011.

Our cost of sales decreased to $350,061 for the six months ended June 30, 2012 from $485,368 for the six months ended June 30, 2011, a decrease of $135,307. Our gross margin was 46% for the six months ended June 30, 2012 compared to 49% in 2011.  This was mainly due to the volume and lower overall mix of filters in our products that were shipped during the six months.  We anticipate our margin to be between 38% and 42% for the remainder of the year.

Our operating expenses for the six months ended June 30, 2012 were $1,515,728 compared to $610,276 in 2011, an increase of $905,452 or 249%.  General and administrative expense for the six months ended June 30, 2012 was $1,435,590 as compared to $509,089 for the six months ended June 30, 2011.  The increase is due primarily to the increase in expenses related to the private placement expenses of $413,306 and options issued of $518,415 for the six months ended June 30, 2012 as compared to $-0- and $69,452, respectively, for the six months ended June 30, 2011.  Major components of general and administrative expenses for the six months ended June 30, 2012 were professional fees of $125,438, rent expense of $66,751, and salary and wages of $122,128. This compares to professional fees of $38,441, rent expense of $62,296 and salaries and wages of $102,477 for the six months ended June 30, 2011.   In the six months ended June 30, 2012 professional fees were higher by approximately $86,997 due to legal costs incurred in connection with the private placement which closed on April 9, 2012. Research and development outlays were increased to $77,148 for the six months ended June 30, 2012 compared to $59,946 for the six months ended June 30, 2012 as we worked to improve our products.

Our net loss for the six months ended June 30, 2012 was $1,179,005, ($0.06 per share) compared to a net loss of $106,697 ($0.01 per share) for the six months ended June 30, 2011. The increased loss was the result of higher General and administrative expenses associated with the private placement in the six months ended June 30, 2012.

Results for the six months ended June 30, 2012 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $518,415 and depreciation and amortization of $9,195. For the six month period a year earlier, non-cash expenses for the value of options and warrants granted were $126,534 and depreciation and amortization of $41,241.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for the proximate 12 months.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2012 and 2011

At June 30, 2012, our current liabilities totaled $652,031 and our current assets totaled $4,736,580, resulting in positive working capital of $4,084,549 and a current ratio of 6 to1.  During the six months ended June 30, 2012, we received $5,536,762 of cash from the issuance of common stock and $40,000 from the borrowing of funds .We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis and that our liquidity is sufficient for at least the next twelve months.

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

We have historically incurred significant losses which have resulted in a total accumulated deficit of $7,602,707 at June 30, 2012.

Operating Activities

We have realized a negative cash flow from operations of $815,641 for the six months ended June 30, 2012 compared to a negative cash flow of $143,255 during the six months ended June 30, 2011.

Included in the net loss of $1,179,005 for the six months ended June 30, 2012 are one-time cash expenses of $413,306 for the private placement and non-cash expenses which are not a drain on our capital resources.  During the six months ended June 30, 2012, these non-cash expenses include the value of options and warrants granted in the amount of $518,415 and depreciation and amortization of $9,195.  Excluding these non-cash amounts, our EBITDA for the six months ended June 30, 2012 would have been a loss of $651,395.
Financing Activities

During the six months ended June 30, 2012, we received $5,536,762 of cash from a prviate placement offering and $40,000 from the borrowing of funds. We repaid the $40,000 during the six months ended June 30, 2012.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

At June 30, 2012, the Company had net operating loss carry forwards of approximately $685,000  through 2032. No tax benefit has been reported in the June 30, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

To the best of our knowledge, we are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

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

Subsequent to the period covered by this report, on July 26, 2012, the Company granted its CEO, President and Secretary, Werner Funk, a Stock Option pursuant to the 2011 Long-Term Incentive Plan, to purchase 400,000 shares of common stock, at an exercise price of $2.56 per share representing 110% of the average of the closing price of the common stock as reported on the OTCBB for the prior 30 day period.  One-sixtieth (1/60) of the total number of shares subject to the Options shall vest and become exercisable at the end of each month following the Effective Date on the same day of each month as the Effective Date, so that all shares subject to the Options will be fully vested on the fourth anniversary of the Effective Date.  The Options will be exercisable for a period of seven years from the Effective Date.

Additionally on July 26, 2012, the Company granted its CFO and Vice President, Janice M. Quigley, a Stock Option pursuant to the 2011 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $2.56 per share representing 110% of the average of the closing price of the common stock as reported on the OTCBB for the prior 30 day period.  One-twenty-fourth (1/24) of the total number of shares subject to the Options shall vest and become exercisable at the end of each month following the Effective Date on the same day of each month as the Effective Date, so that all shares subject to the Options will be fully vested on the second anniversary of the Effective Date.  The Options will be exercisable for a period of seven years from the Effective Date.

On August 3, 2012, the Board of Directors of the Company appointed Gary S. Maier and George G. Chachas to serve as outside Directors of the Company.  In conjunction with their appointment the Company granted to Mr. Maier and Mr. Chachas, each, a non-qualified stock option grant to purchase twenty-five thousand (25,000) shares of the Company’s common stock at an exercise price of $1.79 per share (i.e. eighty-five percent (85%) of the closing price of the Company’s common stock as of August 3, 2012).  Such Options shall be exercisable for a period of five years.  The Option shall vest and be exercisable immediately.

Additionally, on August 3, 2012, the Company granted a non-qualified stock option grant to the Company’s engineering group manager, to purchase forty thousand (40,000) shares of the Company’s common stock at an exercise price of $1.79 per share (i.e. eighty-five percent (85%) of the closing price of the Company’s common stock as of August 3, 2012).  Such Options shall be exercisable for a period of five years.  The Option shall vest and be exercisable with regard to 25% of the total shares subject to the Option, at the end of each year following the Date of Grant, so that all shares subject to the Options will be fully vested on the fourth anniversary of the Date of Grant.

No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.      [REMOVED AND RESERVED]

ITEM 5.      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2012 and the audited balance sheet as of December 31, 2011, the condensed unaudited Statements of Operations for the three and six month periods ended June 30, 2012 and 2011, and the condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3.           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated By-Laws Adopted July 12, 2012 (2)
31.1	CEO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (3)
31.2	CFO certification pursuant to Section 302 of The Sarbanes – Oxley Act of 2002 (3)
32.1	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended S, 2011 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes. (3)

(1)	Previously filed on Form on Form 10 on April 27, 2010
(2)	Previously filed on Form 8-K on August 2, 2012
(3)	Filed herewith
(4)
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

Omnitek Engineering Corp.

Dated: August 9, 2012
By: Werner Funk
Its: Chief Executive Officer President and Secretary

Dated: August 9, 2012	/s/ Janice M. Quigley
By: Janice M. Quigley
Its: Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: August 9, 2012
By: Werner Funk, Director

Dated: August 9, 2012	/s/ Janice M. Quigley
Janice M. Quigley, Director