Form 10-Q
period 2012-09-30
Omnitek Engineering Corp
filed 2012-11-05
CIK 1404804

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No 

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No 

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☒

As of October 30, 2012, the Registrant had 19,749,582 shares of its no par value Common Stock outstanding.

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of September 30, 2012 and December 31, 2011	1
Statements of Operations for the three months ended September 30, 2012 and September 30, 2012, and for the nine months ended September 30, 2012 and September 30, 20120	2

Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010	3
Notes to the Financial Statements	4-8
Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures About Market Risk	13
Item 4 Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 5. Other Information	14
Item 6. Exhibits	14

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2012	2011
	(unaudited)
CURRENT ASSETS
Cash	$3,240,057	$31,196
Accounts receivable, net	218,065	13,506
Accounts receivable -related party	30,876	16,715
Inventory	912,384	1,020,117
Prepaid expense	10,628	2,512
Deposits	251,036	41,943

Total Current Assets	4,663,046	1,125,989

FIXED ASSETS, net	15,338	13,249

OTHER ASSETS
Long-term investments, net	1,211,845	-
Intellectual property, net	5,979	8,256

Total Other Assets	1,217,824	8,256

TOTAL ASSETS	$5,896,208	$1,147,494

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$70,411	$57,828
Accrued expenses - related parties	277,343	351,580
Accounts payable - related parties	25	2,568
Customer deposits	256,997	286,608

Total Current Liabilities	604,776	698,584

Total Liabilities	604,776	698,584

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,749,582 and 17,137,812 shares issued and outstanding,
respectively	8,196,061	2,659,299
Additional paid-in capital	4,840,228	4,213,313
Accumulated deficit	(7,744,857)	(6,423,702)

Total Stockholders' Equity	5,291,432	448,910

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,896,208	$1,147,494

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations
(unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

REVENUES	$562,367	$317,160	$1,249,267	$1,306,906
COST OF GOODS SOLD	281,633	168,637	631,694	654,005
GROSS MARGIN	280,734	148,523	617,573	652,901

OPERATING EXPENSES

General and administrative	353,438	265,999	1,789,028	775,088
Research and development expense	88,922	40,845	166,070	100,791
Depreciation and amortization expense	1,606	21,155	4,596	62,396

Total Operating Expenses	443,966	327,999	1,959,694	938,275

LOSS FROM OPERATIONS	(163,232)	(179,476)	(1,342,121)	(285,374)

OTHER INCOME (EXPENSE)

Interest expense	-	-	(490)	-
Interest income	21,082	1	22,256	2

Total Other Income (Expense)	21,082	1	21,766	2

LOSS BEFORE INCOME TAXES	(142,150)	(179,475)	(1,320,355)	(285,372)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(142,150)	$(179,475)	$(1,321,155)	$(286,172)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.07)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	19,749,582	17,055,203	18,872,509	16,290,048

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows
(unaudited)
	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(1,321,155)	$(286,172)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	4,596	62,396
Amortization of premium on long-term investments	16,378	-
Options and warrants granted	626,915	184,243
Changes in operating assets and liabilities:
Accounts receivable	(204,559)	(32,499)
Accounts receivable–related parties	(14,161)	(11,903)
Deposits	(209,093)	27,325
Prepaid expense	(8,116)	-
Inventory	107,733	(399)
Accounts payable and accrued expenses	12,583	(102,304)
Customer deposits	(29,611)	(57,992)
Accounts payable-related parties	(2,543)	(3,033)
Accrued expenses-related parties	(74,237)	(35,538)

Net Cash Used in Operating Activities	(1,095,270)	(255,876)

INVESTING ACTIVITIES
Purchase of long-term investments	(1,228,223)	-
Purchase of property and equipment	(4,408)	(15,471)

Net Cash Used in Investing Activities	(1,232,631)	(15,471)

FINANCING ACTIVITIES
Issuance of common stock for cash	5,536,762	150,000
Repayment of note payable	(40,000)	-
Exercise of warrants and options for cash	-	134,500
Proceeds of note payable	40,000	-

Net Cash Provided by Financing Activities	5,536,762	284,500

NET INCREASE IN CASH	3,208,861	13,153
CASH AT BEGINNING OF PERIOD	31,196	34,944

CASH AT END OF PERIOD	$3,240,057	$48,097

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$490	$-
Income taxes	$800	$800

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
September 30, 2012
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in San Marcos, California at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Raw materials	1,189,455	946,762
Finished goods	332,004	674,198
Peru (finished goods)	18,454	18,454
In transit	-	8,232
Allowance for obsolete inventory	(627,529)	(627,529)
Total	$912,384	$1,020,117

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $-0-, for the periods ended September 30, 2012 and December 31, 2011, respectively.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
September 30, 2012
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. As of September 30, 2012, 677,380 warrants and options were excluded from the Diluted EPS calculation as their effect is anti-dilutive.

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2012 and December 31, 2011 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

Held to Maturity Investments

During the nine months ended September 30, 2012, the Company purchased various corporate bonds. The Company intends to hold the bonds to maturity. Accordingly, the Company has recorded and is amortizing the premium on the bonds over the remaining life. As of September 30, 2012, the Company has amortized $16,378 of the premium leaving amortized cost basis remaining of $1,211,845.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
September 30, 2012
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

During the years ended December 31, 2007 through 2010, the Company a minority interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2011, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C., and a 5% interest in Omnitek Stationary, Inc.  As of September 30, 2012 and December 31, 2011, the Company was owed $30,876 and $16,715, respectively, by these related parties for the purchase of products.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of September 30, 2012 and December 31, 2011, the Company owed related parties for such expenses, goods and services in the amounts of $25 and $2,568, respectively.

Accrued Expenses – Related Parties

During the periods ended September 30, 2012 and December 31, 2011, related parties were due amounts for services performed for the Company.  As of September 30, 2012 and December 31, 2011 the related parties’ payables consisted of the following:

	September 30,	December 31,
	2012	2011
Amounts due to the president	$214,628	$271,253
Amounts due to other officers of the company	62,715	80,327
Total	$277,343	$351,580

NOTE 4 - NOTES PAYABLE

Line of Credit Payable

On February 15, 2012 the Company entered into a revolving line of credit agreement with a shareholder for $50,000 for an initial period of 6 months. During the six months ended September 30, 2012, the Company borrowed a total of $40,000, and accrued interest expense of $490. As of September 30, 2012 the Company has repaid all of the outstanding debt and now owes $-0- under the revolving line of credit. The Company granted 5,000 stock purchase warrants as consideration for the funding of the revolving line of credit resulting in an expense of $15,450.

NOTE 5 - STOCK OPTIONS AND WARRANTS

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the Plan”).   Under the plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of September 30, 2012 the Company has a total of 5,635,313 options and warrants issued under the plan.  During the nine months ended September 30, 2012 the Company issued an additional amount of 2,810,313 options and warrants.

During the nine months ended September 30, 2012 and 2011, the Company recognized expense of $626,915 and $126,534, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
September 30, 2012
(unaudited)

NOTE 5 - STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of the options and warrants granted at September 30, 2012 and December 31, 2011 and changes during the periods then ended is presented below:

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,820,000	$0.73	5,870,000	$0.52
Granted	2,815,313	3.29	-	-
Exercised	-	-	(1,177,983)	0.15
Expired or canceled	-	-	(1,872,017)	0.43
Outstanding at end of period	5,635,313	2.30	2,820,000	0.73
Exercisable	5,635,313	$2.30	2,820,000	$0.73

A summary of the status of the options and warrants outstanding at September 30, 2012 is presented below:

	Total Outstanding		Total Exercisable
		Average		Weighted
	Number	Remaining	Number	Average
Range	O/S	Life (Yrs)	Exercisable	Exercisable
$0.01 - 0.50	200,000	2.03	200,000	$0.38
$0.51 - 0.75	1,580,000	2.35	1,580,000	$0.63
$0.76 – 1.00	1,040,000	2.10	1,040,000	$0.94
$1.01 – 2.00	90,000	2.69	90,000	$0.99
$2.01 – 3.00	5,000	4.37	5,000	$2.68
$3.01 – 4.00	2,720,313	4.52	2,720,313	$3.88
$0.01 – 4.00	5,635,313	3.24	5,635,313	$2.24

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
September 30, 2012
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

NOTE 7 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management has reviewed all material events there are no material subsequent events to report.

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

A.           Results of Operations

For the three months ended September 30, 2012 and 2011

Revenues increased to $562,367 for the three months ended September 30, 2012 from $317,160 for the three months ended September 30, 2011, an increase of $245,207 or 77%.  We expect the sales for the remainder of 2012 to be on a par with or somewhat higher than 2011 while we complete additions to our product offerings.

Our cost of sales increased to $281,633 for the three months ended September 30, 2012 from $168,637 for the three months ended September 30, 2011, an increase of $112,996. Our gross margin was 50% for the three months ended September 30, 2012 compared to 47% in 2011.  We anticipate our gross margin to be between  40% to 45% for the remainder of the year.

Our operating expenses for the three months ended September 30, 2012 were $443,966 compared to $327,999 in 2011, an increase of $115,967 or 35%.  General and administrative expense for the three months ended September 30, 2012 was $353,438 as compared to $265,999 for the three months ended September 30, 2011.  The increase is due primarily to the non-cash option issued expense of $108,500 for the three months ended September 30, 2012 as compared to $57,709 for the three months ended September 30, 2011.  Major components of general and administrative expenses for the three months ended September 30, 2012 were professional fees of $19,431, rent expense of $33,375, and salary and wages of $78,056. This compares to professional fees of $40,492, rent expense of $31,298 and salaries and wages of $64,130 for the three months ended September 30, 2011.   In the three months ended September 30, 2012 professional fees were lower by approximately $21,061 due to reduction in legal expenses incurred. Research and development outlays were increased to $88,922 for the three months ended September 30, 2012 compared to $40,845 for the three months ended September 30, 2011 as work was done on a number of development projects.

Our net loss for the three months ended September 30, 2012 was $142,150, ($0.01 per share) compared to a net loss of $179,475 ($0.01 per share) for the three months ended September 30, 2011. The decreased loss was the result of fewer expenses in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Results for the three months ended September 30, 2012 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $108,500 and depreciation and amortization of $1,606. For the three month period a year earlier, non-cash expenses for the value of options and warrants granted were $114,791 and depreciation and amortization of $21,155.

For the nine months ended September 30, 2012 and 2011

Revenues decreased to $1,249,267 for the nine months ended September 30, 2012 from $1,306,906 for the nine months ended September 30, 2011, a decrease of $57,639 or 4%.  We expect our sales for the remainder of 2012 to be on a par with or slightly higher than 2011.

Our cost of sales decreased to $631,694 for the nine months ended September 30, 2012 from $654,005 for the nine months ended September 30, 2011, a decrease of $22,311. Our gross margin was 49% for the nine months ended September 30, 2012 compared to 50% in 2011.  We anticipate our margin to be between 42% and 45% for the remainder of the year.

Our operating expenses for the nine months ended September 30, 2012 were $1,959,694 compared to $938,275 in 2011, an increase of $1,021,419 or 109%.  General and administrative expense for the nine months ended September 30, 2012 was $1,789,028 as compared to $775,088 for the nine months ended September 30, 2011.  The increase is due primarily to the increase in expenses related to the private placement expenses of $413,306 and options issued of $626,915 for the nine months ended September 30, 2012 as compared to $-0- and $184,243, respectively, for the nine months ended September 30, 2011.  Major components of general and administrative expenses for the nine months ended September 30, 2012 were professional fees of $144,969, rent expense of $100,127, and salary and wages of $200,185. This compares to professional fees of $118,783, rent expense of $93,594 and salaries and wages of $166,606 for the nine months ended September 30, 2011.   In the nine months ended September 30, 2012 professional fees were higher by approximately $26,186 due to legal costs incurred in connection with the private placement which closed on April 9, 2012. Research and development outlays were increased to $166,070 for the nine months ended September 30, 2012 compared to $100,791 for the nine months ended September 30, 2012 reflecting additional development projects underway.

Our net loss for the nine months ended September 30, 2012 was $1,321,155 ($0.07 per share) compared to a net loss of $286,172 ($0.02 per share) for the nine months ended September 30, 2011. The increased loss was mainly the result of higher General and administrative expenses associated with the private placement in the nine months ended September 30, 2012.

Results for the nine months ended September 30, 2012 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $626,915 and depreciation and amortization of $20,974. For the nine month period a year earlier, non-cash expenses for the value of options and warrants granted were $184,243 and depreciation and amortization of $62,396.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for the proximate 12 months.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2012 and 2011

At September 30, 2012, our current liabilities totaled $604,776 and our current assets totaled $4,663,046 resulting in positive working capital of $4,058,270 and a current ratio of 8 to1.  During the nine months ended

September 30, 2012, we received $5,536,762 of cash from the issuance of common stock and $40,000 from the borrowing of funds. We repaid the $40,000 during the nine months. We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis and that our liquidity is sufficient for at least the next twelve months.

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

We have historically incurred significant losses which have resulted in a total accumulated deficit of $7,744,857 at September 30, 2012.

Operating Activities

We have realized a negative cash flow from operations of $1,095,270 for the nine months ended September 30, 2012 compared to a negative cash flow of $255,876 during the nine months ended September 30, 2011.

Included in the net loss of $1,321,155 for the nine months ended September 30, 2012 are one-time cash expenses of $413,305 for the private placement and non-cash expenses which are not a drain on our capital resources.  During the nine months ended September 30, 2012, these non-cash expenses include the value of options and warrants granted in the amount of $626,915 and depreciation and amortization of $20,974.  Excluding these non-cash amounts, our EBITDA for the nine months ended September 30, 2012 would have been a loss of $673,266.

Financing Activities

During the nine months ended September 30, 2012, we received proceeds of $5,536,762 of cash from a private placement offering and $40,000 from the borrowing of funds. We repaid the $40,000 during the nine months ended September 30, 2012.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2012, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

At September 30, 2012, the Company had net operating loss carry forwards of approximately $1,510,000 through 2032. No tax benefit has been reported in the September 30, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2012 and the audited balance sheet as of December 31, 2011, the unaudited Statements of Operations for the three months and six-month periods ended September 30, 2012 and 2011, the Consolidated Statements Stockholders’ Equity, and the unaudited Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2012 and 2011, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Omnitek Engineering Corp.

Dated: November 5, 2012
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: November 5, 2012	/s/ Janice M. Quigley
By: Janice M. Quigley
Its: Chief Financial Officer Principal Financial Officer