Form 10-K
period 2012-12-31
Omnitek Engineering Corp
filed 2013-03-18
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
___________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Commission File Number: 000-53955
___________________________________

OMNITEK ENGINEERING CORP.
 (Exact name of Registrant as specified in its charter)

California	33-0984450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1333 Keystone Way, Suite 101, Vista, California	92081
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 760-591-0089

1945 S. Rancho Santa Fe Road, San Marcos, California
(Former Address)

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

Large Accelerated Filer   ☐                                                                                   Accelerated Filer  ☐

 Non-Accelerated Filer  ☐                                                                          Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

Issuer’s revenues for its most recent fiscal year: $1,899,740

The aggregate market value of the voting and non-voting common equity on June 30, 2012 held by non-affiliates of the registrant based on the price last sold on such date was approximately $18,355,438.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 15, 2013, there were 19,749,582 shares of the registrant’s Common Stock outstanding.

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

PART I.

ITEM 1.                      BUSINESS.

General Development of Business

Omnitek Engineering, Corp., a California Corporation, began operations on October 10, 2001, and was a spin-off from Nology Engineering, Inc., a manufacturer in the automotive aftermarket parts industry and the developer/manufacturer of the patented “HotWires” spark plug wires.  We currently conduct our business activities at our offices at 1333 Keystone Way, Suite 101, Vista, California, 92081, which consists of approximately 25,000 square feet of industrial space.

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

Omnitek’s common stock is currently trading on the OTC Bulletin Board under the symbol OMTK.

Financial Information

The audited financial statements for the fiscal year ended December 31, 2012 are attached hereto as Item 8 in this annual report.

Business of Issuer

Omnitek is in the alternative fuels engines industry.  Omnitek Engineering Corp. develops and sells proprietary diesel-to-natural gas engine conversion systems and complementary products, including new natural gas engines.  Omnitek products are available for both stationary applications (generator sets) and the global truck and bus markets, including light commercial vehicles, minibuses, heavy-duty trucks and municipal buses.

As the price of crude oil remains high and the threat of global warming and air pollution remain a public concern, the search for cheaper cleaner burning alternative fuels has become more important.  Natural gas has emerged as an attractive option to address these challenges.  Readily available in many countries from indigenous sources, natural gas is relatively inexpensive and clean burning compared with gasoline or diesel.  Worldwide, on average compressed natural gas (“CNG”) is 40% - 70% less than the cost of diesel per similar unit volume.  The average CNG equivalent in the United States is currently priced approximately 50% less than its diesel counterpart. Omnitek has developed a system to convert any existing diesel engine to an engine that will operate on natural gas at a cost lower than that required to purchase a new natural gas engine.

With a service life of up to 20 years, thousands of diesel engines undergo routine engine overhauls every year. A viable option is to “overhaul/convert” into natural gas engines utilizing Omnitek’s diesel-to-natural gas conversion kits.  The cost to convert a diesel engine to operate on natural gas using our conversion kit is an additional $6,000 to $8,000 to the cost of a straight engine overhaul, depending on the size and power requirements of the engine. Around the world, more than 5,000 Omnitek diesel-to-natural gas engine conversion kits have been installed since 2001.

Omnitek can deliver complete new natural gas engines as well when local emission standards, or other conditions, require the use of a new engine.

(1)   Principal Products or Services.

Omnitek sells three main products at this time.

•	A conversion kit for converting rich-burn natural gas engines to lean-burn;
•	A conversion kit for converting diesel engines to run on natural gas; and
•	New complete natural gas engines.

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

Conversion Kits (Diesel-to-Natural Gas) - Omnitek offers a solution to convert any diesel engine to operate on natural gas.  This diesel-to-natural gas conversion kit is the primary product offered by Omnitek.  This product is packaged in kit form and is offered in two basic variations.  One is designed to work on engines with a turbocharger and the other is designed to work on engines without a turbocharger.  Both kits are made up of more than 20 individual components.

Subsequent to the period covered by this report, on January 22, 2013, the U.S. Environmental Protection Agency approved the Company’s diesel-to-natural gas conversion technology for the widely operated line of heavy-duty Navistar DT466E and DT530E engines under the specific and rigorous criteria related to the agency’s Outside Useful Life definition.

In addition to the Conversion Kits, Omnitek  sells the individual component replacement parts for the conversion kits.  The high-pressure natural gas filter is our top-selling replacement part.

The key to our technology is a patented device and an electronic control unit which senses engine parameters in real time and instantly adjusts to deliver the correct amount of fuel and the correct ignition timing.

Omnitek does not perform installation of the conversion kits directly, but rather trains dealers and sub-dealers around the world to perform the conversions using the Omnitek Conversion Kits.  It takes four to five days to train a dealer or sub-dealer to perform the conversion.   Approximately ten dealers and sub-dealers have received training to date.  Training sessions at the Company’s facilities cost approximately $500 each, training sessions in other domestic locations or Countries cost between $2,000 and $4,000 each.

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

New Natural Gas Engines - Under certain conditions it is not cost effective, or technologically feasible, to convert a diesel engine to operate on natural gas.  Also, there are times when local emission standards may dictate the use of highly sophisticated technology that cannot be easily retrofitted to an older engine. Under those conditions, Omnitek can deliver new purpose built natural gas engines.

Omnitek is an original equipment manufacturer for several major engine producers and engine parts manufacturers including: TEDOM Engine Co., TATA Motors of India and Deutz AG of Norcross Georgia, just to name a few.

(2)           Markets.

The Company has the ability to sell and deliver its products anywhere in the world through Omnitek distributors, engine manufacturers, system integrators, fleet operators, engine conversion companies and directly to its end-users.  The Company's conversion kits are currently being used to convert heavy-duty diesel engines to operate on natural gas and to date Omnitek has sold over 5,000 kits worldwide.  The Company’s sales in these markets are all prepaid purchase order driven sales, and, as such, there are no ongoing written agreements in place.  The Company's diesel-to-natural gas conversion technology has been successfully adapted to work with many different engine designs, and can meet both current and future emissions standards.

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

Additionally, within both of those two market groups above, we can further segregate the marketplace into the following categories:

1.	Countries that have to import diesel (crude oil) and natural gas; or,

2.	Countries that have to import diesel (crude oil), but have their own supply of natural gas.

The governments of many countries with natural gas supplies mandate that businesses and government vehicles convert to use their domestic fuel supply.  Probably the most widely known example of a mandate in the natural gas vehicle industry is the public bus system in Delhi, India, which is required to use compressed natural gas.  This has resulted in more than 10,000 compressed natural gas buses on Delhi's roads and has been credited with making significant improvements to Delhi's air quality.  The mandates in force in India are unusual, in the sense that they have been imposed by the Supreme Court of India, rather than as a result of Government policy.  The Supreme Court decision arose from civil suits brought in relation to the right of citizens to breathe clean air. (http://www.iangv.org/policy.html)

Some governments offer incentives to convert the fleets currently running on diesel.  In February 2006, the President of Peru made a declaration that affirmed relaxed financing laws to allow for easier access to conversion finance in relation to natural gas vehicles.    (http://www.ngvglobal.com/peruvian-policy-favors-ngvs-0207)

Omnitek has in the past focused primarily on countries not requiring compliance with emissions standards and secondarily on countries requiring compliance with emissions standards. The designing and development of our primary products for sale in these markets is complete and no further expenditures in this regard are expected. When a customer asks to have a conversion kit developed for a specific engine, we are compensated in advance.  Regular and ongoing updates to our conversion kits and the component parts are paid for through cash flow.

However, recent legislative enactments in the U.S. have led to a more favorable domestic regulatory environment which supports significant opportunities for our technology in the United States.

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

Subsequent to the period covered by this report, on January 22, 2013, the U.S. Environmental Protection Agency approved the Company’s diesel-to-natural gas conversion technology for the widely operated line of heavy-duty Navistar DT466E and DT530E engines under the specific and rigorous criteria related to the agency’s Outside Useful Life definition.

The Navistar DT466E and DT530E engines were produced in 130 different configurations from 1996 through 2003, representing an estimated addressable market of 1.5 million potential conversions.  Industry sources estimate the total number of heavy-duty diesel trucks in the U.S. exceeds eight million and the large majority of these trucks could benefit from Omnitek’s patented technology.

It is anticipated that Omnitek will develop two to four conversion kits for the US market every year, with the first two now available. Each new kit development and certification will cost approximately $125,000. The Omnitek technology has already been utilized outside the United States since 2001, with more than 5,000 engine conversions currently in operation.

Compressed natural gas provides significant advantages over diesel fuel, including reduced emissions, plentiful supplies and favorable economics. Industry observers believe that up to eight million heavy-duty vehicles in the U.S. could benefit from conversion to natural gas.  Replacing old diesel trucks with new natural gas-powered trucks is certainly an option, but it is much more expensive.

When contacted, we approach this issue of “converting or replacing” high-polluting diesel engines by offering two main options, which in large part is influenced by the level of technological capabilities within the country and financial feasibility.

The first option is focused on working with local companies in an effort to convert diesel engines to natural gas.  Alternatively, we can supply new dedicated natural gas engines as a second option.

To achieve the conversions, Omnitek supplies engineering support to rebuild the engines locally to our specifications.  This offers an economic benefit to the local economy by keeping the rebuild work in the community.  The engines are then equipped with our CNG fuel system, allowing for the engines to be tuned to meet most emission standards.

In the second scenario, Omnitek supplies a complete, low-polluting, alternative fuel engine in either a four or six cylinder configuration.  This may be the better option when the existing engines are based on old and outdated technology or when strict emissions standards are in place.

(3)           Distribution Methods of the Products or Services.

The Company currently has distributors in more than 12 countries which market and distribute its products.  The Company is continuously seeking additional global distribution partners to expand its distribution network.  The Company currently competes against other companies, both domestic and foreign, with greater resources, more established distribution channels and other competitive advantages, and the success of these competitors may harm our ability to generate revenues, please see the section entitled “Competition” at item 5 below and also the relevant Risk Factors below.

Representation Agreement.  From time to time, Omnitek enters into exclusive or non-exclusive representation agreements with its dealers, distributors or authorized diesel-to-natural gas engine conversion kit installation centers.

Most recently, and subsequent to the period covered by this report, we selected Nat Gas Solutions, based in Houston Texas, as a dealer and authorized installer of our diesel-to-natural gas conversion systems in that region.

Internet.  All of our product offerings are available online at our website, www.omnitekcorp.com, as well as information regarding new product introductions and company news.

(4)           Status of any publicly announced new product or service.

Subsequent to the period covered by this report, on January 22, 2013, Omnitek received EPA approval for its diesel-to- natural gas engine conversion kits.  Our domestic conversion ramp up will begin with the popular Navistar dt466e and dt530e engines.

On October 22, 2012, the Company announced the shipment of diesel-to-natural gas conversion kits to our Peruvian partnership-demonstration conversion program for buses in Mexico.

On September 18, 2012, the Company appointed a diesel-to-natural gas conversion dealer and installer for the New York region.

On August 29, 2012, a Peruvian transportation company acquired a position in the Company’s diesel-to-natural gas conversion center partnership – this joint venture is expected to accelerate expansion throughout Peru.

On June 25, 2012, the Company entered into an agreement with a national refuse collection company to convert diesel engines to natural gas

On January 19, 2012, the Company expanded its business with Tata motors. The Company’s high-pressure natural gas filter was selected as an OE component for passenger vehicles.

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

As of today, no direct competitors to Omnitek’s Diesel-to-Natural Gas Conversion Technology for heavy-duty engines have emerged.  Suppliers like Fuel Systems Solutions, Bosch and Keihin supply mainly original equipment engine manufacturers and do not offer systems to convert diesel engines.  Cummins only offers a new natural gas engine, not engine conversions.  The Company’s system can be programmed by the end user and can be used to convert gasoline or diesel engines to operate on natural gas.

There are numerous companies, such as BRC, Landirenzo, Tartarini, OMVL, Tomasetto, supplying natural gas components for use on gasoline cars and small trucks.  These technologies have been on the market for many years and millions of vehicles have been converted worldwide using these technologies.  However, this technology is not suitable for heavy-duty diesel engines, and is not in direct competition with Omnitek’s technology.  At this time Omnitek is not planning to compete in the small-engine market.

Competition pertaining to Dualfuel technology

The dual fuel technology, where natural gas is mixed with diesel and both fuels are used at the same time, offers low-money savings potential and is not considered a competing technology.

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

During the year ended December 31, 2012, four suppliers accounted for 29% of products purchased compared with the year ended December 31, 2011, where one supplier accounted for 20% of products purchased.

See Risk Factors Item “Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.”

(7)           Dependence on one or few major customers.

The Company believes that the diversity of the product line offered alleviates the dependence on any customer.  Through a widespread use of the Company's product line, the Company is striving to develop a wide base of customers.  During the year ended December 31, 2012, eight customers accounted for approximately 64% of sales compared with the year ended December 31, 2011, where seven customers accounted for approximately 65% of sales.

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

Although the Company intends to seek patent protection for its proprietary technology and products in the United States and in foreign countries, the patent positions of the Company’s products, are generally uncertain and involve complex legal and factual questions.  Consequently, the Company does not know whether any of the patent applications that it has and will consider filing will result in the issuance of any patents, or whether they will be circumvented or invalidated.  There can be no assurance that all United States patents that may pose a risk of infringement can or will be identified.  Additionally, the Company has not sought to identify foreign patent applications that might affect existing patent applications currently on file with the Unites States Patent and Trademark Office.  If the Company is unable to obtain licenses where it may have infringed on other patents, it could encounter delays in product market introductions while it attempts to design around such intellectual property rights, or could find that the development, manufacture or sale of products requiring such licenses could be prevented.  In addition, the Company could incur substantial costs in defending suits brought against it on such intellectual property rights or prosecuting suits, which the Company brings against other parties to protect its intellectual property rights.  Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of the Company.  See number 5 above, “Competitive business conditions and the Company’s competitive position in the industry and methods of competition.”

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

Other Agreements

As the build-out of the U.S. dealer network continues, the Company has entered into the following agreements:

Subsequent to the period covered by this report, on January 22, 2013, the Company announced the appointment of Nat Gas Solutions, based in Houston, Texas, as a dealer and authorized installer of its diesel-to-natural gas conversion systems in the region.

On September 18, 2012, the Company appointed a diesel-to-natural gas conversion dealer and installer for the New York region.

On June 25, 2012, the Company entered into an agreement with a national refuse collection company to convert diesel engines to natural gas

On January 19, 2012, the Company expanded its business with Tata motors – the Company’s high-pressure natural gas filter was selected as an OE component for passenger vehicles.

On February 24, 2011, Omnitek announced it had appointed PT Bayu Buana Energy as the master distributor for the Company’s products in Indonesia, with a particular focus on diesel-to-natural gas conversion kits for truck, bus and power generator applications.

On July 7, 2011, Omnitek announce it had appointed D. Rampersad & Company Limited as the master distributor and exclusive installation center for the Company’s diesel-to-natural gas conversion kits in Trinidad & Tobago.  The primary focus will be on the conversion of heavy-duty trucks and buses, as well as conversions of power generators in industrial zones.

On July 13, 2011, Omnitek announced it had appointed Seraph Energy, LLC as the exclusive marketing agent for the Company’s diesel-to-natural gas conversion kits in Pennsylvania.

On September 19, 2011, Omnitek appointed W.W. Engine & Supply, Inc. as an Authorized Omnitek Installation Center for the Company’s Technology and Products in Pennsylvania.

 (9)           Need of any governmental approval of principal products or services.

The Company's products are presently sold to commercial users.  The Company’s technology as applied in the United States is subject to approval from the U.S. EPA as well as state agencies such as the California Air Resources Board (“CARB”).  At this time, the EPA has approved the Company’s diesel-to-natural gas conversion technology for the widely operated line of heavy-duty Navistar DT466E and DT530E engines under the agency’s Outside Useful Life definition. As such, the Company currently does limited business in the United States.   It is the intent of the Company to seek approval of any and all products with the appropriate governmental agencies if and when the costs justify the benefits which the Company will incur from such approval.

In 2011, the EPA announced new regulations applicable to certifying and converting diesel and gasoline engines to operate on natural gas.  This was a milestone for the alternative fuel industry and a significant advancement in lessening dependence on foreign oil.  This EPA amendment will enable our Company to certify diesel-to-natural gas engine conversion kits for the U.S. market.

It is anticipated that Omnitek will develop two to four conversion kits for the U.S. market every year, with the first two now available.  Each kit development and certification will cost up to $125,000.

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

(11)           Research and Development.

Research and development expenditures for the last two fiscal years, 2012 and 2011, were $285,745 and $143,304 respectively, and were comprised of certain equipment, parts and the cost of personnel in the development of products and services.

In some cases, a foreign customer will send an engine to our location in California and pay to have a conversion kit developed for this specific engine and/or application.  In this case, we require an up-front payment from the customer of at least 50% of the development cost.

As was stated above, it is anticipated that Omnitek will develop 2 to 4 conversion kits for the U.S. market every year, with the first two becoming available subsequent to the period covered by this report in 2013.  Each kit development and certification will cost up to $125,000.

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

As of the date of this report, the Company employs a total of 14 persons all of which are full-time employees.  These full-time employees include, Werner Funk and Janice Quigley who are also officers and directors of the Company.  We believe we have a good working relationship with our employees, who are not represented by a collective bargaining organization, and there exist no organized labor agreements or union agreements between the Company and any employees.

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

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

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

Business, political and economic factors may affect our operations, the manner in which we conduct our business and our rate of growth.

          The U.S. economy has deteriorated significantly over the last two years. If economic conditions and unemployment rates continue to deteriorate or do not improve, our target consumer base may be disproportionately affected. In addition, a large proportion of our target customers work in industries that may be disproportionately affected by a downturn in the U.S. economy. Stagnant economic growth and high unemployment are likely to negatively affect our customers' ability to purchase our goods.  The resulting impact of such economic conditions on our customers and on consumer spending could have a material adverse effect on demand for our products and on our business, financial condition and operating results.

Our performance is influenced by a variety of economic, social, political factors

Our performance is influenced by a variety of economic, social, and political factors. Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect consumer spending on our products and adversely affect the demand for our products. Economic conditions also affect governmental political and budgetary policies. As a result, economic conditions can have an effect on the sale of our products to our customers.

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

Approximately eight customers accounted for 64% of revenue for the year ended December 31, 2012, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability

These customers are free to purchase conversion kits and new natural gas engines from our competitors who may have more established distribution channels and other competitive advantages, such as price.  In addition, our customers’ need for our conversion kits and new natural gas engines depends on the worldwide and regional fuel prices, and the various governmental regulations. If any of the latter factors change significantly, our customers’ demand for our products might decline substantially.

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
•    a key supplier’s, or sub-supplier’s, inability to access credit necessary to operate its business; or
•    failure of a key supplier to remain in business.

Risk of technological obsolescence and competition

The Company operates in an ever-evolving field.  Developments are expected to continue at a rapid pace in the industry in general.  Competition from other large companies, joint ventures, research and academic institutions and others is intense and expected to increase.  Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than the Company, and many have substantially greater experience in conducting testing, manufacturing and marketing of products.  These entities represent significant long-term competition for the Company.  There can be no assurance that developments by others will not render the Company's technologies and future products obsolete or noncompetitive.  In addition, the Company's competitors might succeed in developing or purchasing technologies and products that are more effective than those that are being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive.  See “Business – Competition.”

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release 33-8889 on February 1, 2008 we will be required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the year ending December 31, 2012.  Furthermore, in the following year, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.  We have not yet completed any assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

ITEM 2.                      PROPERTIES

The Company owns no real property and currently has a lease for its principal executive offices and related engineering and assembly facilities located in approximately 25,000 square feet of space at 1333 Keystone Way, Suite 101, Vista, California 92081.  We are currently on a five year lease with our landlord.  We were located in a different facility for the fiscal year ended 2012 under which we paid $133,577 in rent during the fiscal year ended December 31, 2012.  The new space  should be adequate for our needs for the next few years, however as the Company enters the U.S. market, there is the possibility we will need to expand our facilities again.

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

PART II.

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on OTCQB under the symbol “OMTK”  The CUSIP number for the Issuer’s common stock is 68215W 10 7.  The following table sets forth, in U.S. dollars the high and low sale prices for each of the calendar quarters indicated, as reported by the OTCBB.  The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	Company Common Stock Prices
	High	Low
2012
Quarter ended December 31	$1.93	$1.02
Quarter ended September 30	3.12	1.60
Quarter ended June 30	4.39	1.79
Quarter ended March 31	6.55	1.84

2011
Quarter ended December 31	$2.44	$1.70
Quarter ended September 30	3.00	1.75
Quarter ended June 30	4.75	0.45
Quarter ended March 31	0.52	0.11

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

The market price of the Company’s common stock will likely fluctuate significantly in response to the following factors, some of which are beyond the Company’s control: variations in its quarterly operating results; changes in financial estimates of its revenues and operating results by securities analysts; changes in market valuations of similar companies; announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; future sales of its common stock; stock market price and volume fluctuations attributable to inconsistent trading volume levels of its stock; commencement of, or involvement in, litigation.

On March 18, 2013, the last bid and ask of our common stock as reported on the OTCBB was $2.20 and $2.24, respectively.

Holders

There were approximately 42 holders of record of the Company's Common Stock as of March 15, 2013.

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

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2012 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	6,085,313	$2.27	3,914,687
Equity compensation plans not approved by stockholders	0	0	0
Total	6,085,313	$2.27	3,914,687

On September 1, 2006, the Board of Directors adopted the Omnitek Engineering Corp. 2006 Long-term Incentive Plan (the “2006 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance by the company to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to the Company.  The 2006 Plan is administered by a committee comprised of the Board of Directors of the Company or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.  On November 30, 2007, the Board of Directors authorized the increase of shares available under the 2006 Plan to 10,000,000 post-split adjusted shares.

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2012.

Recent Sales of Unregistered Securities

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

Pursuant to the terms of the Engagement Agreement, the Company also issued to the Placement Agent at the Closing Date warrants to purchase 78,067 shares of common stock of the Company, which is equal to 3% of the aggregate number of shares sold to Investors, which shall have the same terms, including exercise price and registration rights, as the Investor Warrants issued in the private placement. We also paid a cash placement fee of $413,305, which is equal to 7% of the aggregate purchase price paid by Investors that were sold in the private placement.

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

A.           Results of Operations

For the twelve months ended December 31, 2012 and 2011

Revenues increased to $1,899,740 in 2012 from $1,546,723 in 2011, an increase of $353,017 or 23%.

Our cost of sales increased to $971,927 in 2012 from $793,293 in 2011, an increase of $178,634. Our gross margin was 49% in 2012 compared to 49% in 2011. We expect that our gross margin will continue to range between 45% to 49% until our operations grow sufficiently to allow us to negotiate better pricing for our components.

Our operating expenses for 2012 were $2,333,924 compared to $1,194,042 in 2011, an increase of $1,139,882, or 95%.  General and administrative expense for 2012 was $2,041,447 as compared to $980,228 in 2011. The increase is due primarily to the increase in expense related to stock options issued for services of $653,856 in 2012 as compared to $208,706 in 2011 and stock offering expense of $416,441 related to the stock offering.  Major components of general and administrative expenses during 2012 were professional fees of $203,734, rent expense of $135,577, and salary and wages of $287,136. This compares to professional fees of $96,965, rent expense of $124,892 and salaries and wages of $227,088 during 2011.   In 2012, professional fees were higher by approximately $106,769 due to legal, accounting and investor relations expenses incurred in connection with the stock offering. Research and development outlays were increased to $285,745 in 2012 compared to $143,304 in 2011.

Our net loss for the twelve months ended December 31, 2012 was $1,371,453, compared to a net loss of $441,555 in 2011. The increased loss was the result of higher professional fee and stock offering expenses in related to the private placement.

Results for the twelve months reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $653,856 and depreciation and amortization of $6,369. For the twelve month period a year earlier, non-cash expenses for the value of options and warrants granted were $208,706 and depreciation and amortization of $70,484.

Sales in 2012 were aided by a number of research and development projects that should continue into 2013.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for the proximate 12 months.

Liquidity and Capital Resources

Overview

For the twelve months ended December 31, 2012 and 2011

At December 31, 2012, our current liabilities totaled $765,932 and our current assets totaled $4,812,558, resulting in positive working capital of $4,046,626 and a current ratio of 6.28.  During the twelve months ended December 31, 2012, we received $5,536,762 of cash from a private placement offering.  We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis and that our liquidity is sufficient for at least the next twelve months.

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

We have historically incurred significant losses which have resulted in a total accumulated deficit of $7,795,155 at December 31, 2012.

Operating Activities

We have realized a negative cash flow from operations of $1,142,331 for the twelve months ended December 31, 2012 compared to a negative cash flow of $272,777 during the twelve months ended December 31, 2011.

Included in the net loss of $1,371,453 for the twelve months ended December 31, 2012 are non-cash expenses which are not a drain on our capital resources.  During 2012, the expenses include the value of options and warrants granted in the amount of $653,856 and depreciation and amortization of $32,922.  Excluding these non-cash amounts, our EBITDA for the twelve months ended December 31, 2012 would have been a loss of $684,675.

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

At December 31, 2012, the Company had net operating loss carry forwards of approximately $2,900,715 through 2032.  No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

OMNITEK ENGINEERING CORP.

FINANCIAL STATEMENTS

December 31, 2012 and 2011

C O N T E N T S

SADLER, GIBB &ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Omnitek Engineering Corporation

We have audited the accompanying balance sheets of Omnitek Engineering Corporation as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Omnitek Engineering Corporation as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 18, 2013

OMNITEK ENGINEERING CORP.
Balance Sheets

ASSETS

	December 31	December 31,
	2012	2011

CURRENT ASSETS
Cash	$3,192,761	$31,196
Accounts receivable, net	120,547	13,506
Accounts receivable -related party	26,455	16,715
Inventory	1,133,595	1,020,117
Prepaid expense	7,440	2,512
Deposits	331,760	41,943

Total Current Assets	4,812,558	1,125,989

PROPERTY AND EQUIPMENT, net	14,560	13,249

OTHER ASSETS
Long-term investments, net	1,201,671	-
Intellectual property, net	5,218	8,256

Total Other Assets	1,206,889	8,256

TOTAL ASSETS	$6,034,007	$1,147,494

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$317,106	$57,828
Accrued compensation-related parties	264,717	351,580
Accounts payable - related parties	-	2,568
Customer deposits	184,109	286,608

Total Current Liabilities	765,932	698,584

Total Liabilities	765,932	698,584

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,749,590 and 17,137,812 shares issued and outstanding,
respectively	8,196,061	2,659,299
Additional paid-in capital	4,867,169	4,213,313
Accumulated deficit	(7,795,155)	(6,423,702)

Total Stockholders' Equity	5,268,075	448,910

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,034,007	$1,147,494

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2012	2011

REVENUES	$1,899,740	$1,546,723
COST OF GOODS SOLD	971,927	793,293
GROSS MARGIN	927,813	753,430

OPERATING EXPENSES

General and administrative	2,041,447	980,228
Bad debt expense	363	26
Research and development expense	285,745	143,304
Depreciation and amortization expense	6,369	70,484

Total Operating Expenses	2,333,924	1,194,042

LOSS FROM OPERATIONS	(1,406,111)	(440,612)

OTHER INCOME (EXPENSE)

Interest expense	(490)	(145)
Interest income	35,948	2

Total Other Income (Expense)	35,458	(143)

LOSS BEFORE INCOME TAXES	(1,370,653)	(440,755)
INCOME TAX EXPENSE	800	800

NET LOSS	$(1,371,453)	$(441,555)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	19,092,975	16,503,731

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2010	15,659,829	$2,374,799	$4,004,607	$(5,982,147)	$397,259

Value of options and warrants
issued for services	-	-	208,706	-	208,706

Common stock issued for cash	300,000	150,000	-	-	150,000

Exercise of warrants and options for cash	800,000	134,500	-	-	134,500

Exercise of warrants for services	377,983	-	-	-	-

Net loss for the year ended
December 31, 2011	-	-	-	(441,555)	(441,555)

Balance, December 31, 2011	17,137,812	2,659,299	4,213,313	(6,423,702)	448,910

Common stock issued as
collateral for note payable	100,000	-	-	-	-

Common stock issued for cash	2,611,770	5,536,762			5,536,762

Common stock cancelled as
collateral for note payable	(100,000)	-	-	-	-

Value of options and warrants
issued for services	-	-	653,856		653,856

Net loss for the year ended
December 31, 2012	-	-	-	(1,371,453)	(1,371,453)

Balance, December 31, 2012	19,749,582	$8,196,061	$4,867,169	$(7,795,155)	$5,268,075

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31
	2012	2011
OPERATING ACTIVITIES
Net loss	$(1,371,453)	$(441,555)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	6,369	70,484
Amortization of premium on long-term investments	26,552	-
Allowance for bad debt	5,000	-
Options and warrants granted	653,856	208,706
Changes in operating assets and liabilities:
Accounts receivable	(112,041)	14,611
Accounts receivable–related parties	(9,740)	(16,715)
Deposits	(289,817)	31,469
Prepaid expense	(4,928)	(2,512)
Inventory	(113,478)	34,930
Accounts payable and accrued expenses	259,279	(79,108)
Customer deposits	(102,499)	(47,279)
Accounts payable-related parties	(2,568)	(1,500)
Accrued compensation-related parties	(86,863)	(44,308)

Net Cash Used in Operating Activities	(1,142,331)	(272,777)

INVESTING ACTIVITIES
Purchase of long-term investments	(1,228,223)	-
Purchase of property and equipment	(4,643)	(15,471)

Net Cash Used in Investing Activities	(1,232,866)	(15,471)

FINANCING ACTIVITIES
Issuance of common stock for cash	5,536,762	150,000
Repayment of note payable	(40,000)	-
Exercise of warrants and options for cash	-	134,500
Proceeds of note payable	40,000	-
Net Cash Provided by Financing Activities	5,536,762	284,500

NET INCREASE (DECREASE) IN CASH	3,161,565	(3,748)
CASH AT BEGINNING OF YEAR	31,196	34,944

CASH AT END OF YEAR	$3,192,761	$31,196

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$490	$145
Income taxes	$800	$800

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 1- ORGANIZATION AND BUSINESS ACTIVITY

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

c.       Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.   Allowance for doubtful accounts for the years ended December 31, 2012 and 2011 was $15,000 and $10,000, respectively.

d.       Reclassification

Certain balances in the 2011 financial statements have been reclassified to be consistent with the 2012 presentation.

e.       Basic and Diluted Loss Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,169,855 and 2,339,081 stock options and warrants that would have been included in the fully diluted earnings per share as of December 31, 2012 and 2011, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.       Basic and Diluted Loss Per Share (Continued)

	December 31,	December 31,
	2012	2011
Numerator - loss	$(1,371,453)	$(441,555)
Denominator - weighted average number of shares outstanding	19,092,975	16,503,731
Basic and diluted loss per share	$(0.07)	$(0.03)

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

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2012 and 2011

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

j.       Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the year ended December 31, 2011 and 2010, the Company expensed $28,672 and $36,118, respectively.

k.       Revenue Recognition

The Company recognizes revenue from the sale of new engines for use with compressed natural gas and engine components to convert existing engines to compressed natural gas use.  Revenue is recognized upon shipment of the products, and when collection is reasonably assured.

l.       Concentration of Risks

Customers

During the year ended December 31, 2012, eight customers accounted for approximately 64% of sales.
For the year ended December 31, 2011, seven customers accounted for approximately 65% of sales.

Suppliers

During the year ended December 31, 2012, four suppliers accounted for 29% of products purchased.
During the year ended December 31, 2011, one supplier accounted for 20% of products purchased.

m.       Long – Lived Assets

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances would indicate that there may be an impairment.  The Company compares the estimated undiscounted future cash flows to the carrying value of the long lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, the Company will recognize the impairment immediately. No impairment expense was recognized as of December 31, 2012.

n.       Research and Development

The Company expenses the costs of researching and developing its products during the period incurred. During the years ended December 31, 2012 and 2011, the Company incurred research and development expenses of $285,745 and $143,304, respectively.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o. Liquidity

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2012, the Company had an accumulated deficit of $7,795,155 and total stockholders’ equity of $5,268,075.  At December 31, 2012, the Company had current assets of $4,812,558 including cash and cash equivalents of $3,192,761, and current liabilities of $765,932, resulting in working capital of $4,046,626. For 2012, the Company reported a net loss of $1,371,453 and net cash used by operating activities of $1,142,331. Management believes that based on its operating plan, the projected sales for 2013, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to continue profitable operations and obtain positive operating cash flows, it may require additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

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

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in San Marcos, California at December 31, 2012 and 2011 consisted of the following:

	December 31,	December 31,
Location : San Marco, CA	2012	2011
Raw materials	$806,700	$946,762
Finished goods	684,273	674,198
Peru (finished goods)	-	18,454
In transit	270,151	8,232
Allowance for obsolete inventory	(627,529)	(627,529)
Total	$1,133,595	$1,020,117

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $-0-, for the years ended December 31, 2012 and 2011, respectively.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2012 and 2011 consisted of the following:

	December 31,	December 31,
	2012	2011
Research and development equipment	$-	$41,159
Tooling equipment	5,300	27,753
Manufacturing Equipment	14,814	10,171
Computer equipment	-	2,721
Less: accumulated depreciation	(5,554)	(68,555)
Total	$14,560	$13,249

Depreciation expense for the years ended December 31, 2012 and 2011 was $3,250 and $2,221, respectively.

NOTE 5 - INTELLECTUAL PROPERTY

The Company’s patents and trademarks at December 31, 2012 and 2011 were as follows:

	December 31,	December 31,
	2012	2011
Patents	$42,295	$42,295
Trademarks	1,920	1,920
Intellectual property and customer list	474,000	474,000
Less: accumulated amortization	(517,997)	(509,959)
Total	$5,218	$8,256

Amortization expense for the years ended December 31, 2012 and 2011 was $3,119 and $68,263, respectively.

NOTE 6 - CUSTOMER DEPOSITS

The Company may require a customer deposit from domestic and international customers.  As of December 31, 2012 and 2011 the Company had customer deposits of $184,109 and $286,608, respectively.

NOTE 7 - PURCHASE COMMITMENTS

As of December 31, 2012 and 2011, the Company had outstanding purchase commitments for inventory totaling $787,419 and $166,166, respectively. Of these amounts, the Company had made prepayments of $331,760 as of December 31, 2012 and $41,943 as of December 31, 2011 and had commitments for future cash outlays for inventory totaling $455,659 and $124,223, respectively.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

During the years ended December 31, 2007 through 2010, the Company held a minority interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2011, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C., and a 5% interest in Omnitek Stationary, Inc.  As of December 31, 2012 and 2011, the Company was owed $26,455 and $16,715 respectively, by related parties for the purchase of products.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of December 31, 2012 and 2011, the Company owed related parties for such expenses, goods and services in the amounts of $-0- and $2,568, respectively.

Accrued Compensation – Related Parties

During the year ended December 31, 2012 and 2011, related parties were due amounts for services performed for the Company.  As of December 31, 2012 and 2011 the related parties’ payables consisted of the following:

	December 31,	December 31,
	2012	2011
Amounts due to the president	$197,398	$271,253
Amounts due to other officers of the company	67,319	80,327
Total	$264,717	$351,580

NOTE 9 - NOTE PAYABLE

Line of Credit Payable

On February 15, 2012 the Company entered into a revolving line of credit agreement with a shareholder for $50,000 for an initial period of 6 months. During the year ended December 31, 2012, the Company borrowed a total of $40,000, and accrued interest expense of $490. As of December 31, 2012 the Company has repaid all of the outstanding debt and now owes $-0- under the revolving line of credit. As stipulated by the note the 100,000 shares of common stock were issued in the Lender’s name.  The note was repaid in full during the year ended December 31, 2012 and the shares were cancelled. The Company granted 5,000 stock purchase warrants as consideration for the funding of the revolving line of credit resulting in an expense of $15,428.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

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

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Common Stock (Continued)

On February 2, 2012, the Company issued 9,525 shares of its common stock in consideration of the capital contribution of $20,000.

On February 13, 2012, the Company issued 100,000 shares of its common stock as collateral for cash advances received from a note lender. The note was repaid in full during the year ended December 31, 2012 and the shares were cancelled.

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

Options and Warrants

During the years ended December 31, 2012 and 2011, respectively, the Company granted 2,725,313 and -0- warrants for services and capital contributions, respectively.  During the years ended December 31, 2012 and 2011, respectively, the Company recognized expense of $517,550 and $12,997 related to warrants that vested, respectively.

During the year ended December 31, 2011, the Company granted 700,000 previously expired options to a consultant. The fair value of the options granted was estimated on the date granted using the Black-Scholes pricing model, with the following assumptions used for the valuation: risk-free interest rate of 0.97%, expected dividend yield of zero, expected lives of one and one half years and expected volatility of 196.7%.

In connection with the Private Placement, the Company issued to the Placement Agents five-year warrants to purchase an aggregate of 78,067 shares of common stock, at an exercise price of $3.88 per share, subject to adjustment in certain circumstances (the “Placement Agent Warrants”).  The Company also issued to two consultants, five-year warrants to purchase an aggregate of 40,000 shares of common stock, at an exercise price of $3.88 per share. The Company further granted 5,000 stock purchase warrants as consideration to a note lender for the funding of the revolving line of credit. The Company recognized $517,550 of compensation expense for the warrants issued.

During the years ended December 31, 2012 and 2011, the Company granted 540,000 and -0- options for services, respectively.  During the years ended December 31, 2012 and 2011, respectively, the Company recognized expense of $136,306 and $195,709 related to options that vested during the years, respectively.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the Plan”).   Under the plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of December 31, 2012 the Company has a total of 3,160,000 options issued under the plan.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Options and Warrants (Continued)

A summary of the status of the options and warrants granted at December 31, 2012 and 2011, and changes during the years then ended is presented below:
	December 31,		December 31,
	2012		2011
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,820,000	$0.73	5,870,000	$0.52
Granted	3,265,313	3.64	-	-
Exercised	-	-	(1,177,983)	0.15
Expired or cancelled	-	-	(1,872,017)	0.43
Outstanding at end of year	6,085,313	2.29	2,820,000	0.73
Exercisable	5,612,813	$2.09	2,820,000	$0.73

A summary of the status of the options and warrants outstanding at December 31, 2012 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-0.50	200,000	1.78 years	200,000	$0.38
$0.51-0.75	1,580,000	1.85 years	1,580,000	0.63
$0.76-1.00	1,040,000	1.85 years	1,040,000	0.94
$1.01-2.00	90,000	5.48 years	50,000	1.79
$2.01-3.00	455,000	6.81 years	22,500	2.59
$3.01-4.00	2,720,313	4.27 years	2,720,313	3.88

$0.01-1.00	6,085,313	3.35 years	5,612,813	$2.27

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2012 and 2011 consists of the following:

	December 31,	December 31,
	2012	2011
Federal
Current	$-	$-
Deferred	-	-
State
Current	800	800
Deferred	-	-
	$800	$800

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:
	December 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryover	$2,900,715	$815,946
Depreciation	(94,454)	(91,970)
Research and development carry forward	136,465	136,465
Related party accruals	130,538	131,540
Inventory reserve	249,299	249,299
Allowance for doubtful accounts	33,605	33,605
Accrued compensation	47,090	80,967
Deferred tax liabilities:
Valuation allowance	(3,403,258)	(1,355,852)
Net deferred tax asset	$-	$-

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2012 and 2011

NOTE 11 – INCOME TAXES (Continued)

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2012 and 2011 due to the following:

	December 31,	December 31,
	2012	2011
Book loss	$(534,867)	$(172,206)
Meals and entertainment	634	476
State tax deduction	312	312
Related party expense	(1,002)	17,865
Stock/Options for services	255,004	81,395
Depreciation	(2,484)	21,111
Accrued compensation	(33,877)	-
Inventory reserve	-	-
Research and development	(2,484)	-
Net operating loss carryover	318,764	51,047
Income Tax Expense	$-	$-

At December 31, 2012, the Company had net operating loss carry forwards of approximately $2,900,715 through 2032.  No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 12 – SUBSEQUENT EVENTS

On January 10, 2013, the Company entered into an operating lease for its operating facilities in California. Future payment obligations under the terms of the operating lease are as follows:

2013	$139,568
2014	143,759
2015	148,071
2016	152,515
2017	157,080

Total	$740,993

Management has evaluated subsequent events and has determined there are no additional material subsequent events to report.

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2012, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting were effective as of the end of the period covered by this report.

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

ITEM 9B.                                  OTHER INFORMATION.

None.
PART III.

ITEM 10.                                   DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director

Werner Funk	54	President, CEO, Secretary and Director	One Year	May 2001 to Present

Janice M. Quigley	65	Chief Financial Officer and Director	One Year	August 2003 to Present

George G. Chachas	50	Director	One Year	August 2012 to Present

Gary S. Maier	59	Director	One Year	August 2012 to Present

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

George G. Chachas – Mr. Chachas was appointed as a Director of the Company on August 3, 2012, and is the principal of Chachas Law Group with experience in the area of corporate law, securities, and mergers and acquisitions.  Prior to establishing Chachas Law Group in 2006, Mr. Chachas was a partner of Wenthur & Chachas, LLP from 1993 through 2005.  Mr. Chachas received a J.D. from California Western School of Law in 1987, and also holds a B.A. (Economics) from San Diego State University in 1985.  Mr. Chachas was admitted to the California Bar in 1987, the District of Columbia Bar in 1989 and the State Bar of Colorado in 1994.

Gary S. Maier - Mr. Maier was appointed as a Director of the Company on August 3, 2012, and is an investor relations veteran with more than 25 years of industry experience.  Prior to establishing Maier & Company, Inc. in 2003, he was a principal of another Los Angeles-based investor relations firm.  He has counseled diverse clients ranging in size from multi-billion dollar organizations to emerging growth public and private companies across the country.  His career includes positions with an international public relations firm and a proxy solicitation firm offering investor relations services, both based in New York, as well as a Chicago-based financial relations agency. He is a long-time member of the National Investor Relations Institute.  His experience also includes local and national political campaigns – including serving as the Illinois deputy press secretary for Walter Mondale’s 1984 presidential campaign. Maier served as a board member for 18 years, including a term as president, of Veterans Park Conservancy, a non-profit community public/private partnership dedicated to the enhancement and preservation of four hundred acres of federal land to honor our nation’s veterans.  He served for several years on the board of Southern California’s Colony Theater Company. Maier holds bachelor and master of philosophy degrees from Ohio University and completed course work toward a Ph.D. in philosophy at DePaul University.  He served on the adjunct faculties of DePaul and LoyolaUniversity in Chicago and is a graduate of New York University’s Graduate School of Business Administration’s Careers in Business program.

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by the Company and representations from certain reporting persons, the Company believes that for the fiscal year ended December 31, 2012, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

Code of Ethics

On August 3, 2012, the Company in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer that is reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationship;
•	Full, fair, accurate, timely and understandable disclosure in SEC reports and in other public communications;

•	Compliance with applicable governmental laws, rules and regulations;
•	Prompt internal reporting of violations of the code of ethics to appropriate person or persons identified in the code of ethics; and

•	Accountability for adherence to the code of ethics.

The description of the Code of Ethics contained in this report is qualified in its entirety by reference to the full text of the Code of Ethics filed as Exhibit 14.01 to that certain Current Report on Form 8-K filed August 7, 2012.  The Code of Ethics shall be available on the Company's website at www.omnitekcorp.com

Audit Committee and Audit Committee Financial Expert

Our board of directors is comprised of four directors, two of which are outside independent directors, and as of the date hereof we have not established an audit committee. Accordingly, our board of directors presently performs the functions that would customarily be undertaken by an audit committee.

ITEM 11.                                      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2012 and 2011 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compen-sation	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)
Werner Funk	2012	$107,692		$18,556		$73,856	$200,104
Chairman, President,	2011	$100,000				$38,192	$138,192
CEO and Secretary

Janice M. Quigley	2012	$60,312		$4,359		$13,007	$77,678
Director and CFO	2011	$57,027				$6,115	$63,142
(1)  These amounts represent previously accrued unpaid salary owed from prior fiscal years.

Narrative Disclosure to Summary Compensation Table

On July 26, 2012, the Company entered into an Employment Agreement with, and to continue the employment of, Werner Funk, the President and CEO of the Company.  The term of Employment Agreement shall begin on November 1, 2012, (the “Effective Date”) following the expiration of the current employment agreement on October 31, 2012 and shall continue for a period of five years until October 31, 2017, unless terminated earlier pursuant to other provisions of the Agreement. During the Employment Period, the Company agrees to pay Mr. Funk a Base Salary as follows:

November 1, 2012 through October 31, 2013 ……… $150,000 per year;
November 1, 2013 through October 31, 2014 ……… $175,000 per year;
November 1, 2014 through October 31, 2015 ……… $200,000 per year;
November 1, 2015 through October 31, 2016 ……… $225,000 per year; and
November 1, 2016 through October 31, 2017 ……… $250,000 per year.

In addition, the Company shall grant Mr. Funk a Stock Option pursuant to the 2011 Long-Term Incentive Plan, to purchase 400,000 shares of common stock, at an exercise price of $2.56 per share representing 110% of the average of the closing price of the common stock as reported on the OTCBB for the prior 30 day period.  One-sixtieth (1/60) of the total number of shares subject to the Options shall vest and become exercisable at the end of each month following the Effective Date on the same day of each month as the Effective Date, so that all shares subject to the Options will be fully vested on the fourth anniversary of the Effective Date.  The Options will be exercisable for a period of seven years from the Effective Date.

On July 26, 2012, the Company also entered into an Employment Agreement with, and to continue the employment of, Janice M. Quigley, the Vice President and Chief Financial Officer of the Company.  The term of Employment Agreement shall begin on November 1, 2012, (the “Effective Date”) following the expiration of the current employment agreement on October 31, 2012 and shall continue for a period of two years until October 31, 2014, unless terminated earlier pursuant to other provisions of the Agreement. During the Employment Period, the Company agrees to pay Mrs. Quigley a Base Salary of $60,000 per year.

In addition, the Company shall grant Mrs. Quigley a Stock Option pursuant to the 2011 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $2.56 per share representing 110% of the average of the closing price of the common stock as reported on the OTCBB for the prior 30 day period.  One-twenty-fourth (1/24) of the total number of shares subject to the Options shall vest and become exercisable at the end of each month following the Effective Date on the same day of each month as the Effective Date, so that all shares subject to the Options will be fully vested on the second anniversary of the Effective Date.  The Options will be exercisable for a period of seven years from the Effective Date.

Copies of Mr. Funk and Mrs. Quigley’s Employment Agreements were filed as Exhibit 10.01 and 10.02 on Form 8-K dated August 1, 2012.  The foregoing descriptions of the Employment Agreements are qualified in its entirety by reference to the full text of such agreements.

No Named Executive Officer exercised any options or SARs during the last completed fiscal year or owned any unexercised options or SARs at the end of the fiscal year.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers acts or will act on behalf of or at the direction of any other person.

Compensation of Directors

There was no compensation paid to any director who was a Named Executive Officer during the year ended December 31, 2012.   The two outside independent directors received each, a non-qualified stock option grant to purchase twenty-five thousand (25,000) shares of the Company’s common stock at an exercise price of $1.79 per share (i.e. eighty-five percent (85%) of the closing price of the Company’s common stock as of August 3, 2012).  Such Options shall be exercisable for a period of five years.  The Option shall vest and be exercisable immediately.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2012.

The following table provides information for the named executive officers on stock option holdings as of the end of 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Werner Funk	400,000	0	0	$0.5250	11/7/2014
Werner Funk	400,000	0	0	$0.6250	11/7/2014
Werner Funk	400,000	0	0	$0.7500	11/7/2014
Werner Funk	400,000	0	0	$0.8750	11/7/2014
Werner Funk	400,000	0	0	$1.00	11/7/2014
Werner Funk	13,333	0	386,667	$2.56	7/26/2019

Janice M. Quigley	120,000	0	0	$0.5250	11/7/2014
Janice M. Quigley	120,000	0	0	$0.6250	11/7/2014
Janice M. Quigley	120,000	0	0	$0.7500	11/7/2014
Janice M. Quigley	120,000	0	0	$0.8750	11/7/2014
Janice M. Quigley	120,000	0	0	$1.00	11/7/2014
Janice M. Quigley	4,166	0	45,834	$2.56	7/26/2019

On September 1, 2006, the Board of Directors adopted the Omnitek Engineering Corp. 2006 Long-term Incentive Plan (the “2006 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance by the company to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to the Company.  The 2006 Plan is administered by a committee comprised of the Board of Directors of the Company or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.  On November 30, 2007, the Board of Directors authorized the increase of shares available under the 2006 Plan to 10,000,000 post-split adjusted shares.

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

ITEM 12.                                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of any person known to the Company to be the beneficial owner of more than five percent, as of the close of business on December 31, 2012.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust UDT 9/25/07 1333 Keystone Way, Suite 101 Vista, CA 92081	10,383,325(1) (2)	52.6%

Common Stock	Garber Family Trust U/D/T 07/30/1992 78-166 Bovee Circle Palm Desert, CA 92211	3,133,965(3)	15.9%

(1) This amount includes currently vested options to purchase 2,013,333 shares of Common Stock.
(2)   Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.
(3)  John Garber, the Trustee of the Garber Family Trust U/D/T 07/30/1992, has sole voting and dispositive power as to all of the shares.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of the Company’s voting securities of all of the Company’s current directors and executive officers, as of the close of business on December 31, 2012.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust UDT 9/25/07 1333 Keystone Way, Suite 101 Vista, CA 92081	10,383,325 (1) (2)	52.6%

Common Stock	Janice M. Quigley 1333 Keystone Way, Suite 101 Vista, CA 92081	769,166(3)	3.9%

Common Stock	George G. Chachas 3033 Fifth Avenue San Diego, CA 92103	145,000(4)	0.7%

Common Stock	Gary S. Maier 815 Moraga Drive, Suite 306 Los Angeles, CA 90049	45,000(4)	0.2%

Common Stock	Directors and Executive Officers as a Group (4 persons)	11,342,491	57.4%

(1) This amount includes currently vested options to purchase 2,013,333 shares of Common Stock.
(2)  Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.
(3)  This amount includes currently vested options to purchase 604,166 shares of Common Stock.
(4) This mount included currently vested options to purchase 45,000 shares of Common Stock.

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

The Company has not been a party to any transactions between persons who were executive officers, directors, or principal stockholders of our corporation during the fiscal years ended December 31, 2012 and 2011.

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

Director Independence

The Board has determined that two of the Company’s Directors have met the independence requirements based upon the application of objective categorical standards adopted by the Board.  In making a determination regarding a Director’s independence, the Board considers all relevant facts and circumstances, including the Director’s commercial, banking, consulting, legal, accounting, charitable and familial relationships and such other criteria as the Board may determine from time to time.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the fiscal year ended December 31, 2012, we incurred approximately $22,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2012.

During the fiscal year ended December 31, 2011, we incurred approximately $33,266 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2012and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $573 and $785, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $8,265 and $6,787, respectively.

PART IV.

ITEM 15.      EXHIBITS.

(a)           Financial Statements.

(i)           The Balance Sheet of Omnitek Engineering Corp. as of December 31, 2012 and 2011, the Statements of Operations for the years ended December 31, 2012 and 2011, the Statements Stockholders’ Equity (Deficit) from December 31, 2009 to December 31, 2012, and of Cash Flows for the years ended December 31, 2012 and 2011, and together with the notes thereto and the reports of Sadler, Gibb & Associates thereon appear in Item 8 and are included in this report.

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

Omnitek Engineering Corp.

Dated: March 18, 2013
By: Werner Funk
Its: President and Secretary
CEO and Principal Executive Officer

Dated: March 18, 2013	/s/ Janice M. Quigley
By: Janice M. Quigley
Its: Chief Financial Officer
and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 18, 2013
Werner Funk, Director

Dated: March 18, 2013	/s/ Janice M. Quigley
Janice M. Quigley, Director

Dated: March 18, 2013	/s/ George G. Chachas
George G. Chachas, Director