Form 10-Q
period 2013-03-31
Omnitek Engineering Corp
filed 2013-05-15
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2013

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

As of May 8, 2013, the Registrant had 19,749,582 shares of its no par value Common Stock outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS
Cash	$2,561,017	$3,192,761
Accounts receivable, net	48,597	120,547
Accounts receivable -related party	4,389	26,455
Inventory	1,354,846	1,133,595
Prepaid expense	18,000	7,440
Deposits	369,133	331,760
Short-term investments, net	253,615	-

Total Current Assets	4,609,597	4,812,558

FIXED ASSETS, net	59,610	14,560

OTHER ASSETS
Long-term investments, net	937,883	1,201,671
Intellectual property, net	4,518	5,218

Total Other Assets	942,401	1,206,889

TOTAL ASSETS	$5,611,608	$6,034,007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$95,494	$317,106
Accrued compensation - related parties	249,947	264,717
Accounts payable - related parties	(2,298)	-
Customer deposits	212,460	184,109

Total Current Liabilities	555,603	765,932

Total Liabilities	555,603	765,932

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,749,582 and 19,749,582 shares issued and outstanding,
respectively	8,196,061	8,196,061
Additional paid-in capital	4,905,519	4,867,169
Accumulated deficit	(8,045,575)	(7,795,155)

Total Stockholders' Equity	5,056,005	5,268,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,611,608	$6,034,007

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2013	2012

REVENUES	$349,329	$306,369
COST OF GOODS SOLD	204,085	200,612
GROSS MARGIN	145,244	105,757

OPERATING EXPENSES

General and administrative	352,305	237,323
Research and development expense	50,359	28,894
Depreciation and amortization expense	13,270	1,457

Total Operating Expenses	415,934	267,674

LOSS FROM OPERATIONS	(270,690)	(161,917)

OTHER INCOME (EXPENSE)

Interest expense	-	(408)
Interest income	21,070	-

Total Other Income (Expense)	21,070	(408)

LOSS BEFORE INCOME TAXES	(249,620)	(162,325)
INCOME TAX EXPENSE	800	800

NET LOSS	$(250,420)	$(163,125)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	19,749,582	17,196,734

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(250,420)	$(163,125)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	3,095	1,457
Amortization of premium on long-term investments	6,881	-
Amortization of premium on short-term investments	3,292	-
Options and warrants granted	38,350	15,450
Changes in operating assets and liabilities:
Accounts receivable	71,950	(42,301)
Accounts receivable–related parties	22,066	16,715
Deposits	(37,373)	(43,250)
Prepaid Expense	(10,560)	837
Inventory	(221,251)	58,526
Accounts payable and accrued expenses	(221,612)	72,791
Customer deposits	28,351	32,984
Accounts payable-related parties	(2,298)	10,764
Accrued compensation-related parties	(14,770)	(4,110)

Net Cash Used in Operating Activities	(584,299)	(43,262)

INVESTING ACTIVITIES
Purchase of property and equipment	(47,445)	-

Net Cash Used in Investing Activities	(47,445)	-

FINANCING ACTIVITIES
Issuance of common stock for cash	-	20,000
Note Payable	-	40,000

Net Cash Provided by Financing Activities	-	60,000

NET DECREASE IN CASH	(631,744)	16,738
CASH AT BEGINNING OF YEAR	3,192,761	31,196

CASH AT END OF PERIOD	$2,561,017	$47,934

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$-	$408
Income taxes	$800	$800

NON CASH FINANCING ACTIVITIES:
	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
March 31, 2013

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California at March 31, 2013 and San Marcos, California at December 31, 2012 consisted of the following:

	March 31,	December 31,
Location : Vista and San Marcos, CA respectively	2013	2012
Raw materials	$1,432,710	$806,700
Finished goods	549,665	684,273
In transit	-	270,151
Allowance for obsolete inventory	(627,529)	(627,529)
Total	$1,354,846	$1,133,595

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $-0-, for the periods ended March 31, 2013 and December 31, 2012, respectively.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
March 31, 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012
Production equipment	$53,822	$14,814
Computers/Office equipment	3,717	-
Tooling equipment	10,020	5,300
Less: accumulated depreciation	(7,949)	(5,554)
Total	$59,610	$14,560

Depreciation expense for the years ended March 31, 2013 and December 31, 2012 was $2,395 and $3,250, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 1,749,582 and 2,169,855 stock options and warrants that would have been included in the fully diluted earnings per share as of March 31, 2013 and December 31, 2012, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2013 and December 31, 2012 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
March 31, 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Held to Maturity Investments

During the three months ended June 30, 2012, the Company purchased various corporate bonds. The Company intends to hold the bonds to maturity. Accordingly, the Company has recorded and is amortizing the premium on the bonds over the remaining life. As of March 31, 2013, the Company has amortized $36,725 of the premium leaving an amortized short-term cost basis remaining of $253,615 and long-term cost basis remaining of $937,883.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2012, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C., and a 5% interest in Omnitek Stationary, Inc.  As of March 31, 2013 and December 31, 2012, the Company was owed $4,389 and $26,455, respectively, by related parties for the purchase of products.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of March 31, 2013 and December 31, 2012, the Company owed related parties for such expenses, goods and services in the amounts of $(2,298) and $-0-, respectively.

Accrued Expenses – Related Parties

During the periods ended March 31, 2013 and December 31, 2012, related parties were due amounts for services performed for the Company.  As of March 31, 2013 and December 31, 2012 the related parties’ payables consisted of the following:

	March 31,	December 31,
	2013	2012
Amounts due to the president	$182,628	$197,398
Amounts due to other officers of the company	67,319	67,319
Total	$249,947	$264,717

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
March 31, 2013

NOTE 4 - STOCK OPTIONS AND WARRANTS

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the Plan”).   Under the plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of March 31, 2013 the Company has a total of 3,160,000 options issued under the plan. During the three months ended March 31, 2013 the Company issued -0- options and warrants.

During the three months ended March 31, 2013 and 2012, the Company recognized expense of $38,350 and $15,450, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718.

A summary of the status of the options and warrants outstanding at March 31, 2013 and December 31, 2012 and changes during the periods then ended is presented below:

	March 31,		December 31,
	2013		2012
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	6,085,313	$2.29	2,820,000	$0.73
Granted	-	-	3,265,313	3.64
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at end of year	6,085,313	2.29	6,085,313	2.29
Exercisable	5,639,063	$2.11	5,612,813	$2.09

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-0.50	200,000	1.53 years	200,000	$0.38
$0.51-0.75	1,580,000	1.60 years	1,580,000	0.63
$0.76-1.00	1,040,000	1.61 years	1,040,000	0.94
$1.01-2.00	90,000	4.34 years	50,000	1.79
$2.01-3.00	455,000	6.31 years	48,750	2.57
$3.01-4.00	2,720,313	4.02 years	2,720,313	3.88

$0.01-4.00	6,085,313	3.08 years	5,639,063	$2.27

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

A. Results of Operations

For the three months ended March 31, 2013 and 2012

Revenues increased to $349,329 for the three months ended March 31, 2013 from $306,369 for the three months ended March 31, 2012, an increase of $42,960 or 14%.

Our cost of sales increased to $204,085 for the three months ended March 31, 2013 from $200,612 for the three months ended March 31, 2012, an increase of $3,473. Our gross margin was 41.6% for the three months ended March 31, 2013 compared to 34.5% in 2012. This was mainly due to higher margin product being shipped during the three months ended March 31, 2013. We anticipate our gross margin will be between 35% to 40% for the remainder of the year.

Our operating expenses for the three months ended March 31, 2013 were $415,934 compared to $267,674 in 2012, an increase of $148,260 or 55%. General and administrative expense for the three months ended March 31, 2013 was $352,305 as compared to $237,323 for the three months ended March 31, 2013. The increase is primarily due to wages and option expense of $136,338 for the three months ended March 31, 2013 as compared to $78,670, for the three months ended March 31, 2012 and facility relocation expense and increased rent expense amounts of $42,973 for the three months ended March 31, 2013 as compared to $-0-, for the three months ended March 31, 2012.  Major components of general and administrative expenses for the three months ended March 31, 2013 were professional fees of $23,060, rent expense of $52,046, and salary and wages of $97,988. This compares to professional fees of $48,253, rent expense of $33,376 and salaries and wages of $63,220 for the three months ended March 31, 2012.  In the three months ended March 31, 2013 professional fees were lower by approximately $25,193 due to reduction in legal expenses incurred. Research and development outlays were increased to $50,359 for the three months ended March 31, 2013 compared to $28,894 for the three months ended March 31, 2012.

Our net loss for the three months ended March 31, 2013 was $250,420, ($0.01 per share) compared to a net loss of $163,125 ($0.01 per share) for the three months ended March 31, 2012. The increased loss was primarily the result of expenses associated with business relocation and expansion in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Results for the three months ended March 31, 2013 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $38,350 and depreciation and amortization of $13,270. For the three months period a year earlier, non-cash expenses for the value of options and warrants granted were $15,450 and depreciation and amortization of $1,457.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for the proximate 12 months.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2013 and 2012

At March 31, 2013, our current liabilities totaled $555,603 and our current assets totaled $4,609,590, resulting in positive working capital of $4,053,994 and a current ratio of 8.30. We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis and that our liquidity is sufficient for at least the next twelve months.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $8,045,575 at March 31, 2013.

Operating Activities

We have realized a negative cash flow from operations of $584,299 for the three months ended March 31, 2013 compared to a negative cash flow of $43,362 during the three months ended March 31, 2012.

Included in the net loss of $250,420 for the three months ended March 31, 2013 are non-cash expenses, which are not a drain on our capital resources. During the three months ended March 31, 2013, the expenses include the value of options and warrants granted in the amount of $38,350 and depreciation and amortization of $13,270. Excluding these non-cash amounts, our EBITDA for the three months ended March 31, 2013 would have been a loss of $198,800.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

At March 31, 2013, the Company had net operating loss carry forwards of approximately $1,312,703 through 2034. No tax benefit has been reported in the March 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings. The Company is not aware of any federal, state or local governmental agency presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A.                      RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of March 31, 2013 and the audited balance sheet as of December 31, 2012, the condensed unaudited Statements of Operations for the three month periods ended March 31, 2013 and 2012, and the condensed unaudited Statements of Cash Flows for the three-month periods ended March 31, 2013 and 2012, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes. (2)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: May 15, 2013
By: Werner Funk
Its: President and Secretary

Dated: May 15, 2013	/s/ Janice M. Quigley
By: Janice M. Quigley
Its: Chief Financial Officer