Form 10-Q
period 2013-06-30
Omnitek Engineering Corp
filed 2013-08-14
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2013

Commission File Number:     000-53955

OMNITEK ENGINEERING CORP.
 (Exact name of Registrant as specified in its charter)

California	33-0984450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1333 Keystone Way, #101, Vista, California 92081
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

As of August 13, 2013, the Registrant had 19,749,582 shares of its no par value Common Stock outstanding.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of June 30, 2013 and December 31, 2012	1

Condensed Statements of Operations for the three months and six months ended
June 30, 2013 and June 30, 2012	2

Condensed Statements of Cash Flows for the six months ended
June 30, 2013 and June 30, 2012	3

Notes to the Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	13

Item 5. Other Information	13

Item 6. Exhibits	14

PART I
FINANCIAL INFORMATION

ITEM 1.                                FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS
Cash	$1,998,546	$3,192,761
Accounts receivable, net	27,112	120,547
Accounts receivable - related parties	21,012	26,455
Inventory	1,822,603	1,133,595
Prepaid expense	11,062	7,440
Deposits	208,445	331,760
Short-term investments, net	202,207	-

Total Current Assets	4,290,987	4,812,558

FIXED ASSETS, net	97,396	14,560

OTHER ASSETS
Long-term investments, net	830,309	1,201,671
Intellectual property, net	3,955	5,218

Total Other Assets	834,264	1,206,889

TOTAL ASSETS	$5,222,647	$6,034,007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$63,066	$317,106
Accrued management compensation	232,716	264,717
Accounts payable - related parties	3,070	-
Customer deposits	214,578	184,109

Total Current Liabilities	513,430	765,932

Total Liabilities	513,430	765,932

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,749,582 and 19,749,582 shares issued and outstanding,
respectively	8,196,061	8,196,061
Additional paid-in capital	4,928,125	4,867,169
Accumulated deficit	(8,414,969)	(7,795,155)

Total Stockholders' Equity	4,709,217	5,268,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,222,647	$6,034,007

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30	June 30	June 30	June 30
	2013	2012	2013	2012

REVENUES	$197,210	$380,531	$546,539	$686,900
COST OF GOODS SOLD	143,846	149,449	347,932	350,061
GROSS MARGIN	53,364	231,082	198,607	336,839

OPERATING EXPENSES

General and administrative	370,582	1,198,267	722,874	1,435,590
Research and development expense	51,777	48,254	102,136	77,148
Depreciation and amortization expense	14,066	1,533	27,336	2,990

Total Operating Expenses	436,425	1,248,054	852,346	1,515,728

LOSS FROM OPERATIONS	(383,061)	(1,016,972)	(653,739)	(1,178,889)

OTHER INCOME (EXPENSE)

Interest expense	-	(82)	(13)	(490)
Interest income	13,668	1,174	34,738	1,174

Total Other Income (Expense)	13,668	1,092	34,725	684

LOSS BEFORE INCOME TAXES	(369,393)	(1,015,880)	(619,014)	(1,178,205)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(369,393)	$(1,015,880)	$(619,814)	$(1,179,005)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.05)	$(0.03)	$(0.06)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,749,582	19,661,571	19,749,582	18,429,153

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(619,814)	$(1,179,005)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	8,180	2,991
Amortization of premium on investments	19,155	6,204
Options and warrants granted	60,956	518,415
Stock issued for services
Changes in operating assets and liabilities:
Accounts receivable	93,435	(72,618)
Accounts receivable–related parties	5,443	(10,132)
Deposits	123,315	(134,058)
Prepaid Expense	(3,622)	1,675
Inventory	(689,008)	97,440
Accounts payable and accrued expenses	(254,040)	7,326
Customer deposits	30,469	5,128
Accounts payable-related parties	3,070	56
Accrued management compensation	(32,001)	(59,063)

Net Cash Used in Operating Activities	(1,254,462)	(815,641)

INVESTING ACTIVITIES
Maturity of long-term investments	150,000	(1,228,223)
Purchase of property and equipment	(89,753)	-

Net Cash Provided by (Used in) Investing Activities	60,247	(1,228,223)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	5,536,762
Repayment of note payable	-	(40,000)
Exercise of warrants and options for cash	-	-
Proceeds of Note Payable	-	40,000

Net Cash Provided by Financing Activities	-	5,536,762

NET INCREASE (DECREASE) IN CASH	(1,194,215)	3,492,898
CASH AT BEGINNING OF YEAR	3,192,761	31,196

CASH AT END OF PERIOD	$1,998,546	$3,524,094

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$-	$490
Income taxes	$800	$800

NON CASH FINANCING ACTIVITIES:
Common stock issued for debt	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
June 30, 2013
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California at June 30, 2013 and San Marcos, California at December 31, 2012 consisted of the following:

	June 30,	December 31,
Location : Vista and San Marcos, CA respectively	2013	2012
Raw materials	$737,412	$806,700
Finished goods	1,712,720	684,273
In transit	-	270,151
Allowance for obsolete inventory	(627,529)	(627,529)
Total	$1,822,603	$1,133,595

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $-0-, for the periods ended June 30, 2013 and December 31, 2012, respectively.  The Company expenses inbound freight for inventory to cost of sales as goods are received.

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
June 30, 2013
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012
Production equipment	$60,501	$14,814
Computers/Office equipment	3,716	-
Tooling equipment	10,020	5,300
Leasehold Improvements	35,629
Less: accumulated depreciation	(12,470)	(5,554)
Total	$97,396	$14,560

Depreciation expense for the periods ended June 30, 2013 and December 31, 2012 was $6,916 and $3,250, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 1,977,875 and 2,169,855 stock options and warrants that would have been included in the fully diluted earnings per share as of June 30, 2013 and December 31, 2012, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

Income Taxes,

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

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
June 30, 2013
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2013 and December 31, 2012 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

Held to Maturity Investments

During the three months ended June 30, 2012, the Company purchased various corporate bonds. The Company intends to hold the bonds to maturity. Accordingly, the Company has recorded and is amortizing the premium on the bonds over the remaining life. As of June 30, 2013, the Company has amortized $38,556 of the premium leaving amortized cost basis remaining of $1,032,516. During the six months ended June 30, 2013 and 2012 the Company had correlating amortization expense of $19,156 and $6,204, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2012, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C., and a 5% interest in Omnitek Stationary, Inc.  As of June 30, 2013 and December 31, 2012, the Company was owed $21,012 and $26,455, respectively, by related parties for the purchase of products.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of June 30, 2013 and December 31, 2012, the Company owed related parties for such expenses, goods and services in the amounts of $3,069 and $-0-, respectively.

Accrued Management Expenses

During the periods ended June 30, 2012 and December 31, 2012, the Company’s president and chief financial officer were due amounts for services performed for the Company.  As of June 30, 2012 and December 31, 2012 the accrued management fees consisted of the following:
	June 30,	December 31,
	2012	2012
Amounts due to the president	$165,397	$197,398
Amounts due to other officers of the company	67,319	67,319
Total	$232,716	$264,717

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
June 30, 2013
(unaudited)

NOTE 4 -  STOCK OPTIONS AND WARRANTS

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of June 30, 2013 the Company has a total of 2,620,000 options issued under the plan.  On August 3, 2011, the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of June 30, 2013 the Company has a total of 540,000 options issued under the 2011 plan.

Additionally, the Company has outstanding Warrants in the amount of 2,925,313.

During the six months ended June 30, 2013 the Company issued -0- options and warrants.

During the six months ended June 30, 2013 and 2012, the Company recognized expense of $60,956 and $518,415, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $468,142.

A summary of the status of the options and warrants granted at June 30, 2013 and December 31, 2012 and changes during the periods then ended is presented below:
	June 30,		December 31,
	2013		2012
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	6,085,313	$2.29	2,820,000	$0.73
Granted	-	-	3,265,313	3.64
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at end of year	6,085,313	2.29	6,085,313	2.29
Exercisable	5,665,313	$2.27	5,612,813	$2.09

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.50	200,000	1.28 years	200,000	$0.38
$0.51-0.75	1,580,000	1.35 years	1,580,000	0.63
$0.76-1.00	1,040,000	1.36 years	1,040,000	0.94
$1.01-2.00	90,000	4.98 years	50,000	1.79
$2.01-3.00	455,000	6.31 years	75,000	2.57
$3.01-4.00	2,720,313	3.78 years	2,720,313	3.88

$0.01-4.00	6,085,313	2.86 years	5,665,313	$2.27

OMNITEK ENGINEERING CORP.
Condensed Notes to Financial Statements
June 30, 2013
(unaudited)

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

A.           Results of Operations

For the three months ended June 30, 2013 and 2012

Revenues decreased to $197,210 for the three months ended June 30, 2013 from $380,531 for the three months ended June 30, 2012, a decrease of $183,321, or 48%.  Revenues for the quarter were impacted by the relocation of the company to a larger facility, with delays in accepting and shipping orders in cooperation with customers to allow sufficient time to accommodate the anticipated disruption of the move.  We expect sales to rebound in the current third quarter as the company is now fully operational.

Our cost of sales decreased to $143,846 for the three months ended June 30, 2013 from $149,449 for the three months ended June 30, 2012, a decrease of $5,603. Our gross margin was 27% for the three months ended June 30, 2013 compared with 61% in 2012.  Gross margin for the quarter was impacted by lower sales volume and product mix, as well as fixed overhead and labor costs that could not be absorbed due to the revenue decrease.

Our operating expenses for the three months ended June 30, 2013 were $436,425 compared with $1,248,054 in 2012, a decrease of $811,629 or 65%.  General and administrative expense for the three months ended June 30, 2013 was $370,582 compared with $1,198,267 for the three months ended June 30, 2012.  The decrease is due primarily to option and warrant expense of $22,606 for the three months ended June 30, 2013 compared with  $502,965 for the three months ended June 30, 2012 and private placement expenses of $-0- for the three months ended June 30, 2013 compared with $413,306 for the three months ended June 30, 2012.  Major components of general and administrative expenses for the three months ended June 30, 2013 were professional fees of $30,370, rent expense of $28,737, and salary and wages of $127,478. This compares with professional fees of $77,285, rent expense of $33,376, and salary and wages of $58,909 for the three months ended June 30, 2012.   In the three months ended June 30, 2013 professional fees were lower on a year-over-year basis by approximately $46,915 due primarily to legal expenses in connection with the private placement being incurred in 2012 and not in 2013.  Research and development outlays increased to $51,777 for the three months ended June 30, 2013 compared with $48,254 for the three months ended June 30, 2013 as we develop diesel to natural gas conversion kits for additional engines.

Our net loss for the three months ended June 30, 2013 was $369,393 or $0.02 per share compared with a net loss of $1,015,880, or $0.05 per share, for the three months ended June 30, 2012. The decreased loss was the result of lower general and administrative expense in the three months ended June 30, 2013 compared with the three months ended June 30, 2012.

Results for the three months ended June 30, 2013 reflect non-cash expenses, including the value of options and warrants granted in the amount of $22,606 and depreciation and amortization of $14,066. For the three month period a year earlier, non-cash expenses for the value of options and warrants granted were $502,965 and depreciation and amortization of $9,195.

For the six months ended June 30, 2013 and 2012

Revenues decreased to $546,539 for the six months ended June 30, 2013 from $686,900 for the six months ended June 30, 2012, a decrease of $140,361 or 20%. This was mainly due to the disruption caused by the move to our new facility, and related factors noted in the discussion for the three-month period.  We expect sales to rebound in the current quarter as we are again fully operational.

Our cost of sales decreased to $347,932 for the six months ended June 30, 2013 from $350,061 for the six months ended June 30, 2012, a decrease of $2,129. Our gross margin was 36% for the six months ended June 30, 2013 compared to 49% in 2012. Gross margin for the six months was impacted by lower sales volume and product mix, as well as fixed overhead and labor costs that could not be absorbed due to the revenue decrease.

Our operating expenses for the six months ended June 30, 2013 were $852,346 compared to $1,515,728 in 2012, a decrease of $663,382 or 44%.  General and administrative expense for the six months ended June 30, 2013 was $722,874 as compared to $1,435,590 for the six months ended June 30, 2012.  The decrease is due primarily to option and warrant expense of $60,956 for the six months ended June 30, 2013 as compared to $518,415 for the six months ended June 30, 2012 and private placement expenses of $-0- for the six months ended June 30, 2013 as compared to $413,306 for the six months ended June 30, 2012.  Major components of general and administrative expenses for the six months ended June 30, 2013 were professional fees of $53,431, rent expense of $80,783, and salary and wages of $225,465. This compares to professional fees of $125,438, rent expense of $66,751, and salary and wages of $122,128 for the six months ended June 30, 2012.   In the six months ended June 30, 2013 professional fees were lower by approximately $72,007 due to legal costs incurred in connection with the private placement, which occurred in 2012. Research and development outlays were increased to $102,136 for the six months ended June 30, 2013 compared to $77,148 for the six months ended June 30, 2012 as we develop diesel to natural gas conversion kits for additional engines.

Our net loss for the six months ended June 30, 2013 was $619,814 or $0.03 per share compared to a net loss of $1,179,005, or $0.06 per share, for the six months ended June 30, 2012. The decreased loss was the result of lower general and administrative expenses in the six months ended June 30, 2013 compared with the six months ended June 30, 2012.

Results for the six months ended June 30, 2013 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $60,956 and depreciation and amortization of $27,335. For the six month period a year earlier, non-cash expenses for the value of options and warrants granted were $518,415 and depreciation and amortization of $9,195.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for the proximate 12 months.

Liquidity and Capital Resources

Overview

For the six months ended June 30, 2013 and 2012

At June 30, 2013, our current liabilities totaled $513,430 and our current assets totaled $4,290,987, resulting in positive working capital of $3,777,557 and a current ratio of 8.36.  We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis and that our liquidity is sufficient for at least the next twelve months.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $8,414,969 at June 30, 2013.

Operating Activities

We have realized a negative cash flow from operations of $1,254,462 for the six months ended June 30, 2013 compared with a negative cash flow of $815,641 during the six months ended June 30, 2012.

Included in the net loss of $619,814 for the six months ended June 30, 2013 are non-cash expenses, which are not a drain on our capital resources.  During the six months ended June 30, 2013, these non-cash expenses include the value of options and warrants granted in the amount of $60,956 and depreciation and amortization of $27,335.  Excluding these non-cash amounts, our EBITDA for the six months ended June 30, 2013 would have been a loss of $531,523.

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

At June 30, 2013, the Company had net operating loss carry forwards of approximately $1,312,703 through 2034.  No tax benefit has been reported in the June 30, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to the period covered by this report, on August 3, 2013, the anniversary date of their appointment to the Board of Directors, the Company granted to Gary S. Maier and George G. Chachas, a non-qualified stock option grant to purchase twenty-five thousand (25,000) shares of the Company’s common stock at an exercise price of $1.81 per share (i.e. eighty-five percent (85%) of the closing price of the Company’s common stock as of August 2, 2013).  Such Options shall be exercisable for a period of five years.  The Option shall vest and be exercisable immediately.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.                      OTHER INFORMATION

            None

ITEM 6.                      EXHIBITS

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2013 and the audited balance sheet as of December 31, 2012, the condensed unaudited Statements of Operations for the three and six month periods ended June 30, 2013 and 2012, and the condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Omnitek Engineering Corp.

Dated: August 13, 2013
By: Werner Funk
Its: Chief Executive Officer President and Secretary

Dated: August 13, 2013	/s/ Janice M. Quigley
By: Janice M. Quigley
Its: Chief Financial Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: August 13, 2013
By: Werner Funk, Director

Dated: August 13, 2013	/s/ Janice M. Quigley
Janice M. Quigley, Director