Form 10-Q
period 2013-09-30
Omnitek Engineering Corp
filed 2013-11-14
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: SEPTEMBER 30, 2013

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

As of November 7, 2013, the Registrant had 19,749,582 shares of its no par value Common Stock outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2013	2012
	(unaudited)
CURRENT ASSETS
Cash	$1,373,841	$3,192,761
Accounts receivable, net	43,180	120,547
Accounts receivable - related parties	12,594	26,455
Inventory	2,231,873	1,133,595
Prepaid expense	22,942	7,440
Deposits	60,582	331,760
Short-term investments, net	1,024,130	-

Total Current Assets	4,769,142	4,812,558

FIXED ASSETS, net	113,756	14,560

OTHER ASSETS
Long-term investments, net	-	1,201,671
Intellectual property, net	3,403	5,218

Total Other Assets	3,403	1,206,889

TOTAL ASSETS	$4,886,301	$6,034,007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$105,070	$317,106
Accrued management compensation	215,447	264,717
Customer deposits	185,277	184,109

Total Current Liabilities	505,794	765,932

Total Liabilities	505,794	765,932

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,749,582 and 19,749,582 shares issued and outstanding,
respectively	8,196,061	8,196,061
Additional paid-in capital	5,067,310	4,867,169
Accumulated deficit	(8,882,864)	(7,795,155)

Total Stockholders' Equity	4,380,507	5,268,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,886,301	$6,034,007

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30	September 30	September 30	September 30
	2013	2012	2013	2012

REVENUES	$280,921	$562,367	$827,460	$1,249,267
COST OF GOODS SOLD	180,103	281,633	528,035	631,694
GROSS MARGIN	100,818	280,734	299,425	617,573

OPERATING EXPENSES

General and administrative	470,258	353,438	1,193,132	1,789,028
Research and development expense	104,991	88,922	207,127	166,070
Depreciation and amortization expense	14,503	1,606	41,839	4,596

Total Operating Expenses	589,752	443,966	1,442,098	1,959,694

LOSS FROM OPERATIONS	(488,934)	(163,232)	(1,142,673)	(1,342,121)

OTHER INCOME (EXPENSE)

Interest expense	-	-	(13)	(490)
Interest income	21,039	21,082	55,777	22,256

Total Other Income (Expense)	21,039	21,082	55,764	21,766

LOSS BEFORE INCOME TAXES	(467,895)	(142,150)	(1,086,909)	(1,320,355)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(467,895)	$(142,150)	$(1,087,709)	$(1,321,155)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.06)	$(0.07)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,749,582	19,749,582	19,749,582	18,872,509

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(1,087,709)	$(1,321,155)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	14,296	4,596
Amortization of premium on investments	27,541	16,378
Options and warrants granted	200,141	626,915
Stock issued for services
Changes in operating assets and liabilities:
Accounts receivable	77,367	(204,559)
Accounts receivable–related parties	16,069	(14,161)
Deposits	271,178	(209,093)
Prepaid Expense	(15,502)	(8,116)
Inventory	(1,098,278)	107,733
Accounts payable and accrued expenses	(212,036)	12,583
Customer deposits	1,168	(29,611)
Accounts payable-related parties	(2,208)	(2,543)
Accrued management compensation	(49,270)	(74,237)

Net Cash Used in Operating Activities	(1,857,243)	(1,095,270)

INVESTING ACTIVITIES
Purchase of long-term investments		(1,228,223)
Maturity of long-term investments	150,000
Purchase of property and equipment	(111,677)	(4,408)

Net Cash Provided by (Used in) Investing Activities	38,323	(1,232,631)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	5,536,762
Repayment of note payable	-	(40,000)
Exercise of warrants and options for cash	-	-
Proceeds of Note Payable	-	40,000

Net Cash Provided by Financing Activities	-	5,536,762

NET INCREASE (DECREASE) IN CASH	(1,818,920)	3,208,861
CASH AT BEGINNING OF YEAR	3,192,761	31,196

CASH AT END OF PERIOD	$1,373,841	$3,240,057

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$-	$490
Income taxes	$800	$800

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
September 30, 2013
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California at September 30, 2013 and San Marcos, California at December 31, 2012 consisted of the following:

	September 30,	December 31,
Location : Vista and San Marcos, CA respectively	2013	2012
Raw materials	$1,081,807	$806,700
Finished goods	1,777,595	684,273
In transit	-	270,151
Allowance for obsolete inventory	(627,529)	(627,529)
Total	$2,231,873	$1,133,595

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $-0-, for the periods ended September 30, 2013 and December 31, 2012, respectively.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
September 30, 2013
(unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012
Production equipment	$60,501	$14,814
Computers/Office equipment	23,281	-
Tooling equipment	12,380	5,300
Leasehold Improvements	35,629
Less: accumulated depreciation	(18,035)	(5,554)
Total	$113,756	$14,560

Depreciation expense for the periods ended September 30, 2013 and December 31, 2012 was $12,481 and $3,250, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,087,942 and 2,169,855 stock options and warrants that would have been included in the fully diluted earnings per share as of September 30, 2013 and December 31, 2012, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2013 and December 31, 2012 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
September 30, 2013
(unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Held to Maturity Investments

During the three months ended June 30, 2012, the Company purchased various corporate bonds. The Company intends to hold the bonds to maturity. Accordingly, the Company has recorded and is amortizing the premium on the bonds over the remaining life. As of September 30, 2013, the Company has amortized $46,943 of the premium leaving amortized cost basis remaining of $1,024,130. During the nine months ended September 30, 2013 and 2012 the Company had correlating amortization expense of $27,541 and $16,378, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2012, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C., and a 5% interest in Omnitek Stationary, Inc.  As of September 30, 2013 and December 31, 2012, the Company was owed $12,594 and $26,455, respectively, by related parties for the purchase of products.

Accrued Management Expenses

During the periods ended September 30, 2013 and December 31, 2012, the Company’s president and vice president were due amounts for services performed for the Company.  As of September 30, 2013 and December 31, 2012 the accrued management fees consisted of the following:
	September 30,	December 31,
	2013	2012
Amounts due to the president	$150,628	$197,398
Amounts due to other officers of the company	64,819	67,319
Total	$215,447	$264,717

NOTE 4 - STOCK OPTIONS AND WARRANTS

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of September 30, 2013 the Company has a total of 2,620,000 options issued under the plan. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2013 the Company has a total of 690,000 options issued under the plan. During the nine months ended September 30, 2013 the Company issued 150,000 options and -0- warrants.

During the nine months ended September 30, 2013 and 2012, the Company recognized expense of $200,141 and $626,915, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $692,506.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
September 30, 2013
(unaudited)

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of the options and warrants granted at September 30, 2013 and December 31, 2012 and changes during the periods then ended is presented below:

	September 30,		December 31,
	2013		2012
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	6,085,313	$2.29	2,820,000	$0.73
Granted	150,000	2.43	3,265,313	3.64
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at end of year	6,235,313	2.29	6,085,313	2.29
Exercisable	5,751,563	$2.10	5,612,813	$2.09

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-0.50	200,000	1.03 years	200,000	$0.38
$0.51-0.75	1,580,000	1.10 years	1,580,000	0.63
$0.76-1.00	1,040,000	1.10 years	1,040,000	0.94
$1.01-2.00	140,000	4.77 years	110,000	1.80
$2.01-3.00	555,000	6.22 years	102,250	2.57
$3.01-4.00	2,720,313	3.52 years	2,720,313	3.88

$0.01-4.00	6,235,313	2.69 years	5,751,563	$2.27

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

A.           Results of Operations

For the three months ended September 30, 2013 and 2012

Revenues decreased to $280,921 for the three months ended September 30, 2013 from $562,367 for the three months ended September 30, 2012, a decrease of $281,446, or 50%.  Revenues were negatively impacted by the appreciation of the U.S. Dollar against the local currencies in certain international markets, as well as lower sales during the quarter from certain foreign customers who delayed or cancelled orders due to increases in local natural gas prices.  In addition, revenues derived from OE customers were impacted by model-year changeovers, which delayed order shipments.  The company is focused on increasing domestic sales and expanding its EPA-approved engine model offerings, which is expected to more than offset the impact of the factors noted above in foreign markets and enable Omnitek to accelerate its growth.

Our cost of sales decreased to $180,103 for the three months ended September 30, 2013 from $281,633 for the three months ended September 30, 2012, a decrease of $101,530. Our gross margin was 36% for the three months ended September 30, 2013 compared with 50% for the three months ended 2012.  Gross margin for the quarter was impacted by lower sales volume and product mix, as well as fixed overhead and labor costs that could not be absorbed due to the revenue decrease.

Our operating expenses for the three months ended September 30, 2013 were $589,752 compared with $443,966 in 2012, an increase of $145,786 or 33%.  General and administrative expense for the three months ended September 30, 2013 was $470,258 compared with $353,438 for the three months ended September 30, 2012.  The increase is primarily due to wages and option expense of $262,299 for the three months ended September 30, 2013 as compared to $186,556, for the three months ended September 30, 2012. Major components of general and administrative expenses for the three months ended September 30, 2013 were professional fees of $32,550, rent expense of $44,627, and salary and wages of $123,114. This compares with professional fees of $19,431, rent expense of $33,375, and salary and wages of $78,056 for the three months ended September 30, 2012. In the three months ended September 30, 2013 salary and wages were higher on a year-over-year basis by approximately $45,058 due primarily to additions to staff in preparation for domestic sales of conversion kits.  Research and development outlays increased to $104,991 for the three months ended September 30, 2013 compared with $88,922 for the three months ended September 30, 2013 as we develop diesel to natural gas conversion kits for additional engines.

Our net loss for the three months ended September 30, 2013 was $467,895, or $0.02 per share, compared with a net loss of $142,150, or $0.01 per share, for the three months ended September 30, 2012. The increased loss was the result of lower sales and higher general and administrative expense in the three months ended September 30, 2013 compared with the three months ended September 30, 2012.

Results for the three months ended September 30, 2013 reflect non-cash expenses, including the value of options and warrants granted in the amount of $139,185 and depreciation and amortization of $14,503. For the three month period a year earlier, non-cash expenses for the value of options and warrants granted were $108,500 and depreciation and amortization of $1,606.

For the nine months ended September 30, 2013 and 2012

Revenues decreased to $827,460 for the nine months ended September 30, 2013 from $1,249,267 for the nine months ended September 30, 2012, a decrease of $421,807 or 34%. This was mainly due to the disruption caused by the move to the company’s new and larger facility, as well as lower sales volume in certain international markets due to the increase in natural gas prices in those regions and the appreciation of the U.S. Dollar against local currencies.  The company is focused on increasing domestic sales and expanding its EPA-approved engine model offerings, which is expected to more than offset the impact of the factors noted above in foreign markets and enable Omnitek to accelerate its growth.

Our cost of sales decreased to $528,035 for the nine months ended September 30, 2013 from $631,694 for the nine months ended September 30, 2012, a decrease of $103,659. Our gross margin was 36% for the nine months ended September 30, 2013 compared to 49% for the nine months ended September 30, 2012. Gross margin for the nine months was impacted by lower sales volume and product mix, as well as fixed overhead and labor costs that could not be absorbed due to the revenue decrease.

Our operating expenses for the nine months ended September 30, 2013 were $1,442,098 compared with $1,959,694 in 2012, a decrease of $517,596 or 26%.  General and administrative expense for the nine months ended September 30, 2013 was $1,193,132 compared with $1,789,028 for the nine months ended September 30, 2012.  The decrease is due primarily to option and warrant expense of $200,141 for the nine months ended September 30, 2013  compared with $626,915 for the nine months ended September 30, 2012 and private placement expenses of   $-0- for the nine months ended September 30, 2013 compared with to $413,306 for the nine months ended September 30, 2012.  Major components of general and administrative expenses for the nine months ended September 30, 2013 were professional fees of $85,981, rent expense of $125,411, and salary and wages of $348,580. This compares to professional fees of $144,969, rent expense of $100,127, and salary and wages of $200,185 for the nine months ended September 30, 2012.   In the nine months ended September 30, 2013 professional fees were lower by approximately $58,988 due to legal costs incurred in connection with the private placement, which occurred in 2012. Research and development outlays were increased to $207,127 for the nine months ended September 30, 2013 compared to $166,070 for the nine months ended September 30, 2012 as we develop diesel to natural gas conversion kits for additional engines.

 Our net loss for the nine months ended September 30, 2013 was $1,087,709, or $0.06 per share, compared with a net loss of $1,321,155, or $0.07 per share, for the nine months ended September 30, 2012.  The decreased loss was the result of lower general and administrative expenses in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012.

Results for the nine months ended September 30, 2013 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $200,141 and depreciation and amortization of $41,837. For the nine month period a year earlier, non-cash expenses for the value of options and warrants granted were $626,915 and depreciation and amortization of $20,974.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for the proximate 12 months.

Liquidity and Capital Resources

Overview

For the nine months ended September 30, 2013 and 2012

At September 30, 2013, our current liabilities totaled $505,794 and our current assets totaled $4,769,142, resulting in positive working capital of $4,263,348 and a current ratio of 9.43.  We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis and that our liquidity is sufficient for at least the next twelve months.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $8,882,864 at September 30, 2013.

Operating Activities

We have realized a negative cash flow from operations of $1,857,243 for the nine months ended September 30, 2013 compared with a positive cash flow of $1,095,270 during the nine months ended September 30, 2012.

Included in the net loss of $1,087,709 for the nine months ended September 30, 2013 are non-cash expenses, which are not a drain on our capital resources.  During the nine months ended September 30, 2013, these non-cash expenses include the value of options and warrants granted in the amount of $200,141 and depreciation and amortization of $41,837.  Excluding these non-cash amounts, our EBITDA for the nine months ended September 30, 2013 would have been a loss of $844,931.

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

                 At September 30, 2013, the Company had net operating loss carry forwards of approximately $1,312,703 through 2034.  No tax benefit has been reported in the September 30, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 16, 2013 (“Date of Grant”), the Company granted to its CFO, Alicia Rolfe, a Stock Option to pursuant to the 2011 Long-Term Incentive Plan, to purchase 100,000 shares of common stock, at an exercise price of $2.74 per share representing 110% of the average of the closing price of the common stock as reported on the OTCBB for the prior 15 trading day periods. One-forty eight (1/48) of the total number of shares subject to the Option shall vest and become exercisable at the end of each month following the Date of Grant the same day of each month as the Date of Grant, so that all shares subject to the Options will be fully vested on the fourth anniversary of the Date of Grant.  The Options will be exercisable for a period of seven (7) years from the Date of Grant will be incentive stock options to the extent permitted by applicable law. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Subsequent to the period covered by this report, on October 23, 2013, the date of his appointment to the Board of Directors, the Company granted to John M. Palumbo, a non-qualified stock option grant to purchase twenty-five thousand (25,000) shares of the Company’s common stock at an exercise price of $2.33 per share (i.e. eighty-five percent (85%) of the closing price of the Company’s common stock as of October 23, 2013).  Such Options shall be exercisable for a period of five years.  The Option shall vest and be exercisable immediately.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2013 and the audited balance sheet as of December 31, 2012, the condensed unaudited Statements of Operations for the three months and nine-month periods ended September 30, 2013 and 2012, and the condensed unaudited Statements of Cash Flows for the nine-month period ended September 30, 2013 and 2012, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended S, 2011 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes. (4)

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

Omnitek Engineering Corp.

Dated: November 14, 2013
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: November 14, 2013	/s/ Alicia A. Rolfe
By: Alicia A. Rolfe
Its: Chief Financial Officer Principal Financial Officer