Form 10-K
period 2013-12-31
Omnitek Engineering Corp
filed 2014-03-31
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
___________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Number: 000-53955
___________________________________

OMNITEK ENGINEERING CORP.
 (Exact name of Registrant as specified in its charter)

California	33-0984450
(State or other Jurisdiction of of Incorporation or Organization)	(IRS Employer Identification No.)

1333 Keystone Way, Suite 101, Vista, California	92081
(Address of principal executive offices)	(Zip Code)

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
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                                                                                     Accelerated Filer  ☐

Non-Accelerated Filer  ☐                                                                                      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

Issuer’s revenues for its most recent fiscal year: $1,052,518

The aggregate market value of the voting and non-voting common equity on June 30, 2013 held by non-affiliates of the registrant based on the price last sold on such date was approximately $10,827,768.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 31, 2014, there were 19,759,582 shares of the registrant’s Common Stock outstanding.

OMNITEK ENGINEERING CORP.

Report on Form 10-K

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements.”  These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like “believes,” “anticipates,” “expects,” “estimates,”  “envisions,” “plans,” “projects” or similar terms.  These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans.  You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors.  Factors that could adversely affect actual results and performance include, among others, the effect of inflation and other negative economic trends and developments on the business of our customers and other barriers, examples being government regulation and competition.  All forward-looking statements attributable to us are expressly qualified in their entirety by this foregoing cautionary statement.

Unless otherwise noted, references in this report to the “Company,” Omnitek,” “we,” “our,” or “us” means Omnitek Engineering Corp.

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

Omnitek has never filed for bankruptcy and has never been subject to receivership or similar proceedings.

Omnitek’s common stock is currently trading on the OTC Bulletin Board (“OTCBB”) under the symbol OMTK.

Financial Information

The audited financial statements for the fiscal year ended December 31, 2013 are attached hereto as Item 8 in this annual report.

Business of Issuer

Omnitek develops and sells proprietary diesel-to-natural gas engine conversion systems and complementary products, including new natural gas engines that utilize the Company’s technology.  Omnitek products are available for stationary applications (generator sets) and the global transportation industry, which includes light commercial vehicles, minibuses, heavy-duty trucks, municipal buses, as well as rail and marine applications.  The technology can be used for compressed natural gas (“CNG”), liquefied natural gas (“LNG”), or biogas, but we currently are utilizing the technology for CNG applications.

As long as the price of diesel remains high and the threat of global warming and air pollution remain a public concern, the search for a cheaper and cleaner burning alternative fuel becomes increasingly more important.  Natural gas has emerged as an attractive option to address these challenges.  Readily available in many countries from indigenous sources, natural gas is relatively inexpensive and clean burning compared with gasoline or diesel.  Worldwide, on average the cost of CNG is 30% - 70% less than the cost of diesel per similar unit volume.  The average CNG equivalent in the United States is currently priced approximately 30 - 40% less than its diesel counterpart. Omnitek has developed a system that can be used to convert most diesel engines to be able to operate using natural gas at a cost lower than the cost required to purchase a new natural gas engine.

Engine conversions in the United States that are subject to the U.S. Environmental Protection Agency (“EPA”) approval and certification range from $15,000 to $30,000, depending on engine model, exclusive of the cost of the natural gas tank and labor. Engine conversion in countries that do not require compliance with emission standards are substantially less expensive and range from $3,000 to $8,000, depending on engine model, exclusive of the cost of the natural gas tank and labor.  In addition to the engine conversion cost, fleets also have to consider the cost of the natural gas storage tanks on the vehicle. This cost varies depending on the gas storage volume needed and the tank technology used, but can range from $7,000 for a single tank system, up to $30,000 for a multi-tank system for heavy-duty class 8 over the road trucks.

Omnitek can deliver complete new natural gas engines as well when local emission standards, or other conditions, require the use of new engines.

(1)	Principal Products or Services.

Omnitek sells three main products at this time.

•	A conversion kit for converting rich-burn natural gas engines to lean-burn;
•	A conversion kit for converting diesel engines to run on natural gas; and
•	New complete natural gas engines.

Conversion Kits (Rich-to-Lean Burn Natural Gas) - Omnitek offers conversion kits which convert rich burning natural gas engines to lean burning natural gas engines.  The terms “rich-burn” and “lean-burn” refer to the air-to-fuel ratio under which an engine is operating.  An engine which is operating under rich-burn conditions uses more fuel than an engine tuned to lean-burn.  Therefore it is desirable to tune an engine to lean-burn, which supplies less fuel to the engine and reduces operating costs.

            Conversion Kits (Diesel-to-Natural Gas) - Omnitek offers a solution to convert diesel engines to operate on natural gas.  This diesel-to-natural gas engine technology kit is the primary product offered by Omnitek.  This product is packaged in kit form and is offered in two basic variations.  One is designed to work on engines with a turbocharger and the other is designed to work on engines without a turbocharger.  Both kits are comprised of up to 20 individual components depending on the particular kit.

Diesel engines have a service life of up to 20 year and require regular engine overhauls.  A diesel to natural gas conversion is not unlike an engine overhaul.  The Omnitek engine conversion system enables fleets to “overhaul/convert” diesel engines into natural gas engines, reducing operating costs and emissions without losing needed performance.

Natural gas conversions offer fleet operators the opportunity to secure their investment and capitalize on the long-life of diesel engines.

On January 22, 2013, the EPA approved the Company’s diesel-to-natural gas engine conversion technology for the widely operated line of heavy-duty Navistar DT466E and DT530E engines under the specific and rigorous criteria related to the agency’s Outside Useful Life definition.

In addition to the Conversion Kits, Omnitek sells the individual component replacement parts for the conversion kits.  The high-pressure natural gas filter is our top-selling replacement part, which is also supplied to certain natural gas vehicle manufactures as original equipment.

The key to the success of our technology is performance and reliability, which is achieved using our patented fuel mixing device and our proprietary electronic control unit which senses engine parameters in real time and instantly adjusts to deliver the correct amount of fuel and the correct ignition timing.

Omnitek does not perform installation of the conversion kits directly, but rather trains dealers and sub-dealers around the world to perform the engine conversions using the Omnitek conversion kits.  It takes four to five days of training for a dealer or sub-dealer to become proficient to perform the engine conversion.

Most diesel engines can be converted by using one of our conversion kits, however, there is no assurance that diesel vehicle owners will elect to convert their diesel engines to operate on natural gas.  Additionally, while the Company is not aware of any other company offering a similar engine conversion kit for heavy duty diesel engines at this time, one could be developed by a competitor and there are no guarantees that the owners of the engines would choose the Omnitek conversion kit to convert their engines.

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

(2)	Markets.

Worldwide

The Company has the ability to sell and deliver its products anywhere in the world through Omnitek distributors, engine manufacturers, system integrators, fleet operators, engine conversion companies and directly to end-users.  The Company's conversion technology has been used to convert heavy-duty diesel engines to operate on natural gas worldwide since 2001 and has been successfully adapted to work with many different engine designs.  Internationally over 5,000 engines have been converted utilizing the Omnitek technology.  Converted engines can be tuned to meet current emissions standards.

The majority of our markets can best be divided into two groups:

1.      Countries not requiring compliance with emissions standards, or no standards are in place (therefore emissions certification is not necessary - shorter time to market); or,

2.      Countries that require compliance with emissions standards (emissions certification is necessary - longer time to market and more costly).

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

The governments of many countries with natural gas supplies mandate that businesses and government vehicles convert to use their domestic fuel supply.  Probably the most widely known example of a mandate in the natural gas vehicle industry is the public bus system in New Delhi, India, which is required to use compressed natural gas.  This has resulted in more than 13,000 natural gas buses on Delhi's roads and has been credited with making significant improvements to Delhi's air quality.

Some governments offer incentives to convert fleets currently running on diesel.  In February 2006, the President of Peru made a declaration that affirmed relaxed financing laws to allow for easier access to conversion finance in relation to natural gas vehicles.    (http://www.ngvglobal.com/peruvian-policy-favors-ngvs-0207)

Omnitek has in the past focused primarily on countries not requiring compliance with emissions standards. The development of engine conversion kits for sale in these markets is mostly completed. When a customer asks to have a conversion kit developed for a specific engine, we are compensated in advance.  Regular and ongoing updates to our technology and components are paid for through cash flow.

When contacted, we approach the issue of “converting or replacing” high-polluting diesel engines by offering two main options, which in large part is influenced by the level of technological capabilities within the country, emission requirements, and financial feasibility.

The first option is focused on working with local companies in an effort to convert diesel engines to natural gas.  Alternatively, we can supply new dedicated natural gas engines as a second option.

To achieve the conversions, Omnitek supplies engineering support to rebuild and convert the engines locally.  This offers an economic benefit to the local economy by keeping the rebuild work in the community.  The engines are equipped with our technology, allowing for the engines to be tuned meeting the local emission standards.

In the second scenario, Omnitek supplies new low-polluting, natural gas engines.  This may be a better option when the existing engines are based on old and outdated technology and strict emissions standards are in place.

United States

In the United States the installation and sale of our conversion systems for on-road applications is subject to regulations imposed by the EPA and the State of California Air Resource Board (“CARB”) with regard to sales and installations within California.  Simply put, meeting the EPA regulations and obtaining certification allows Omnitek to install and sell its conversion systems in 48 states, excluding California and Maryland.

In 2011, the EPA announced new regulations applicable to certifying and converting diesel and gasoline engines to operate on natural gas.  This was a milestone for the alternative fuel industry and a significant advancement in lessening dependence on foreign oil.  Converting diesel engines to operate on either liquefied natural gas or compressed natural gas provides an economical and environmental solution to new engine replacement. These new EPA regulations have made it possible for Omnitek to certify and convert diesel engines in a cost-effective manner and introduce the technology to the U.S. market.

As of the time of this report, CARB has yet to establish clear regulations and guidelines to certify and convert diesel and gasoline engines to operate on natural gas and therefore at the present time, despite Omnitek’s meeting of EPA standards, Omnitek cannot install and sell its conversion systems in the State of California.   Additionally, the State of Maryland also has its own regulations and does not follow the EPA requirements, therefore we cannot sell or install our conversion kits in the State of Maryland.

On January 22, 2013, the EPA approved the Company’s diesel-to-natural gas engine conversion system for the widely operated line of heavy-duty Navistar DT466E and DT530E engines under the specific and rigorous criteria related to the agency’s Outside Useful Life definition.   This certification allows Omnitek to install and sell its conversion systems in 48 states, excluding California and Maryland.

The Navistar DT466E and DT530E engines were produced in approximately 130 different configurations from 1996 through 2003, representing an estimated addressable market of 1.5 million potential conversions.  Industry sources estimate the total number of heavy-duty diesel trucks in the U.S. exceeds eight million and the large majority of these trucks could benefit from Omnitek’s patented technology.

It is anticipated that Omnitek will develop two to four engine conversion kits for the US market every year. Each new engine conversion kit development and certification will cost approximately $125,000.

Natural gas provides significant advantages over diesel fuel, including reduced emissions, plentiful supplies and favorable economics. Industry observers believe that up to eight million heavy-duty vehicles in the U.S. could benefit from a conversion to natural gas.  Replacing old diesel trucks with new natural gas-powered trucks is certainly an option, but it is much more expensive than engine conversions and natural gas engine manufacturers have very limited capacity and product offerings.

(3)           Distribution Methods of the Products or Services.

Omnitek currently has distributors in more than 12 countries which market and distribute its products.  The Company is continuously seeking additional global distribution partners to expand its distribution network.  In certain markets, outside the United States, the Company competes against other companies with greater resources, more established distribution channels and other competitive advantages, and the success of these competitors may harm our ability to generate revenues.  Please see the section entitled “Competition” below and also the relevant Risk Factors in ITEM IA below.

From time to time, Omnitek may enter into exclusive or non-exclusive distribution agreements with its dealers, distributors or authorized diesel-to-natural gas engine conversion kit installation centers.

Our products, as well as information regarding new product introductions and company news, are available online at our website, www.omnitekcorp.com.

(4)           Status of any publicly announced new product or service.

  On January 22, 2013, Omnitek announced that it had received EPA approval for its diesel-to- natural gas engine conversion kits for the widely operated line of Navistar DT466E and DT530E heavy-duty engines.
  On February 6, 2013, Omnitek announced the appointment of Nat Gas Solutions, based in Houston, Texas, as a dealer and authorized installer of its diesel-to-natural gas conversion systems in the region.
  On July 11, 2013, Omnitek announced it had been selected by the Puget Sound Clean Air Agency for a pilot project to demonstrate its diesel-to-natural gas engine conversion technology for drayage trucks serving the Port of Seattle, Washington, in support of the Port’s Clean Truck Program.  The project has a goal of meeting EPA emission standards for particulate emissions by 2017 for all drayage trucks serving the Port’s marine container terminals, estimated at more than 2,000 vehicles.
  On August 5, 2013, Omnitek announced the appointment of Tallman Truck Centre, based in Kingston, Ontario, Canada, as an authorized installation center for its diesel-to-natural gas engine conversion systems in the region.
  On August 26, 2013, Omnitek announced the appointment of Pennsylvania-based Cleveland Brothers Equipment Co., Inc. as an authorized installation center for its diesel-to-natural gas engine conversion systems in the region.
  On September 12, 2013, Omnitek announced the establishment of an office in Dallas, Texas to support diesel-to-natural gas engine conversion activities in the Southwest region of the United States.
  On October 3, 2013, Omnitek announced the appointment of Chesapeake, Virginia-based TFC Recycling as an authorized installation center for its diesel-to-natural gas engine conversion systems in the region.
  On October 8, 2013, Omnitek announced it has established a strategic alliance with Minneapolis, Minnesota-based diesel engine remanufacturer Reviva to produce a “drop-in” natural gas engine for the widely utilized Navistar DT466E and DT530E heavy-duty engines, with plans to offer additional engine models.
  On November 4, 2013, Omnitek announced it has selected the 12.7 L Detroit Diesel Series 60 and the Caterpillar C15 engine models -- representing the beginning of the second phase for the Puget Sound Clean Air Agency pilot project, which includes the development of diesel-to-natural gas engine conversion kits for these engine models and obtaining EPA approval.

(5)   Competitive business conditions and the Company’s competitive position in the industry and methods of competition.

Omnitek believes that the products it has developed have many important advantages some of which are performance, ease of use and lower cost.  Omnitek competes in only a small segment of the transportation and energy arena.  Most of the multinational corporations do not offer a complete solution for the markets the Company services.  Omnitek believes that competition in these markets is principally based on the quality of the product, performance, reliability, service, deliverability, and price.  Because of the Company’s limited financial resources, Omnitek could be at a competitive disadvantage compared to most other suppliers of competitive products and services outside the United States.

Competition pertaining to Complete Kits for Conversion from Diesel-to-Natural Gas.

Omnitek encounters competing products in countries where no emission standards are enforced, and where carbureted systems are still being used, such as China, India, Bangladesh, Peru, to name a few.  These systems can be used to convert low power diesel engines that are found in these countries.  When converting emissions controlled high power engines, as found in the US and western Europe, a fuel injected system, like the Omnitek system, must be used.

As of today, we are not aware of any direct competitors to our diesel-to-natural gas engine conversion technology for high power heavy-duty diesel engines required to meet EPA or CARB emission standards.  Suppliers like Fuel Systems Solutions, Bosch and Keihin supply mainly original equipment engine manufacturers and do not offer complete systems to convert diesel engines to natural gas.  Cummins only offers new natural gas engines, not engine conversion systems.

Several companies offer individual components that can be used on such engines, but none of these companies are offering “complete kits.”

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

Competition pertaining to Dual Fuel technology

The dual fuel technology, where natural gas is mixed with diesel and both fuels are used at the same time, offers low-money savings potential but is not considered a competing technology.

Competition pertaining to New Natural Gas Engines.

Under certain conditions it is not cost effective, or technologically feasible, to convert a diesel engine to operate on natural gas.  Emission standards sometimes dictate the use of highly sophisticated technology that cannot be easily retrofit onto an engine.  For those situations, Omnitek offers purpose built new natural gas engines which can be used in buses, trucks, generators and other stationary applications.

As of the time of this report there are a very limited number of new natural gas engine suppliers.  In the United States only Cummins offers EPA certified natural gas engines.  We believe that additional competitors will emerge as this market matures.

(6)           Sources and availability of raw materials and the names of the Principal Suppliers.

Omnitek does not utilize any specialized raw materials. We rely on nonaffiliated suppliers for various standard and customized components and on manufacturers of assemblies that are incorporated into our products.  We do not have long-term supply or manufacturing agreements with suppliers and manufacturers. In some instances alternative sources may be limited. If these suppliers or manufacturers experience financial, operational, manufacturing capacity, or quality assurance difficulties, or cease production and sale of such products, or if there is any other disruption in our relationships with these suppliers or manufacturers, we will be required to locate alternative sources of supply. Our inability to obtain sufficient quantities of these components, if and as required in the future, may subject us to:

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

During the year ended December 31, 2013, four suppliers accounted for 55% of products purchased compared with the year ended December 31, 2012, where four suppliers accounted for 29% of products purchased.

See Risk Factors Item “Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.”

(7)           Dependence on one or few major customers.

Omnitek believes that the diversity of the product line offered alleviates the dependence on any customer.  Through a widespread use of our product line, Omnitek is striving to develop a wide base of customers.  During the year ended December 31, 2013, eight customers accounted for approximately 55% of sales compared with the year ended December 31, 2012, where eight customers accounted for approximately 64% of sales.

(8)           Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

Omnitek holds the following Patents and Trademarks:

US Patents:

REG NO.	TITLE	FILING DATE	JURISDICTION
6,374,816	Apparatus and Method for Combustion Initiation	04/23/2001	United States
7,019,626	Multi-fuel Engine Conversion System and Method	03/03/2005	United States
7,426,920	Fuel Mixer Apparatus and Method	06/06/2007	United States

Trademarks:

MARK	REG. NO	CLASS	REG. DATE	OWNER	JURISDICTION
Omnitek	2811269	40	2/3/2004	Omnitek	United States

The protection of proprietary rights relating to Omnitek’s products and expertise is critical for our business. We intend to file additional patent applications to protect certain technology and improvements considered important to the development of our business.  Omnitek relies upon its trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position.

Although Omnitek intends to seek patent protection for its proprietary technology and products in the United States and in foreign countries, the patent positions of our products, are generally uncertain and involve complex legal and factual questions.  Consequently, we do not know whether any of the patent applications that we have and will consider filing will result in the issuance of any patents, or whether such patent applications will be circumvented or invalidated.  There can be no assurance that all United States patents that may pose a risk of infringement can or will be identified. Additionally, Omnitek has not sought to identify foreign patent applications that might affect existing patent applications currently on file with the Unites States Patent and Trademark Office. If Omnitek is unable to obtain licenses where it may have infringed on other patents, it could encounter delays in product market introductions while it attempts to design around such intellectual property rights, or could find that the development, manufacture or sale of products requiring such licenses could be prevented. In addition, we could incur substantial costs in defending suits brought against it on such intellectual property rights or prosecuting suits, which the Company brings against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of Omnitek. See number 5 above, “Competitive business conditions and the Company’s competitive position in the industry and methods of competition.”

Omnitek relies on certain patented and unpatented trade secrets for a significant part of its intellectual property rights, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology, or that Omnitek can meaningfully protect its rights to its unpatented trade secrets.  We intend to require each our employees, consultants and advisors to execute confidentiality agreements either upon the commencement of an employment or consulting relationship with Omnitek or at a later time.  There can be no assurance, however, that these agreements will provide meaningful protection for Omnitek’s trade secrets in the event of unauthorized use or disclosure of such information.

Omnitek does not believe that any of its products or other proprietary rights infringe upon the rights of third parties.  However, it cannot assure that others may not assert infringement claims against Omnitek in the future and recognize that any such assertion may require us to incur legal and other defense costs, enter into compromise royalty arrangements, or terminate the use of some technologies. Further, we may be required to incur legal and other costs to protect its proprietary rights against infringement by third parties.

Licenses and Royalty Agreements

Omnitek has not entered into any license and royalty agreements which have resulted in royalty payments.

Other Agreements

As part of the build-out of the U.S. operations and dealer network, we have entered into the following agreements:

•
On October 8, 2013, Omnitek established a strategic alliance with Minneapolis Minnesota-based diesel engine remanufacturer Reviva to produce a “drop-in” natural gas engine based on the widely utilized Navistar DT466E and DT530E heavy-duty engines, with plans to offer additional engine models.

•	On October 3, 2013, Omnitek appointed Chesapeake, Virginia-based TFC Recycling as an authorized installation center for its diesel-to-natural gas engine conversion systems in the region.

•	On September 12, 2013, Omnitek opened an office in Dallas, Texas to support diesel-to-natural gas engine conversion activities in the Southwest region of the United States.

•
On August 26, 2013, Omnitek appointed Pennsylvania-based Cleveland Brothers Equipment Co., Inc. as an authorized installation center for its diesel-to-natural gas engine conversion systems in the region.

•
On July 11, 2013, Omnitek was selected by the Puget Sound Clean Air Agency for a pilot project to demonstrate its diesel-to-natural gas engine conversion technology for drayage trucks serving the Port of Seattle, Washington, in support of the Port’s Clean Truck Program.

•
On August 5, 2013, Omnitek appointed Tallman Truck Centre, based in Kingston, Ontario, Canada, as an authorized installation center for its diesel-to-natural gas engine conversion systems in the region.

•
On January 22, 2013, Omnitek appointed Nat Gas Solutions, based in Houston, Texas, as a dealer and authorized installer of its diesel-to-natural gas conversion systems in the Southwest region of the United States.

•	On June 25, 2012, Omnitek entered into an agreement with a national refuse collection company to convert 21 diesel engines to natural gas as part of a pilot project.

(9)           Need of any governmental approval of principal products or services.

Omnitek’s products are presently sold to commercial users.  In the United States the installation and sale of our conversion systems for on-road and off-road applications is subject to regulations imposed by the EPA, as well as certain state agencies such as CARB, with regard to the sale and installation within California.  Conversion systems approved by the EPA can be sold and installed in 48 states, excluding California and Maryland.

CARB has yet to establish clear regulations and guidelines to certify and convert diesel engines to operate on natural gas and therefore Omnitek has not yet certified any engine conversion systems for sale in the State of California.  And, Maryland has its own regulations separate from the EPA which we will need to comply with before we can sell and install our conversion kits in Maryland.

Currently Omnitek has received EPA approval and certification for our diesel-to-natural gas conversion technology for the heavy-duty Navistar DT466E and DT530E.  Omnitek is and will continue to apply for approval and certification of additional engines.

(10)           Effect of existing or probable governmental regulations on the business.

See item number 9, immediately above, for a discussion of EPA and CARB regulation.

Omnitek is subject to the requirements of Regulation 13A under the Exchange Act, which require us to file with the Securities and Exchange Commission (the “Commission”), annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all other obligations of the Exchange Act applicable to issuers with stock registered pursuant to Section 12(g).  We are also subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “1934 Act”), which regulates proxy solicitations.

Management believes that these reporting obligations increase the Company’s annual legal and accounting costs by an estimated $50, 000 and $30,000, respectively.

Other than as set forth above, we are not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on our business.

(11)           Research and Development.

Research and development expenditures for the last two fiscal years, 2013 and 2012, were $292,228 and $285,745 respectively, and were comprised of charges for engine certification testing, purchase of equipment and parts for R&D, and the cost of personnel in the development of products and services.

In some cases, a customer will send an engine to our location and pay to have a conversion kit developed for a specific engine and/or application.  In this case, we require an up-front payment from the customer.

It is anticipated that Omnitek will develop 2 to 4 conversion kits for the U.S. market every year.  Each kit development and certification will cost up to $125,000.

(12)           Costs and effects of compliance with environmental laws.

Except as discussed above in item number 9, Omnitek’s business activities are not subject to any environmental laws and we do not anticipate that our  future business activities will subject Omnitek  to any environmental compliance regulations.

(13)           Number of total employees and number of full-time employees.

As of the date of this report, we employ a total of 19 persons all of which are full-time employees.  These full-time employees include, Werner Funk and Alicia Rolfe who are also officers, and in the case of Mr. Funk a director, of Omnitek.  We believe we have a good working relationship with our employees, who are not represented by a collective bargaining organization, and there no organized labor agreements or union agreements between Omnitek and any employees exist.

Omnitek is outsourcing certain services that are not proprietary in nature.  We intend to continue to use the services of independent consultants and contractors to perform various professional services.  We believe that this use of third-party service providers will enhance our ability to contain general and administrative expenses.

Reports to Security Holders

The public may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Eastern Time.  Information may be obtained on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.  Moreover, we maintain a website at http://www.omnitekcorp.com that contains important information about Omnitek.  This information is publicly available and is updated regularly.

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

The U.S. economy has deteriorated significantly over the last several years.  If economic conditions and unemployment rates continue to deteriorate or do not improve, our target consumer base may be disproportionately affected.  In addition, a large proportion of our target customers work in industries that may be disproportionately affected by a downturn in the U.S. economy.  Stagnant economic growth and high unemployment are likely to negatively affect our customers' ability to purchase our goods.  The resulting impact of such economic conditions on our customers and on consumer spending could have a material adverse effect on demand for our products and on our business, financial condition and operating results.

Our performance is influenced by a variety of economic, social, political factors

Our performance is influenced by a variety of economic, social, and political factors.  Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect our customer spending on Omnitek products and adversely affect the demand for our products.  Economic conditions also affect governmental political and budgetary policies. As a result, economic conditions can have an effect on the sale of our products to our customers.

The global economic crisis could result in decreases in customer spending

Omnitek operates in competitive and evolving markets locally, nationally and globally.  These markets are subject to rapid technological change and changes in demand.  In seeking market acceptance, we will encounter competition from many sources, including other well-established and dominant larger providers such as Bosch, Siemens, Cummings, Volvo and Mercedes.  Many of these competitors have substantially greater financial, marketing and other resources than Omnitek.  Our revenue could be materially adversely affected if it is unable to compete successfully with these other providers.  The current economic climate has resulted in a decrease in customer spending, and Omnitek is facing more competition as a result.

There is uncertainty relating to the ability of the company to enforce its rights under the content partner agreements

Many of the partner agreements are with foreign entities and are governed by the laws of foreign jurisdictions.  If a partner breaches a partner agreement, Omnitek will incur the additional costs of determining its rights and obligations under the agreement, under applicable foreign laws, and enforcing the agreement in a foreign jurisdiction.  Many of the jurisdictions to which partner agreements are subject do not have sophisticated and/or impartial legal systems and we may face practical difficulties in enforcing any of its rights in such jurisdictions.  Omnitek may not be able to enforce such rights or may determine that it would be too costly to enforce such rights.  In addition, some of the partner agreements contain arbitration provisions that govern disputes under the agreements and there is uncertainty with respect to the enforceability of such arbitration provisions under the laws of related foreign jurisdictions. If a dispute were to arise under a partner agreement and the related arbitration provision was not effective, Omnitek would be exposed to the additional costs of settling the dispute through traditional legal avenues rather than through an arbitration process.

The Company may be subject to other third-party intellectual property rights claims

Companies in our industry often own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.  As competition in the industry increases, the possibility of intellectual property rights claims against Omnitek may grow.  Omnitek’s technologies may not be able to withstand third-party claims or rights against their use.  Intellectual property claims, whether having merit or otherwise, could be time consuming and expensive to litigate or settle and could divert management resources and attention.  In addition, many of Omnitek’s agreements require that Omnitek indemnify them for third-party intellectual property infringement claims, which could increase Omnitek’s costs as a result of defending such claims and may require that Omnitek pay the damages if there were an adverse ruling in any such claims.  If litigation is successfully brought by a third party against Omnitek in respect of intellectual property, Omnitek may be required to cease distributing or marketing certain products or obtain licenses from the holders of the intellectual property at material cost, redesign affected products in such a way as to avoid infringing intellectual property rights, any or all of which could materially adversely affect our business, financial condition and results of operations.  If those intellectual property rights are held by a competitor, Omnitek may be unable to obtain the intellectual property at any price, which could also adversely affect our competitive position.  An adverse determination could also prevent Omnitek from offering its products.  Any of these results could harm our business, financial condition and results of operations.

The Company is subject to foreign business, political and economic disruption risks

Omnitek contracts with various entities from around the world.  As a result, we are exposed to foreign business, political and economic risks, which could adversely affect our financial position and results of operations, including:

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

Early stage of the Company and its products

Omnitek has generated limited revenue from operations, and may not generate any significant or sufficient revenue from its current operations to continue future operations.  A very limited number of our products are currently in the marketplace.  However, to achieve profitable operations, Omnitek, alone or with others, must successfully initiate and maintain sales and distribution of our products.  The time frame necessary to achieve market success for any individual product is uncertain.  There can be no assurance that Omnitek’s efforts will be successful, that any of our  products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and sustain customer as well as distribution approval.

Omnitek’s results can also be affected by the ability of competition to introduce new products that have advantageous technology or the competition's ability to adjust its pricing to reduce our competitive advantage.  Results will also be affected by strategic decisions made by the management regarding product volume, mix, and timing of orders received during operations.  See Item 1 “Description of Business.”

Uncertainty of future profitability

Omnitek will require the commitment of substantial resources to increase its advertising, marketing and distribution of its existing products.  While we believe that the additional advertising, marketing and distribution will further enhance our profitability, there can be no assurance that Omnitek’s products will meet the expectations and effectiveness required to be competitive in the market place, that Omnitek will enter into arrangements for commercialization, market its products successfully, or achieve customer acceptance.

Future capital requirements; uncertainty of future funding

Substantial expenditures will be required to enable Omnitek to conduct existing product research, manufacturing, marketing and distribution of its products and Intellectual Property.  Omnitek may need to raise additional capital to facilitate growth and support its long-term manufacturing, and marketing programs.  Omnitek has no established bank-financing arrangements and until we have sufficient assets, capital, and inventory or accounts receivable, it is not anticipated that we will secure any bank financing in the near future.  Therefore, it is likely that Omnitek may need to seek additional financing through subsequent future public or private sales of its securities, including equity securities.  Omnitek may also seek funding for the manufacturing, and marketing of its products through strategic partnerships and other arrangements with corporate partners.  There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable Omnitek, if at all.  Any such additional financing may result in significant dilution to existing stockholders.  If adequate funds are not available, we may be required to curtail one or more of our programs.  Omnitek’s future cash requirements will be affected by the revenue generated from the sale of its products, the costs of production and marketing, as well as relationships with corporate partners, changes in the focus and direction of Omnitek’s programs, competitive and technological advances, and other factors.

Dependence on others; manufacturing capabilities and limited distribution capabilities

An important element of Omnitek’s strategy for the marketing and release of its products is to enter into various arrangements with distribution and retail partners.  The success and commercialization of Omnitek’s products will be dependent, in part, upon Omnitek’s ability to enter into such arrangements and upon the ability of these third parties to perform their responsibilities.  Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within our control.  There can be no assurance that any such arrangements will be available on terms acceptable to Omnitek, if any at all, and that such parties will perform their obligations as expected, or that any revenue will be derived from such arrangements.  If Omnitek is not able to enter into such arrangements, it could encounter delays in introducing its products into the market.  See “Business.”

Omnitek plans to assemble its product line in-house after receiving components from outside vendors.  Other products or components for future products may be produced or manufactured by outside companies for Omnitek.  Therefore, Omnitek may be dependent on contract manufacturers for the production and manufacturing of certain products or components for products.  In the event that we are unable to obtain or retain the necessary manufacturers for components or products on acceptable terms, we may not be able to continue to commercialize and market our products as planned.  The manufacture of Omnitek’s products will be subject to current good manufacturing practices (“GMP”) requirements prescribed by Omnitek in order to meet the specifications and other standards prescribed by Omnitek to satisfy the anticipated and appropriate levels of operations and effectiveness when in use.  There can be no assurance that we will be able to (i) obtain adequate supplies of its products in a timely fashion at acceptable quality and prices, (ii) enter into arrangements for the manufacture of products with manufacturers whose facilities and procedures comply with Omnitek’s GMP or other regulatory requirements, should any such regulatory requirements arise, (iii) or that manufacturers will continue to comply with such standards, or (iv) that such manufacturers will be able to adequately meet Omnitek product needs.  Omnitek’s dependence upon others for the manufacture of its proposed products may adversely affect our ability to develop and deliver products on a timely and competitive basis.

In addition, Omnitek does not now have, nor does it have current plans to acquire or obtain, the facilities, or personnel necessary to conduct its own full-scale distribution of its products.  Consequently, Omnitek will have to rely on existing commercial distribution channels for the sale of its products. There can be no assurance that Omnitek will be able to secure sufficient distribution of any of its products on acceptable terms.

Approximately eight customers accounted for 55% of revenue for the year ended December 31, 2013, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability

These customers are free to purchase conversion kits and new natural gas engines from our competitors who may have more established distribution channels and other competitive advantages, such as price.  In addition, our customers’ need for our conversion kits and new natural gas engines depends on the worldwide and regional fuel prices, and the various governmental regulations.  If any of the latter factors change significantly, our customers’ demand for our products might decline substantially.

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

Each of the following could also significantly harm our operating results:

•	an unwillingness of a supplier to supply such components to us;
•	consolidation of key suppliers;
•	failure of a key supplier’s to provide enough components;
•	a key supplier’s, or sub-supplier’s, inability to access credit necessary to operate its business; or
•	failure of a key supplier to remain in business.

Risk of technological obsolescence and competition

Omnitek operates in an ever-evolving field.  Developments are expected to continue at a rapid pace in the industry in general.  Competition from other large companies, joint ventures, research and academic institutions and others is intense and expected to increase.  Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than Omnitek, and many have substantially greater experience in conducting testing, manufacturing and marketing of products.  These entities represent significant long-term competition for Omnitek.  There can be no assurance that developments by others will not render our technologies and future products obsolete or noncompetitive.  In addition, Omnitek’s competitors might succeed in developing or purchasing technologies and products that are more effective than those that are being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive.  See “Business – Competition.”

Dependence upon key personnel

Our success in developing marketable products and achieving a competitive position will depend, in part, on its ability to retain qualified engineers, management and marketing personnel and in particular, to retain the services of Werner Funk, upon whose we are totally reliant on for the development of products for the Company.  In the event of the death, incapacity or departure of Mr. Funk from Omnitek, it is unlikely that we would be able to continue conducting our business plan.  Even if we are able to find additional personnel to replace Mr. Funk it is uncertain whether we could find someone who could develop our business along the lines described in this report.  We will fail without Mr. Funk or an appropriate replacement. We have acquired “key–man” life insurance on the life of Mr. Funk naming Omnitek as the beneficiary however there is no guarantee that this policy would be adequate to allow us to continue to operate in the event Mr. Funk should be unable to continue in his current position due to death, incapacity or some other unforeseen event.

Omnitek has an Employment Agreement in place with Mr. Funk that provides for continued service in his current capacities through October of 2017 and thereafter on a year-to-year basis.  See “Narrative Disclosure to Summary Compensation Table” for details of Employment Agreements.

Changes of prices for products

While the prices of our products are projected to be in line with those from market competitors, there can be no assurance that they will not decrease in the future.  Competition may cause us to lower prices in the future.  Moreover, it is difficult to raise prices even if internal costs increase.

Creditworthiness of distributors is an ongoing concern

Omnitek may not always be able to collect all of the funds owed to it by its distributors.  Some distributors may experience financial difficulties which may adversely impact our collection of accounts receivable.  We regularly review the collectability and creditworthiness of our distributors to determine an appropriate allowance for credit to such distributors.  If our uncollectible accounts exceed that amount for which we have planned, this would adversely impact our operating results.  Omnitek tries to minimize this concern by selling most of its products by way of prepaid purchase orders.

C Corporation tax status

Omnitek is a C Corporation under the Internal Revenue Code of 1986.  All items of income and loss are taxed first at the corporate level and any dividends distributed to shareholders are taxed at the shareholder level as well.

Limited current sales and marketing capability

Though Omnitek has key personnel with experience in sales, marketing and distribution to market its products, we must either retain and hire the necessary personnel to distribute and market its products or enter into collaborative arrangements or distribution agreements with third parties who will market such products or develop their own marketing and sales force with technical expertise and supporting distribution capability.  There can be no assurance that we will be able to retain or hire the personnel with sufficient experience and knowledge to distribute and market its products or be able to enter into collaborative or distribution arrangements or develop its own sales force, or that such sales and marketing efforts, including the efforts of the companies with which Omnitek has entered into collaborative agreements, will be successful.

Trading and limited market

At the present time, Omnitek common stock is traded on the OTCBB under the symbol OMTK.  There is currently a limited public market for the Common Stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained.  However, should such a market arise, the possibility or actual sale into the market of shares, as permitted under Rule 144 of the Securities Act of 1933, may adversely affect prevailing market prices, if any, for Omnitek’s Common Stock and could impair our ability to raise capital through the sale of its equity securities.  In order to qualify for unrestricted resale of Common Stock under Rule 144, certain holding periods must be met and a legal opinion setting forth the exemption from registration must be provided.  Further, there is no assurance that Rule 144 will be applicable to Omnitek and investors may not be able to rely on its provisions now or in the future.  In addition, sales of significant amounts of Common Stock by Omnitek could have an adverse effect on the market price.

No dividends

No cash dividends have been paid.  Payment of dividends on the Common Stock is within the discretion of the Board of Directors, is subject to state law, and will depend upon our earnings, if any, its capital requirements, financial condition and other relevant factors.

Possible volatility of stock price

The market price of our securities is likely to be highly volatile.  Factors such as the market acceptance of Omnitek’s products, success of distribution channels or its competitors, announcements of technological innovations or new commercial products by us or our competitors, developments in trademark, patent or other proprietary rights of Omnitek or our competitors, and fluctuations in our operating results may have a significant effect on the market price of the Common Stock.  In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of many companies and which have often been unrelated to the operating performance of these companies.  These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price, if a market develops, of the Common Stock.  See “Description of Capital Stock.”

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which require us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder.  In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel will have to review and assist in the preparation of such reports.  The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys.  However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.  We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release 33-8889 we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the year.If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Management believes that these reporting obligations will increase Omnitek’s annual legal and accounting costs by an estimated $50,000 and $30,000, respectively.

Penny stock regulations

If Omnitek’s stock is below $5.00 per share, or we do not have $2,000,000 in net tangible assets, or are not listed on an exchange or on the NASDAQ National Market System, among other conditions, our shares may be subject to a rule promulgated by the Securities and Exchange Commission (the “SEC”) that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale.  Furthermore, if the price of Omnitek’s stock is below $5.00, and does not meet the conditions set forth above, sales of our stock in the secondary market will be subject to certain additional new rules promulgated by the SEC.  These rules generally require, among other things, that brokers engaged in secondary trading of stock provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and disclosure of the sales person working for the broker-dealer.  These rules and regulations may affect the ability of broker-dealers to sell Omnitek's securities, thereby limiting the liquidity of the securities.  They may also affect the ability of shareholders to resell their securities in the secondary market.

ITEM 2.                      PROPERTIES

The Company owns no real property and has a five-year lease agreement for its principal executive offices and related engineering and assembly facilities located in approximately 25,000 square feet of space at 1333 Keystone Way, Suite 101, Vista, California 92081.  During the year ended December 31, 2013, lease payments were $168,562.  We were located in a different facility for the fiscal year ended December 31, 2012, with lease payments of  $133,577.  The new space should be adequate for our needs for the next few years, however as the Company enters the U.S. market, there is the possibility we will need to expand our facilities again.

In August of 2013, the Company began leasing a shared office space, which is used on a part time basis, located at 8117 Preston Road, Suite 300, Dallas, Texas 75225.  In the fiscal year ended December 31, 2013 we paid $2,214.

ITEM 3.                      LEGAL PROCEEDINGS

On August 20, 2013, Omnitek filed a complaint against CNG One Source, Inc., a Pennsylvania corporation (“CNG”) for declaratory judgment of patent non-infringement on patent nos. 8,011,094 and 6,910,269 and declaratory invalidity on the same two patents in the United States District Court, Southern District of California, case number 13-cv-1948-CAB-NLS.

Before the above lawsuit could be served on CNG, on October 9, 2013, CNG filed a complaint for monetary damages under a claim of copyright infringement, unfair competition, unjust enrichment, conversion and trespass to chattels, seeking damages in excess of $75,000 in the United States District Court, Western District of Pennsylvania, case number Case 13-cv-00304-SPB.  The crux of this suit alleges that Omnitek was infringing on CNG’s copyrighted materials.  On October 30, 2013, CNG filed a dismissal of their claim without prejudice.  Omnitek never received any service of process regarding this lawsuit, did not answer said complaint or otherwise appear, and was only made aware of the lawsuit’s existence through its own research.

On October 23, 2013, Omnitek filed a second amended complaint to their original lawsuit against CNG and further naming ESI Aftermarket, Inc., a Pennsylvania corporation (“ESI”), as an additional defendant and amending their complaint to reflect claims of patent infringement on our patent no. 7,426,920, abuse of process, unfair competition in addition to its earlier claims of patent non-infringement and declaratory invalidity.

On December 10, 2013, we filed a third amended complaint against CNG, ESI and further naming Karen Teslovich and Darius Teslovich, and amending their complaint to reflect claims of alter ego in addition to the patent infringement on Omnitek’s patent no. 7,426,920, abuse of process, unfair competition, patent non-infringement and declaratory invalidity.

In response to the third amended complaint, CNG, ESI, Karen and Darius Teslovich have filed motions to dismiss the case for lack of personal jurisdiction or, in the alternative, to transfer venue to Pennsylvania.   Omnitek is currently awaiting a decision on the pending motions.  To date, no substantive Answer has been filed by any defendant.

We believe the merits of our case are valid and strong and will continue to pursue this matter to its conclusion.

Other than as set forth above, we are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against Omnitek. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of Omnitek's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

PART II.

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on OTCBB under the symbol “OMTK.”   The following table sets forth, in U.S. dollars the high and low sale prices for each of the calendar quarters indicated, as reported by the OTCBB.  The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	Company Common Stock Prices
	High	Low
2013
Quarter ended December 31	$2.98	$2.35
Quarter ended September 30	2.82	1.78
Quarter ended June 30	2.55	2.10
Quarter ended March 31	2.70	1.51

2012
Quarter ended December 31	$1.93	$1.02
Quarter ended September 30	3.12	1.60
Quarter ended June 30	4.39	1.79
Quarter ended March 31	6.55	1.84

There is currently a limited public market for the Common Stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained.  However, should such a market arise, the possibility or actual sale into the market of shares of Omnitek's Common Stock as permitted under Rule 144 of the Securities Act of 1933 may adversely affect prevailing market prices, if any, for Omnitek's Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities.  In order to qualify for unrestricted resale of Common Stock under Rule 144, certain holding periods must be met and a legal opinion setting forth the exemption from registration must be provided.  Further, there is no assurance that Rule 144 will be applicable to the Company and investors may not be able to rely on its provisions now or in the future. In addition, sales of significant amounts of Common Stock could have an adverse effect on the market price, if any, for the our securities.

The market price of Omnitek’s common stock will likely fluctuate significantly in response to the following factors, some of which are beyond the Company’s control: variations in its quarterly operating results; changes in financial estimates of its revenues and operating results by securities analysts; changes in market valuations of similar companies; announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; future sales of its common stock; stock market price and volume fluctuations attributable to inconsistent trading volume levels of its stock; commencement of, or involvement in, litigation.

On March 25, 2014, the last bid and ask of our common stock as reported on the OTCBB was $2.25 and $2.55, respectively.

Holders

There were approximately 39 holders of record of Omnitek’s Common Stock as of March 31, 2014.

Dividends

Common Stock - No dividends have ever been paid on the Common Stock and er do not currently anticipate paying any cash or other dividends on the Common Stock.  Future dividend policy will be determined by the Board of Directors in light of prevailing financial need and earnings, if any, and other relevant factors.

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

Payment of dividends on the Common Stock and Preferred Stock is within the discretion of the Board of Directors, is subject to state law, and will depend upon our earnings, capital requirements, financial condition and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2013 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,325,000	$2.28	5,565,000
Equity compensation plans not approved by stockholders	0	0	0
Total	3,325,000	$2.28	5,565,000

On September 1, 2006, the Board of Directors adopted the Omnitek Engineering Corp. 2006 Long-term Incentive Plan (the “2006 Plan”), under which 1,000,000 shares of Common Stock were reserved for issuance to attract and retain employees, consultants, and directors and to provide such persons with incentives and awards for superior performance and providing services to the Company.  The 2006 Plan is administered by a committee comprised of the Board of Directors or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.  On November 30, 2007, the Board of Directors authorized the increase of shares available under the 2006 Plan to 10,000,000 post-split adjusted shares.

On August 3, 2011, the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Common Stock were reserved for issuance by the company to attract and retain employees, consultants, and directors and to provide such persons with incentives and awards for superior performance and providing services to the Company.  The 2011 Plan is administered by a committee comprised of the Board of Directors or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2013.

Recent Sales of Unregistered Securities

On August 3, 2013, the anniversary date of their appointment to the Board of Directors, Omnitek granted to Gary S. Maier and George G. Chachas, a non-qualified stock option to purchase twenty-five thousand (25,000) shares of the Company’s common stock at an exercise price of $1.81 per share (i.e. eighty-five percent (85%) of the closing price of the common stock as of August 2, 2013).  Such Options shall be exercisable for a period of five years.  The Option vested and is exercisable immediately. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with our business plan and proposed activities at the time of issuance, and possessed information regarding the Company necessary to make an informed investment decision.

On September 16, 2013 (“Date of Grant”), Omnitek granted to its CFO, Alicia Rolfe, a Stock Option to pursuant to the 2011 Long-Term Incentive Plan, to purchase 100,000 shares of common stock, at an exercise price of $2.74 per share representing 110% of the average of the closing price of the common stock as reported on the OTCBB for the prior 15 trading day periods. One-forty eight (1/48) of the total number of shares subject to the Option shall vest and become exercisable at the end of each month following the Date of Grant the same day of each month as the Date of Grant, so that all shares subject to the Options will be fully vested on the fourth anniversary of the Date of Grant.  The Options are exercisable for a period of seven years from the Date of Grant and will be incentive stock options to the extent permitted by applicable law. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with our business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

On October 23, 2013, the date of his appointment to the Board of Directors, Omnitekgranted to John M. Palumbo, a non-qualified stock option to purchase twenty-five thousand (25,000) shares of the Company’s common stock at an exercise price of $2.33 per share (i.e. eighty-five percent (85%) of the closing price of the common stock as of October 23, 2013).  Such Options shall be exercisable for a period of five years.  The Option shall vest and be exercisable immediately.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

On November 18, 2013, Omnitek’s Vice President, Janice M. Quigley, exercised a portion of a stock option and purchased 10,000 shares of common stock, at an exercise price of $0.525 per share.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individual receiving the options were intimately acquainted with our business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

ITEM 6.                 SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

A.           Results of Operations

For the twelve months ended December 31, 2013 and 2012

Revenues decreased to $1,052,518 for 2013 from $1,899,740 in 2012, a decrease of $847,222, or 45%.  Revenues were negatively impacted by the appreciation of the U.S. Dollar against the local currencies in certain international markets, as well as lower sales during the quarter from certain foreign customers who delayed or cancelled orders due to increases in local natural gas prices.  In addition, revenues derived from OE customers were impacted by model-year changeovers, which delayed order shipments.  The Company remains focused on increasing international and domestic sales and expanding its EPA-approved engine model offerings. Initial shipments of company’s conversion kits commenced late in 2013.

Our cost of sales decreased to $703,630 in 2013 from $971,927 in 2012, a decrease of $268,297. Our gross margin was 33% in 2013 compared with 49% in 2012.  Gross margin for the quarter was impacted by lower sales volume and product mix, as well as fixed overhead and labor costs that could not be absorbed due to the revenue decrease.

Our operating expenses for 2013 were $2,027,070 compared with $2,333,924 in 2012, a decrease of $306,854 or 13%.  General and administrative expense for 2013 was $1,711,440 compared with $2,041,447 in 2012.  The decrease is due primarily to option and warrant expense of $314,467 in 2013 compared with $653,856 in 2012 and private placement expenses of $-0- in 2013 compared with $416,441 in 2012.  Major components of general and administrative expenses in 2013 were professional fees of $114,818, rent expense of $170,776, and salary and wages of $491,806. This compares with professional fees of $154,175, rent expense of $133,577, and salary and wages of $287,135 during 2012. In 2013, salary and wages were higher by approximately $204,671 due primarily to additions to staff in preparation for domestic sales of conversion kits.  Research and development outlays were increased to $292,228 in 2013 compared with $285,745 in 2012 as we develop diesel to natural gas conversion kits for additional engines.

Our net loss in 2013 was $1,614,188, or $0.08 per share, compared with a net loss of $1,371,453, or $0.07 per share, in 2012. The increased loss was the result of lower sales in 2013 compared with 2012.

Results for the twelve months ended December 31, 2013 reflect non-cash expenses, including the value of options and warrants granted in the amount of $314,467 and depreciation and amortization of $22,206. For the twelve months ended December 31, 2012, non-cash expenses for the value of options and warrants granted were $653,856 and depreciation and amortization of $6,369.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for approximately 12 months.

Liquidity and Capital Resources

Overview

For the twelve months ended December, 2013 and 2012

At December 31, 2013, our current liabilities totaled $504,757 and our current assets totaled $4,357,029, resulting in positive working capital of $3,852,272 and a current ratio of 8.63.  We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis and that our liquidity is sufficient for at least the next twelve months.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $9,409,343 at December 31, 2013.

Operating Activities

We have realized a negative cash flow from operations of $2,266,417 for the twelve months ended December 31, 2013 compared with a negative cash flow of $1,142,331 during the twelve months ended December 31, 2012.

Included in the net loss of $1,614,188 for the twelve months ended December 31, 2013 are non-cash expenses, which are not a drain on our capital resources.  During 2013, these non-cash expenses include the value of options and warrants granted in the amount of $314,467 and depreciation and amortization of $22,206.  Excluding these non-cash amounts, our EBITDA for the twelve months ended December 31, 2013 would have been a loss of $1,277,515.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policiesand Estimates

Omnitek’s financial statements are prepared using the accrual method of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where significant estimates are required include the following:

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.

Inventory is stated at the lower of cost or market.  Omnitek’s inventory consists of finished goods and raw material.  Omnitek identifies items in its inventory that have not been sold in a timely manner.  Accordingly, we have established an allowance for the cost of such slow moving or obsolete inventory.

Omnitek assesses the recoverability of its long lived assets annually and whether circumstances would indicate that there may be an impairment.  Omnitek compares the estimated undiscounted future cash flows to the carrying value of the long lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, Omnitek recognizes the impairment immediately.

Omnitek accounts for income taxes in accordance with Accounting Standards Codification Topic 740, which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.  A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.  Omnitek uses historical experience to determine the likely-hood of realization of deferred tax liabilities and assets.

Revenue Recognition

Omnitek recognizes revenue from the sale of new natural gas engines and components to convert existing diesel engines to natural gas engines.  Revenue is recognized upon shipment of the products, and when collection is reasonably assured.

Accounting for Income Taxes

Omnitek accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.  A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

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

At the adoption date of November 1, 2007, Omnitek had no unrecognized tax benefit which would affect the effective tax rate if recognized.

Omnitek includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2013, Omnitek had no accrued interest or penalties related to uncertain tax positions.

Omnitek files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, Omnitek is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2006.

At December 31, 2013, Omnitek had net operating loss carry forwards of approximately $4,370,287 through 2034.  No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Recently Issued Accounting Pronouncements

Omnitek has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on Omnitek’s financial position, or statements.

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

December 31, 2013 and 2012

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Omnitek Engineering Corp.

We have audited the accompanying balance sheets of Omnitek Engineering Corp. (the Company) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Omnitek Engineering Corp. as of December 31, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 31, 2014

OMNITEK ENGINEERING CORP.
Balance Sheets

ASSETS

	December 31,	December 31,
	2013	2012

CURRENT ASSETS
Cash	$1,057,836	$3,192,761
Accounts receivable, net	38,261	120,547
Accounts receivable - related parties	33,369	26,455
Inventory, net	2,225,868	1,133,595
Prepaid expense	21,474	7,440
Deposits	62,973	331,760
Short-term investments, net	917,248	-

Total Current Assets, net	4,357,029	4,812,558

FIXED ASSETS, net	118,460	14,560

OTHER ASSETS
Long-term investments, net	-	1,201,671
Intellectual property, net	2,872	5,218

Total Other Assets	2,872	1,206,889

TOTAL ASSETS	$4,478,361	$6,034,007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$91,744	$317,106
Accrued management compensation	189,466	264,717
Accounts payable - related parties	1,475	-
Customer deposits	222,072	184,109

Total Current Liabilities	504,757	765,932

Total Liabilities	504,757	765,932

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,759,582 and 19,749,582 shares issued and outstanding,
respectively	8,201,311	8,196,061
Additional paid-in capital	5,181,636	4,867,169
Accumulated deficit	(9,409,343)	(7,795,155)

Total Stockholders' Equity	3,973,604	5,268,075

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,478,361	$6,034,007

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31	December 31
	2013	2012

REVENUES	$1,052,518	$1,899,740
COST OF GOODS SOLD	703,630	971,927
GROSS MARGIN	348,888	927,813

OPERATING EXPENSES

General and administrative	1,711,440	2,041,447
Bad debt expense	1,196	363
Research and development expense	292,228	285,745
Depreciation and amortization expense	22,206	6,369

Total Operating Expenses	2,027,070	2,333,924

LOSS FROM OPERATIONS	(1,678,182)	(1,406,111)

OTHER INCOME

Interest expense	(13)	(490)
Interest income	64,807	35,948

Total Other Income	64,794	35,458

LOSS BEFORE INCOME TAXES	(1,613,388)	(1,370,653)
INCOME TAX EXPENSE	800	800

NET LOSS	$(1,614,188)	$(1,371,453)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)	$(0.07)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,750,787	19,092,975

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2011	17,137,812	$2,659,299	$4,213,313	$(6,423,702)	$448,910

Common stock issued as
collateral for note payable	100,000	-	-	-	-

Common stock issued for cash	2,611,770	5,536,762			5,536,762

Common stock canceled
as collateral for note payable	(100,000)	-	-	-	-

Values of options and warrants
issued for services	-	-	653,856		653,856

Net loss for the year ended
December 31, 2012	-	-	-	(1,371,453)	(1,371,453)

Balance, December 31, 2012	19,749,582	8,196,061	4,867,169	(7,795,155)	5,268,075

Value of options and warrants
issued for services	-	-	314,467	-	314,467

Exercise of warrants and options for cash	10,000	5,250	-	-	5,250

Net loss for the twelve months ended
December 31, 2013	-	-	-	(1,614,188)	(1,614,188)

Balance, December 31, 2013	19,759,582	$8,201,311	$5,181,636	$(9,409,343)	$3,973,604

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(1,614,188)	$(1,371,453)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	22,206	6,369
Amortization of premium on investments	34,424	26,552
Allowance for bad debt	-	5,000
Options and warrants granted	314,467	653,856
Changes in operating assets and liabilities:
Accounts receivable	82,285	(112,041)
Accounts receivable–related parties	(6,914)	(9,740)
Deposits	268,787	(289,817)
Prepaid Expense	(14,034)	(4,928)
Inventory	(1,092,273)	(113,478)
Accounts payable and accrued expenses	(225,364)	259,279
Customer deposits	37,963	(102,499)
Accounts payable-related parties	1,475	(2,568)
Accrued management compensation	(75,251)	(86,863)

Net Cash Used in Operating Activities	(2,266,417)	(1,142,331)

INVESTING ACTIVITIES
Purchase of long-term investments	-	(1,228,223)
Maturity of long-term investments	250,000	-
Purchase of property and equipment	(123,758)	(4,643)

Net Cash Provided by (Used in) Investing Activities	126,242	(1,232,866)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	5,536,762
Repayment of note payable	-	(40,000)
Exercise of warrants and options for cash	5,250	-
Proceeds of Note Payable	-	40,000

Net Cash Provided by Financing Activities	5,250	5,536,762

NET INCREASE (DECREASE) IN CASH	(2,134,925)	3,161,565
CASH AT BEGINNING OF YEAR	3,192,761	31,196

CASH AT END OF PERIOD	$1,057,836	$3,192,761

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$13	$490
Income taxes	$800	$800

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

c.                  Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.   Allowance for doubtful accounts for the years ended December 31, 2013 and 2012 was $15,000 and $15,000, respectively.

d.                  Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,087,137 and 2,169,855 stock options and warrants that would have been included in the fully diluted earnings per share as of December 31, 2013 and 2012, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti-dilutive.

e.                  Property and Equipment

Property and equipment are recorded at cost.  Depreciation and amortization are calculated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets ranging from three to five years.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.                  Newly Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or financial statements.

g.                  Provision for Income Taxes

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2013, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

h.                  Estimates

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

i.                  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the year ended December 31, 2013 and 2012, the Company expensed $35,800 and $28,672, respectively.

j.                  Revenue Recognition

The Company recognizes revenue from the sale of new engines for use with compressed natural gas and engine components to convert existing engines to compressed natural gas use.  Revenue is recognized upon shipment of the products, and when collection is reasonably assured.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

k.                  Concentration of Risks

Customers

During the year ended December 31, 2013, eight customers accounted for approximately 55% of sales.
During the year ended December 31, 2012, eight customers accounted for approximately 64% of sales.

Suppliers

During the year ended December 31, 2013, four suppliers accounted for 55% of products purchased.
During the year ended December 31, 2012, four suppliers accounted for 29% of products purchased.

l.                  Long – Lived Assets

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances would indicate that there may be an impairment.  The Company compares the estimated undiscounted future cash flows to the carrying value of the long-lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, the Company will recognize the impairment immediately. No impairment expense was recognized as of December 31, 2013.

m.                Research and Development

The Company expenses the costs of researching and developing its products during the period incurred. During the years ended December 31, 2013 and 2012, the Company incurred research and development expenses of $292,228 and $285,745, respectively.

n.                Liquidity

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2013, the Company had an accumulated deficit of $9,409,343 and total stockholders’ equity of $3,973,604.  At December 31, 2013, the Company had current assets of $4,357,029 including cash and cash equivalents of $1,057,836, and current liabilities of $504,757, resulting in working capital of $3,852,272. For 2013, the Company reported a net loss of $1,614,188 and net cash used by operating activities of $2,266,417. Management believes that based on its operating plan, the projected sales for 2014, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows, it may require additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

o.                Stock- Based Compensation

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

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

p.           Held to Maturity Investments

During 2012, the Company purchased various corporate bonds. The Company intends to hold the bonds to maturity. Accordingly, the Company has recorded and is amortizing the premium on the bonds over the remaining life. As of December 31, 2013, the Company has amortized $45,299 of the premium leaving an amortized cost basis remaining of $917,248. During the year ended December 31, 2013 and 2012 the Company had correlating amortization expense of $34,424 and $26,552, respectively.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California at December 31, 2013 and San Marcos, California at December 31, 2012 consisted of the following:

	December 31,	December 31,
Location : Vista and San Marcos, CA respectively	2013	2012
Raw materials	$1,191,550	$806,700
Finished goods	1,621,201	684,273
In transit	23,269	270,151
Allowance for obsolete inventory	(610,152)	(627,529)
Total	$2,225,868	$1,133,595

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $10,426 and $-0-, for the periods ended December 31, 2013 and December 31, 2012, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 2013 and 2012 consisted of the following:

	December 31,	December 31,
	2013	2012
Production equipment	$60,501	$14,814
Computers/Office equipment	28,540	-
Tooling equipment	12,380	5,300
Leasehold Improvements	42,451
Less: accumulated depreciation	(25,412)	(5,554)
Total	$118,460	$14,560

Depreciation expense for the years ended December 31, 2013 and 2012 was $19,858 and $3,250, respectively.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 5 - INTELLECTUAL PROPERTY

The Company’s patents and trademarks at December 31, 2013 and 2012 were as follows:

	December 31,	December 31,
	2013	2012
Patents	$42,295	$42,295
Trademarks	1,920	1,920
Intellectual property and customer list	474,000	474,000
Less: accumulated amortization	(515,343)	(512,997)
Total	$2,872	$5,218

Amortization expense for the years ended December 31, 2013 and 2012 was $2,348 and $3,119, respectively.

NOTE 6 - CUSTOMER DEPOSITS

The Company may require a customer deposit from domestic and international customers.  As of December 31, 2013 and 2012 the Company had customer deposits of $222,072 and $184,109, respectively.

NOTE 7 - PURCHASE COMMITMENTS

As of December 31, 2013 and 2012, the Company had outstanding purchase commitments for inventory totaling $91,566 and $787,419, respectively. Of these amounts, the Company had made prepayments of $34,542 as of December 31, 2013 and $331,760 as of December 31, 2012 and had commitments for future cash outlays for inventory totaling $57,024 and $455,659, respectively.

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2013, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C., and a 5% interest in Omnitek Stationary, Inc.  As of December 31, 2013 and December 31, 2012, the Company was owed $33,369 and $26,455, respectively, by related parties for the purchase of products.

Accrued Management Expenses

During the periods ended December 31, 2013 and December 31, 2012, the Company’s president and vice president were due amounts for services performed for the Company.  As of December 31, 2013 and December 31, 2012 the accrued management fees consisted of the following:

	December 31,	December 31,
	2013	2012
Amounts due to the president	$133,397	$197,398
Amounts due to other officers of the company	56,069	67,319
Total	$189,466	$264,717

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

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

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On November 20, 2013 the Company issued 10,000 shares of its common stock in consideration of the capital contribution of $5,250 upon the exercise of stock options.

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

Options and Warrants

During the years ended December 31, 2013 and 2012, respectively, the Company granted -0- and 2,725,313 warrants for services and capital contributions, respectively.  During the years ended December 31, 2013 and 2012, respectively, the Company recognized expense of $-0- and $517,550 related to warrants that vested, respectively.

During the years ended December 31, 2013 and 2012, the Company granted 175,000 and 540,000 options for services, respectively.  During the years ended December 31, 2013 and 2012, respectively, the Company recognized expense of $314,467 and $136,306 related to options that vested during the years, respectively, pursuant to ASC Topic 718.  The total remaining amount of compensation expense to be recognized in future periods is $646,181.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees, consultants, and directors at its discretion.  As of December 31, 2013 the Company has a total of 2,610,000 options issued under the 2006 Plan.  On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees,consultants, and directors at its discretion. As of December 31, 2013 the Company has a total of 715,000 options issued under the 2011 Plan.

A summary of the status of the options and warrants granted at December 31, 2013 and December 31, 2012 and changes during the years then ended is presented below:

	December 31,		December 31,
	2013		2012
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	6,085,313	$2.29	2,820,000	$0.73
Granted	175,000	2.42	3,265,313	3.64
Exercised	(10,000)	.53	-	-
Expired or cancelled	-	-	-	-
Outstanding at end of year	6,250,313	2.30	6,085,313	2.29
Exercisable	5,803,230	$2.28	5,612,813	$2.09

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the options and warrants outstanding at December 31, 2013 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-0.50	200,000	.78 years	200,000	$0.38
$0.51-0.75	1,570,000	.85 years	1,570,000	0.63
$0.76-1.00	1,040,000	.85 years	1,040,000	0.94
$1.01-2.00	140,000	4.52 years	114,167	1.80
$2.01-3.00	580,000	5.92 years	158,750	2.53
$3.01-4.00	2,720,313	3.27 years	2,720,313	3.88

$0.01-4.00	6,250,313	2.45 years	5,803,230	$2.28

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2013 and 2012 consists of the following:
	December 31,	December 31,
	2013	2012
Federal
Current	$-	$-
Deferred	-	-
State
Current	800	800
Deferred	-	-
	$800	$800

Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:
	December 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryover	$4,370,287	$2,900,715
Depreciation	(124,818)	(94,454)
Research and development carry forward	136,465	136,465
Related party accruals	130,538	130,538
Inventory reserve	242,522	249,299
Allowance for doubtful accounts	33,605	33,605
Accrued compensation	17,742	47,090
Deferred tax liabilities:
Valuation allowance	(4,806,341)	(3,403,258)
Net deferred tax asset	$-	$-

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 11 – INCOME TAXES (Continued)

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2013 and 2012 due to the following:

	December 31,	December 31,
	2013	2012
Book loss	$(629,553)	$(534,867)
Meals and entertainment	235	634
State tax deduction	-	312
Related party expense	-	(1,002)
Stock/Options for services	122,654	255,004
Depreciation	(30,364)	(2,484)
Accrued compensation	(29,348)	(33,877)
Inventory reserve	(6,777)	-
Research and development	-	(2,484)
Net operating loss carryover	573,133	318,764
Income Tax Expense	$-	$-

At December 31, 2013, the Company had net operating loss carry forwards of approximately $4,370,287 through 2034.  No tax benefit has been reported in the December 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 12 - SUBSEQUENT EVENTS

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2013, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting were effective as of the end of the period covered by this report.

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

ITEM 9B.                                  OTHER INFORMATION.

None.

PART III.

ITEM 10.                                   DIRECTORS AND EXECUTIVE OFFICERS.

Identify of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director

Werner Funk	55	President, CEO, Secretary and Director	One Year	May 2001 to Present

Alicia A. Rolfe	40	Chief Financial Officer	N/A	N/A

Janice M. Quigley	66	Vice President and Director	One Year	August 2003 to Present

George G. Chachas	51	Director	One Year	August 2012 to Present

Gary S. Maier	60	Director	One Year	August 2012 to Present

John M. Palumbo	58	Director	One Year	October 2013 to Present

All of the Company’s directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than Mr. Funk and Mrs. Rolfe.

Family Relationships

There are no family relationships between any directors or executive officers of Omnitek, either by blood or by marriage.

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of Omnitek or a Significant Employee is as follows:

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

Alicia A. Rolfe – Mrs. Rolfe was appointed as the CFO of the Company on August 17, 2013, she had been serving as the Company’s comptroller since February 2013.  She is responsible for the financial reporting and personnel management of the Company.  Mrs. Rolfe has 17 years of financial management and accounting experience.  Prior to her working at Omnitek, Mrs. Rolfe served as head of financial reporting and personnel management for Rancho Trade, Inc. from 2000 to 2013.  Additionally, Ms. Rolfe worked for ZD Market Intelligence, a subsidiary of Ziff-Davis Inc. as a staff accountant from 1997 to 1999.  Ms. Rolfe received a BS in Business Administration, with a concentration in Accounting, from San Diego State University in 1996, and she received her Certified Management Accountant certification in 1998.

Janice M. Quigley – Mrs. Quigley was appointed as a Director of the Company on August 26, 2003 and appointed Vice President on September 9, 2011.  Mrs. Quigley, a native of San Francisco, California, had worked in the electronics industry for 27 years prior to relocating to San Diego in 1992.  Mrs. Quigley joined Advantage Lift Systems, Inc. (a manufacturer of heavy-duty vehicle hoists) in 1993 as its controller.  She was promoted to Chief Financial Officer in 1997 when the company acquired Globe Lifts (a manufacturer of light-duty vehicle hoists).  She remained in that position until October of 2000 when the company was sold.  Mrs. Quigley is also the CFO for Nology Engineering, Inc.

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

Gary S. Maier – Mr. Maier was appointed as a Director of the Company on August 3, 2012, and is an investor relations veteran with more than 25 years of industry experience.  Prior to establishing Maier & Company, Inc. in 2003, he was a principal of another Los Angeles-based investor relations firm.  He has counseled diverse clients ranging in size from multi-billion dollar organizations to emerging growth public and private companies across the country.  His career includes positions with an international public relations firm and a proxy solicitation firm offering investor relations services, both based in New York, as well as a Chicago-based financial relations agency. He is a long-time member of the National Investor Relations Institute.  His experience also includes local and national political campaigns – including serving as the Illinois deputy press secretary for Walter Mondale’s 1984 presidential campaign. Maier served as a board member for 18 years, including a term as president, of Veterans Park Conservancy, a non-profit community public/private partnership dedicated to the enhancement and preservation of four hundred acres of federal land to honor our nation’s veterans.  He served for several years on the board of Southern California’s Colony Theater Company. Maier holds bachelor and master of philosophy degrees from Ohio University and completed course work toward a Ph.D. in philosophy at DePaul University.  He served on the adjunct faculties of DePaul and Loyola University in Chicago and is a graduate of New York University’s Graduate School of Business Administration’s Careers in Business program.

John M. Palumbo – Mr. Palumbo was appointed as a Director of the Company on October 23, 2013, and is currently the CEO of Partschannel, Inc., a distributor of aftermarket collision replacement parts.   Prior to this Mr. Palumbo was the CFO at Solar Integrated Technologies, Inc., and before that the CFO for Keystone Automotive Industries, Inc.  (NASDAQ:KEYS).  Mr. Palumbo holds a Bachelor of Science degree in finance from Canisius College in Buffalo New York and obtained his EMBA from Peter F. Drucker Claremont Graduate University in Claremont California.  Mr. Palumbo is a Certified Public Accountant in the state of California.   Additionally, Mr. Palumbo serves on the board of the Certified Automotive Parts Association (CAPA), an independent, non-profit certification organization dedicated to ensuring high-quality parts and standards for automotive collision replacement parts.

Directorships

No Director of Omnitek or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any other company registered as an investment company under the Investment Company Act of 1940.

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of Omnitek has been or filed:

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

Promoters and Control Persons

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Omnitek’s executive officers, directors and persons who own more than ten percent of the Omnitek’s Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC.  Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish Omnitek with copies of all such forms that they have filed.

Based solely on its review of the copies of such forms filed with the SEC electronically, received by Omnitek and representations from certain reporting persons, Omnitek believes that for the fiscal year ended December 31, 2013, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

Code of Ethics

On August 3, 2012, Omnitek, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer that is reasonably designed to deter wrongdoing and to promote:

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

The description of the Code of Ethics contained in this report is qualified in its entirety by reference to the full text of the Code of Ethics filed as Exhibit 14.01 to that certain Current Report on Form 8-K filed August 7, 2012.  The Code of Ethics shall be available on Omnitek’s website at www.omnitekcorp.com

Audit Committee and Audit Committee Financial Expert

Our board of directors is comprised of five directors, three of which are outside independent directors, and comprise our audit committee.  John M. Palumbo, considered an audit committee financial expert, chairs our audit committee.

ITEM 11.                                      EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2013 and 2012 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compen-sation	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)(1)	(j)
Werner Funk	2013	$153,846		$80,115		$64,000	$297,961
Chairman, President,	2012	$107,692		$18,556		$73,856	$200,104
CEO and Secretary

Janice M. Quigley(2)	2013	$50,481		$26,518		$11,250	$88,249
Director and VP	2012	$60,312		$4,359		$13,007	$77,678

Alicia A. Rolfe(2)	2013	$29,423		$12,991			$42,414
CFO

(1)  These amounts represent previously accrued unpaid salary owed from prior fiscal years.
(2)  On August 17, 2013, Janice M. Quigley resigned as the acting Chief Financial Officer and Alicia A. Rolfe was appointed to the Chief Financial Officer position.

Narrative Disclosure to Summary Compensation Table

On July 26, 2012, Omnitek entered into an Employment Agreement with, and to continue the employment of, Werner Funk, the President and CEO of the Company.  The term of Employment Agreement began on November 1, 2012, (the “Effective Date”) and shall continue for a period of five years until October 31, 2017, unless terminated earlier pursuant to other provisions of the Agreement.  During the Employment Period, Omnitek agrees to pay Mr. Funk a Base Salary as follows:

November 1, 2012 through October 31, 2013 ……… $150,000 per year;
November 1, 2013 through October 31, 2014 ……… $175,000 per year;
November 1, 2014 through October 31, 2015 ……… $200,000 per year;
November 1, 2015 through October 31, 2016 ……… $225,000 per year; and
November 1, 2016 through October 31, 2017 ……… $250,000 per year.

In addition, Omnitek granted Mr. Funk a Stock Option pursuant to the 2011 Long-Term Incentive Plan, to purchase 400,000 shares of common stock, at an exercise price of $2.56 per share representing 110% of the average of the closing price of the common stock as reported on the OTCBB for the prior 30 day period.  One-sixtieth (1/60) of the total number of shares subject to the Options shall vest and become exercisable at the end of each month following the Effective Date on the same day of each month as the Effective Date, so that all shares subject to the Options will be fully vested on the fourth anniversary of the Effective Date.  The Options will be exercisable for a period of seven years from the Effective Date.

On July 26, 2012, Omnitek also entered into an Employment Agreement with, and to continue the employment of, Janice M. Quigley, the Vice President and Chief Financial Officer of the Company.  The term of Employment Agreement began on November 1, 2012, (the “Effective Date”) and shall continue for a period of two years until October 31, 2014, unless terminated earlier pursuant to other provisions of the Agreement.  During the Employment Period, Omnitek to pay Mrs. Quigley a Base Salary of $60,000 per year.  On August 17, 2013, Janice M. Quigley resigned as the Chief Financial Officer, however she remains a Vice President.

In addition, Omnitek granted Mrs. Quigley a Stock Option pursuant to the 2011 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $2.56 per share representing 110% of the average of the closing price of the common stock as reported on the OTCBB for the prior 30 day period.  One-twenty-fourth (1/24) of the total number of shares subject to the Options shall vest and become exercisable at the end of each month following the Effective Date on the same day of each month as the Effective Date, so that all shares subject to the Options will be fully vested on the second anniversary of the Effective Date.  The Options will be exercisable for a period of seven years from the Effective Date.

On September 16, 2013, Omnitek entered into an Employment Agreement with Alicia A. Rolfe, the Chief Financial Officer of the Company.  The term of Employment Agreement began on September 16, 2013, (the “Effective Date”) and shall continue for a period of four years until September 15, 2017, unless terminated earlier pursuant to other provisions of the Agreement.  During the Employment Period, Omnitek agrees to pay Mrs. Rolfe a Base Salary of $85,000 per year.

In addition, Omnitek granted Mrs. Rolfe a Stock Option pursuant to the 2011 Long-Term Incentive Plan, to purchase 100,000 shares of common stock, at an exercise price of $2.74 per share representing 110% of the average of the closing price of the common stock as reported on the OTCBB for the prior 15 trading day periods. One-forty eight (1/48) of the total number of shares subject to the Option shall vest and become exercisable at the end of each month following the Date of Grant the same day of each month as the Date of Grant, so that all shares subject to the Options will be fully vested on the fourth anniversary of the Date of Grant.  The Options will be exercisable for a period of seven years from the Effective Date.

Copies of Mr. Funk and Mrs. Quigley’s Employment Agreements were filed as Exhibit 10.01 and 10.02 on Form 8-K dated August 1, 2012.  A copy of Mrs. Rolfe Employment Agreement is attached hereto as Exhibit 10.01.  The foregoing descriptions of the Employment Agreements are qualified in its entirety by reference to the full text of such agreements.

On November 11, 2013, Omnitek’s Vice President, Janice M. Quigley, exercised a portion of a stock option and purchased 10,000 shares of common stock, at an exercise price of $0.525 per share.  No other Named Executive Officer exercised any options or SARs during the last completed fiscal year or owned any unexercised options or SARs at the end of the fiscal year.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers acts or will act on behalf of or at the direction of any other person.

Compensation of Directors

There was no compensation paid to any director who was a Named Executive Officer during the year ended December 31, 2013.   The three outside independent directors received each, a non-qualified stock option grant to purchase twenty-five thousand (25,000) shares of Omnitek’s common stock, two received these options at an exercise price of $1.81 per share (i.e. eighty-five percent (85%) of the closing price of Omnitek’s common stock as of August 3, 2012) and the other received his options at $2.33 per share (i.e. eighty-five percent (85%) of the closing price of Omnitek’s common stock as of October 23, 2013).  Such Options shall be exercisable for a period of five years.  The Option shall vest and be exercisable immediately.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from Omnitek with respect to any Director that would result in payments to such person because of his or her resignation with Omnitek, or its subsidiaries, any change in control of Omnitek. There are no agreements or understandings for any Director to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2013.

The following table provides information for the named executive officers on stock option holdings as of the end of 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Werner Funk	400,000	0	0	$0.5250	11/7/2014
Werner Funk	400,000	0	0	$0.6250	11/7/2014
Werner Funk	400,000	0	0	$0.7500	11/7/2014
Werner Funk	400,000	0	0	$0.8750	11/7/2014
Werner Funk	400,000	0	0	$1.00	11/7/2014
Werner Funk	93,333	0	306,667	$2.56	10/31/2019

Janice M. Quigley	110,000	0	0	$0.5250	11/7/2014
Janice M. Quigley	120,000	0	0	$0.6250	11/7/2014
Janice M. Quigley	120,000	0	0	$0.7500	11/7/2014
Janice M. Quigley	120,000	0	0	$0.8750	11/7/2014
Janice M. Quigley	120,000	0	0	$1.00	11/7/2014
Janice M. Quigley	29,167	0	20,833	$2.56	10/31/2019

Alicia A. Rolfe	6,250	0	93,750	$2.74	9/15/2020

On September 1, 2006, the Board of Directors adopted the Omnitek Engineering Corp. 2006 Long-term Incentive Plan (the “2006 Plan”), under which 1,000,000 shares of Omnitek’s Common Stock were reserved for issuance by Omnitek to attract and retain employees, consultants, and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to Omnitek.  The 2006 Plan is administered by a committee comprised of the Board of Directors of Omnitek or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.  On November 30, 2007, the Board of Directors authorized the increase of shares available under the 2006 Plan to 10,000,000 post-split adjusted shares.

On August 3, 2011, the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Omnitek’s Common Stock were reserved for issuance by Omnitek’s to attract and retain employees, consultants, and directors of Omnitek and to provide such persons with incentives and awards for superior performance and providing services to Omnitek.  The 2011 Plan is administered by a committee comprised of the Board of Directors of Omnitek or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of Omnitek’s voting securities of any person known to Omnitek to be the beneficial owner of more than five percent, as of the close of business on December 31, 2012.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust UDT 9/25/07 1333 Keystone Way, Suite 101 Vista, CA 92081	10,463,325 (1) (2)	53.0%

Common Stock	Garber Family Trust U/D/T 07/30/1992 78-166 Bovee Circle Palm Desert, CA 92211	3,133,965(3)	15.9%
(1) This amount includes currently vested options to purchase 2,093,333 shares of Common Stock.
(2)  Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.
(3) The Trustee(s) of the Garber Family Trust U/D/T 07/30/1992, has sole voting and dispositive power as to all of the shares.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of Omnitek’s voting securities of all of Omnitek’s current directors and executive officers, as of the close of business on December 31, 2013.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust UDT 9/25/07 1333 Keystone Way, Suite 101 Vista, CA 92081	10,463,325(1) (2)	53.0%

Common Stock	Alicia A. Rolfe 1333 Keystone Way, Suite 101 Vista, CA 92081	6,650(3)	<0.1%

Common Stock	Janice M. Quigley 1333 Keystone Way, Suite 101 Vista, CA 92081	794,167(4)	4.0%

Common Stock	George G. Chachas 3033 Fifth Avenue San Diego, CA 92103	120,000(5)	0.6%

Common Stock	Gary S. Maier 815 Moraga Drive, Suite 306 Los Angeles, CA 90049	75,000(6)	0.3%

Common Stock	John M. Palumbo 8905 Rex Road Pico Rivera, California 90660	25,000(7)	0.1%

Common Stock	Directors and Executive Officers as a Group (6 persons)	11,484,142	58.1%
(1) This amount includes currently vested options to purchase 2,093,333 shares of Common Stock.
(2)  Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.
(3) This amount includes currently vested options to purchase 6,250 shares of Common Stock.
(4)  This amount includes currently vested options to purchase 619,167 shares of Common Stock.
(5) This amount includes currently vested options to purchase 50,000 shares of Common Stock; a warrant to purchase 20,000 shares of Common Stock, and 50,000 shares of Common Stock held in the name of Tuva Co., LLC, over which Mr. Chachas has sole voting power.
(6) This amount includes currently vested options to purchase 50,000 shares of Common Stock and a warrant to purchase 20,000 shares of stock.
(7) This amount includes currently vested options to purchase 25,000 shares of Common Stock.

Changes in Control

To the best of Omnitek’s knowledge there are no present arrangements or pledges of Omnitek’s securities, which may result in a change in control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Werner Funk, the President, CEO, and a Director of Omnitek, is the principal shareholder and the President, CEO, Secretary and a Director of Nology Engineering, Inc., a non-public California corporation that designs, manufactures and markets automotive products for the performance aftermarket   Mr. Funk is also a shareholder, the President, CEO, Secretary and a Director of Performance Stores, Inc., a Nevada corporation, which is an internet based e-commerce site selling automotive performance parts.

Janice M. Quigley is a Vice President and Director of Omnitek, as well as a shareholder.  She also serves as the Chief Financial Officer of Nology Engineering, Inc.

Alicia A. Rolfe is the Chief Financial Officer of Omnitek and is a shareholder.  She also serves as the controller of Nology Engineering, Inc.

Omnitek has not been a party to any transactions between persons who were executive officers, directors, or principal stockholders of our corporation during the fiscal years ended December 31, 2013 and 2012.

Except as set forth above, none of the following parties have, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us.

Review, Approval or Ratification of Transactions with Related Persons

Not Applicable.

Promoters and Certain Control Persons

There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which Omnitek is to be a party, in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Director Independence

The Board has determined that three of Omnitek’s Directors have met the independence requirements based upon the application of objective categorical standards adopted by the Board.  In making a determination regarding a Director’s independence, the Board considers all relevant facts and circumstances, including the Director’s commercial, banking, consulting, legal, accounting, charitable and familial relationships and such other criteria as the Board may determine from time to time.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the fiscal year ended December 31, 2013, we incurred approximately $25,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2013.

During the fiscal year ended December 31, 2012, we incurred approximately $22,200 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $750 and $573, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $900 and $8,265, respectively.

PART IV.

ITEM 15.	EXHIBITS.

(a)           Financial Statements.

(i)           The Balance Sheet of Omnitek Engineering Corp. as of December 31, 2013 and 2012, the Statements of Operations for the years ended December 31, 2013 and 2012, the Statements Stockholders’ Equity (Deficit) from December 31, 2009 to December 31, 2013, and of Cash Flows for the years ended December 31, 2013 and 2012, and together with the notes thereto and the reports of Sadler, Gibb & Associates thereon appear in Item 8 and are included in this report.

(b)           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
10.01	Employment Agreement of Alicia A. Rolfe
31.01	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith

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

Omnitek Engineering Corp.

Dated: March 31, 2014
By: Werner Funk
Its: President and Secretary
CEO and Principal Executive Officer

Dated: March 31, 2014	/s/ Alicia A. Rolfe
By: Alicia A. Rolfe
Its: Chief Financial Officer
and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 31, 2014
Werner Funk, Director

Dated: March 31, 2014	/s/ Janice M. Quigley
Janice M. Quigley, Director

Dated: March 31, 2014	/s/ George G. Chachas
George G. Chachas, Director

Dated: March 31, 2014	/s/ Gary S. Maier
Gary Maier, Director

Dated: March 31, 2014	/s/ John M. Palumbo
John M. Palumbo, Director