Form 10-Q
period 2014-03-31
Omnitek Engineering Corp
filed 2014-05-15
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: MARCH 31, 2014

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

As of May 15, 2014, the Registrant had 19,759,582 shares of its no par value Common Stock outstanding.

ii

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2014	2013
	(unaudited)
CURRENT ASSETS
Cash	$730,820	$1,057,836
Accounts receivable, net	32,833	38,261
Accounts receivable - related parties	24,340	33,369
Inventory, net	2,223,845	2,225,868
Prepaid expense	18,461	21,474
Deposits	87,251	62,973
Short-term investments, net	910,366	917,248

Total Current Assets	4,027,916	4,357,029

FIXED ASSETS, net	112,136	118,460

OTHER ASSETS
Intellectual property, net	2,468	2,872

Total Other Assets	2,468	2,872

TOTAL ASSETS	$4,142,520	$4,478,361

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$137,469	$91,744
Accrued management compensation	167,197	189,466
Accounts payable - related parties	2,336	1,475
Customer deposits	234,400	222,072

Total Current Liabilities	541,402	504,757

Total Liabilities	541,402	504,757

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,759,582 and 19,759,582 shares issued and outstanding,
respectively	8,201,311	8,201,311
Additional paid-in capital	5,226,955	5,181,636
Accumulated deficit	(9,827,148)	(9,409,343)

Total Stockholders' Equity	3,601,118	3,973,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,142,520	$4,478,361

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2014	2013

REVENUES	$320,374	$349,329
COST OF GOODS SOLD	195,051	204,085
GROSS MARGIN	125,323	145,244

OPERATING EXPENSES

General and administrative	451,402	352,305
Research and development expense	103,760	50,359
Depreciation and amortization expense	8,187	13,270

Total Operating Expenses	563,349	415,934

LOSS FROM OPERATIONS	(438,026)	(270,690)

OTHER INCOME (EXPENSE)

Interest expense	-	-
Interest income	21,021	21,070

Total Other Income (Expense)	21,021	21,070

LOSS BEFORE INCOME TAXES	(417,005)	(249,620)
INCOME TAX EXPENSE	800	800

NET LOSS	$(417,805)	$(250,420)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	19,759,582	19,749,582

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(417,805)	$(250,420)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	15,069	13,268
Options and warrants granted	45,319	38,350
Changes in operating assets and liabilities:
Accounts receivable	5,428	71,950
Accounts receivable–related parties	9,029	22,066
Deposits	(24,279)	(37,373)
Prepaid Expense	3,014	(10,560)
Inventory	2,023	(221,251)
Accounts payable and accrued expenses	45,726	(221,612)
Customer deposits	12,327	28,351
Accounts payable-related parties	861	(2,298)
Accrued compensation-related parties	(22,269)	(14,770)

Net Cash Used in Operating Activities	(325,557)	(584,299)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,459)	(47,445)

Net Cash Used in Investing Activities	(1,459)	(47,445)

FINANCING ACTIVITIES
	-	-

Net Cash Provided by Financing Activities	-	-

NET DECREASE IN CASH	(327,016)	(631,744)
CASH AT BEGINNING OF YEAR	1,057,836	3,192,761

CASH AT END OF PERIOD	$730,820	$2,561,017

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$-	$-
Income taxes	$800	$800

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
March 31, 2014
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	March 31,	December 31,
Location : Vista, CA	2014	2013
Raw materials	$1,168,791	$1,191,550
Finished goods	1,516,522	1,621,201
In transit	-	23,269
Allowance for obsolete inventory	(461,468)	(610,152)
Total	$2,223,845	$2,225,868

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $10,426, for the periods ended March 31, 2014 and December 31, 2013, respectively.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
March 31, 2014
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31,	December 31,
	2014	2013
Production equipment	$61,960	$60,501
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(33,195)	(25,412)
Total	$112,136	$118,460

Depreciation expense for the periods ended March 31, 2014 and December 31, 2013 was $7,783 and $19,858, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 1,901,129 and 2,087,137 stock options and warrants that would have been included in the fully diluted earnings per share as of March 31, 2014 and December 31, 2013, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2014 and December 31, 2013 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
March 31, 2014
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Held to Maturity Investments

During the three months ended June 30, 2012, the Company purchased various corporate bonds. The Company intends to hold the bonds to maturity. Accordingly, the Company has recorded and is amortizing the premium on the bonds over the remaining life. As of March 31, 2014 the Company has amortized $52,181 of the premium leaving amortized cost basis remaining of $910,366. During the three months ended March 31, 2014 and 2013 the Company had correlating amortization expense of $6,882 and $11,974, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties
The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2013, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C., and a 5% interest in Omnitek Stationary, Inc.  As of March 31, 2014 and December 31, 2013, the Company was owed $24,340 and $33,369, respectively, by related parties for the purchase of products.

Accounts Payable – Related Parties
The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of March 31, 2014 and December 31, 2013, the Company owed related parties for such expenses, goods and services in the amounts of $2,336 and $1,475, respectively.

Accrued Management Expenses
During the periods ended March 31, 2014 and December 31, 2013, the Company’s president and vice president were due amounts for services performed for the Company.  As of March 31, 2014 and December 31, 2013 the accrued management fees consisted of the following:

	March 31,	December 31,
	2014	2013
Amounts due to the president	$118,628	$133,397
Amounts due to the vice president	48,569	56,069
Total	$167,197	$189,466

NOTE 4 -  STOCK OPTIONS AND WARRANTS

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of March 31, 2014 the Company has a total of 2,620,000 options issued under the plan. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2014 the Company has a total of 715,000 options issued under the plan. During the three months ended March 31, 2014 the Company issued -0- options and -0- warrants.

During the three months ended March 31, 2014 and 2013, the Company recognized expense of $45,319 and $38,350, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $600,862.

A summary of the status of the options and warrants granted at March 31, 2014 and December 31, 2013 and changes during the periods then ended is presented below:

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
March 31, 2014
(unaudited)

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

	March 31,		December 31,
	2014		2013
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	6,250,313	$2.30	6,085,313	$2.29
Granted	-	-	175,000	2.42
Exercised	-	-	(10,000)	.53
Expired or cancelled	-	-	-	-
Outstanding at end of year	6,250,313	2.30	6,250,313	2.30
Exercisable	5,838,230	$2.28	5,803,230	$2.28

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.50	200,000	.53 years	200,000	$0.38
$0.51-0.75	1,570,000	.60 years	1,570,000	0.63
$0.76-1.00	1,040,000	.61 years	1,040,000	0.94
$1.01-2.00	140,000	4.27 years	116,667	1.8
$2.01-3.00	580,000	5.67 years	191,250	2.54
$3.01-4.00	2,720,313	3.02 years	2,720,313	3.88

$0.01-4.00	6,250,313	2.21 years	5,838,230	$2.28

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

A. Results of Operations

For the three months ended March 31, 2014 and 2013

Revenues were $320,374 for the three months ended March 31, 2014 compared with $349,329 for the three months ended March 31, 2013, a decrease of $28,955, or 8%.

Our cost of sales was $195,051 for the three months ended March 31, 2014 compared with $204,085 for the three months ended March 31, 2013, a decrease of $9,034. Our gross margin was 39.1% for the three months ended March 31, 2014 compared with 41.6% in the same period in 2013.

Our operating expenses for the three months ended March 31, 2014 were $563,349 compared with $415,934 in the same period in 2013, an increase of $147,415 or 35%. General and administrative expense for the three months ended March 31, 2014 was $451,402 as compared with $352,305 for the three months ended March 31, 2013. The increase is primarily due to salary and wages expense of $140,856 for the three months ended March 31, 2014 as compared with $97,988 for the three months ended March 31, 2013 and legal expense of $47,765 for the three months ended March 31, 2014 compared with $7,160, for the three months ended March 31, 2013.  Major components of general and administrative expenses for the three months ended March 31, 2014 were professional fees of $62,765, rent expense of $46,659, and salary and wages of $140,856. This compares to professional fees of $23,060, rent expense of $52,046 and salaries and wages of $97,988 for the three months ended March 31, 2013.  For the three months ended March 31, 2014 research and development outlays were increased to $103,760 compared with $50,359 for the three months ended March 31, 2013.

Our net loss for the three months ended March 31, 2014 was $417,805, or $0.02 per share, compared with a net loss of $250,420, or $0.01 per share for the three months ended March 31, 2013. The loss was primarily the result of increased operating expenses and research and development outlays for three months ended March 31, 2014 compared with the three months ended March 31, 2014.

Results for the three months ended March 31, 2014 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $45,319 and depreciation and amortization of $15,069. For the three month period a year earlier, non-cash expenses for the value of options and warrants granted were $38,350, with depreciation and amortization of $13,270.

B. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash Requirements

We believe that we will have sufficient cash from operations to meet our operating requirements for the proximate 12 months.

Liquidity and Capital Resources

Overview

For the three months ended March 31, 2014 and 2013

At March 31, 2014, our current liabilities totaled $541,402 and our current assets totaled $4,027,916, resulting in positive working capital of $3,486,514 and a current ratio of 7.44. We believe that through the collection of accounts receivable and the sale of inventory, in the normal course of business, we will meet our obligations on a timely basis and that our liquidity is sufficient for at least the next twelve months.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $9,827,148 at March 31, 2014.

Operating Activities

We realized a negative cash flow from operations of $325,557 for the three months ended March 31, 2014 compared with a negative cash flow of $584,299 during the three months ended March 31, 2013.

Included in the net loss of $417,805 for the three months ended March 31, 2014 are non-cash expenses, which are not a drain on our capital resources. During the three months ended March 31, 2014, the expenses include the value of options and warrants granted in the amount of $45,319 and depreciation and amortization of $15,069. Excluding these non-cash amounts, our EBITDA for the three months ended March 31, 2014 would have been a loss of $357,417.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At March 31, 2014, the Company had net operating loss carry forwards of approximately $2,711,099 through 2034.  No tax benefit has been reported in the March 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2014, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

1.           Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of March 31, 2014 and the audited balance sheet as of December 31, 2013, the condensed unaudited Statements of Operations for the three months periods ended March 31, 2014 and 2013, and the condensed unaudited Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)	Previously filed on Form on Form 10 on April 27, 2010
(2)	Previously filed on Form 8-K on August 2, 2012
(3)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: May 15, 2014
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: May 15, 2014	/s/ Alicia A. Rolfe
By: Alicia A. Rolfe
Its: Chief Financial Officer Principal Financial Officer