Form 10-Q
period 2014-06-30
Omnitek Engineering Corp
filed 2014-08-14
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2014

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 14, 2014, the Registrant had 19,779,582 shares of its no par value Common Stock outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2014	2013
	(unaudited)
CURRENT ASSETS
Cash	$265,660	$1,057,836
Accounts receivable, net	68,166	38,261
Accounts receivable - related parties	16,780	33,369
Inventory, net	2,419,886	2,225,868
Prepaid expense	6,746	21,474
Deposits	155,434	62,973
Short-term investments, net	803,715	917,248

Total Current Assets	3,736,387	4,357,029

FIXED ASSETS, net	104,329	118,460

OTHER ASSETS
Intellectual property, net	2,092	2,872

Total Other Assets	2,092	2,872

TOTAL ASSETS	$3,842,808	$4,478,361

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$214,774	$91,744
Accrued management compensation	141,216	189,466
Accounts payable - related parties	4,013	1,475
Customer deposits	281,774	222,072

Total Current Liabilities	641,777	504,757

Total Liabilities	641,777	504,757

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value 19,779,582 and 19,759,582 shares issued and outstanding, respectively	8,214,911	8,201,311
Additional paid-in capital	5,272,777	5,181,636
Accumulated deficit	(10,286,657)	(9,409,343)

Total Stockholders' Equity	3,201,031	3,973,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,842,808	$4,478,361

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three Months Ended June 30	For the Three Months Ended June 30	For the Six Months Ended June 30	For the Six Months Ended June 30
	2014	2013	2014	2013

REVENUES	$302,385	$197,210	$622,759	$546,539
COST OF GOODS SOLD	197,011	143,846	392,062	347,932
GROSS MARGIN	105,374	53,364	230,697	198,607

OPERATING EXPENSES

General and administrative	433,083	370,582	877,604	722,874
Research and development expense	135,399	51,777	239,159	102,136
Depreciation and amortization expense	14,834	14,066	29,902	27,336

Total Operating Expenses	583,316	436,425	1,146,665	852,346

LOSS FROM OPERATIONS	(477,942)	(383,061)	(915,968)	(653,739)

OTHER INCOME (EXPENSE)

Investment income, net	12,921	-	12,921	-
Interest expense	-	-	-	(13)
Interest income	5,512	13,668	26,533	34,738

Total Other Income (Expense)	18,433	13,668	39,454	34,725

LOSS BEFORE INCOME TAXES	(459,509)	(369,393)	(876,514)	(619,014)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(459,509)	$(369,393)	$(877,314)	$(619,814)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	19,762,897	19,749,582	19,762,897	19,749,582

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net loss	$(877,314)	$(619,814)

Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation expense	16,370	8,180
Amortization of premium on investments	13,532	19,155
Options and warrants granted	91,141	60,956
Changes in operating assets and liabilities:
Accounts receivable	(29,905)	93,435
Accounts receivable–related parties	16,589	5,443
Deposits	(92,461)	123,315
Prepaid Expense	14,728	(3,622)
Inventory	(194,018)	(689,008)
Accounts payable and accrued expenses	123,031	(254,040)
Customer deposits	59,702	30,469
Accounts payable-related parties	2,538	3,070
Accrued management compensation	(48,250)	(32,001)

Net Cash Used in Operating Activities	(904,317)	(1,254,462)

INVESTING ACTIVITIES
Maturity of short-term investments	100,000	150,000
Purchase of property and equipment	(1,459)	(89,753)

Net Cash Provided by Investing Activities	98,541	60,247

FINANCING ACTIVITIES
Exercise of warrants and options for cash	13,600	-

Net Cash Provided by Financing Activities	13,600	-

NET DECREASE IN CASH	(792,176)	(1,194,215)
CASH AT BEGINNING OF YEAR	1,057,836	3,192,761

CASH AT END OF PERIOD	$265,660	$1,998,546

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$-	$-
Income taxes	$800	$800

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2014
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	June 30,	December 31,
Location : Vista, CA	2014	2013
Raw materials	$1,226,416	$1,191,550
Finished goods	1,477,587	1,621,201
In transit	-	23,269
Allowance for obsolete inventory	(284,117)	(610,152)
Total	$2,419,886	$2,225,868

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $10,426, for the periods ended June 30, 2014 and December 31, 2013, respectively.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2014
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30,	December 31,
	2014	2013
Production equipment	$61,960	$60,501
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(41,002)	(25,412)
Total	$104,329	$118,460

Depreciation expense for the periods ended June 30, 2014 and December 31, 2013 was $15,590 and $19,858, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,160,801 and 2,087,137 stock options and warrants that would have been included in the fully diluted earnings per share as of June 30, 2014 and December 31, 2013, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2014 and December 31, 2013 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2014
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Held to Maturity Investments

During the three months ended June 30, 2012, the Company purchased various corporate bonds. The Company intends to hold the bonds to maturity. Accordingly, the Company has recorded and is amortizing the premium on the bonds over the remaining life. During the six months ended June 30, 2014, the company received proceeds of $100,000 from bonds that matured during the period. As of June 30, 2014 the Company has amortized $57,063 of the premium leaving amortized cost basis remaining of $803,715. During the six months ended June 30, 2014 and 2013 the Company had correlating amortization expense of $13,532 and $19,156, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties
The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2013, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C., and a 5% interest in Omnitek Stationary, Inc.  As of June 30, 2014 and December 31, 2013, the Company was owed $16,780 and $33,369, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties
The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of June 30, 2014 and December 31, 2013, the Company owed related parties for such expenses, goods and services in the amounts of $4,013 and $1,475, respectively.

Accrued Management Expenses
During the periods ended June 30, 2014 and December 31, 2013, the Company’s president and vice president were due amounts for services performed for the Company.  As of June 30, 2014 and December 31, 2013 the accrued management fees consisted of the following:

	June 30,	December 31,
	2014	2013
Amounts due to the president	$101,397	$133,397
Amounts due to the vice president	39,819	56,069
Total	$141,216	$189,466

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2014
(unaudited)

NOTE 4 -  STOCK OPTIONS AND WARRANTS

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of June 30, 2014 the Company has a total of 2,600,000 options issued under the plan. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2014 the Company has a total of 715,000 options issued under the plan. During the six months ended June 30, 2014 the Company issued -0- options and -0- warrants.

During the six months ended June 30, 2014 and 2013, the Company recognized expense of $91,141 and $60,956, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $555,040.

A summary of the status of the options and warrants granted at June 30, 2014 and December 31, 2013 and changes during the periods then ended is presented below:

	June 30,		December 31,
	2014		2013
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	6,250,313	$2.30	6,085,313	$2.29
Granted	-	-	175,000	2.42
Exercised	(20,000)	.68	(10,000)	.53
Expired or cancelled	-	-	-	-
Outstanding at end of period	6,230,313	2.30	6,250,313	2.30
Exercisable	5,853,230	$2.28	5,803,230	$2.28

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-0.50	200,000	.28 years	200,000	$0.38
$0.51-0.75	1,550,000	.36 years	1,550,000	0.63
$0.76-1.00	1,040,000	.36 years	1,040,000	0.94
$1.01-2.00	140,000	4.02 years	119,167	1.80
$2.01-3.00	580,000	5.48 years	223,750	2.55
$3.01-4.00	2,720,313	2.78 years	2,720,313	3.88
$0.01-4.00	6,230,313	1.96 years	5,853,230	$2.28

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2014
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

Results of Operations

For the three months ended June 30, 2014 and 2013

Revenues were $302,385 for the three months ended June 30, 2014 compared with $197,210 for the three months ended June 30, 2013, an increase of $105,175, or 53% which was primarily due to increased revenue from filter sales and engine conversion kit shipments. Furthermore, prior year sales were negatively impacted by the company’s relocation activities.

Our cost of sales was $197,011 for the three months ended June 30, 2014 compared with $143,846 for the three months ended June 30, 2013, an increase of $53,165. Our gross margin was 35% for the three months ended June 30, 2014 compared with 27% in the same period in 2013.

Our operating expenses for the three months ended June 30, 2014 were $583,316 compared with $436,425 in the same period in 2013, an increase of $146,891 or 34%. General and administrative expense for the three months ended June 30, 2014 was $433,083 as compared with $370,582 for the three months ended June 30, 2013. The increase is primarily due to options expense of $45,822 for the three months ended June 30, 2014 as compared with $22,606 for the three months ended June 30, 2013 and outside services of $36,837 for the three months ended June 30, 2014 compared with $18,657, for the three months ended June 30, 2013.  Major components of general and administrative expenses for the three months ended June 30, 2014 were professional fees of $25,361, rent expense of $35,326, and salary and wages of $129,602. This compares to professional fees of $30,370, rent expense of $28,737 and salaries and wages of $127,478 for the three months ended June 30, 2013.  For the three months ended June 30, 2014 research and development outlays were increased to $135,399 compared with $51,777 for the three months ended June 30, 2013.

Our net loss for the three months ended June 30, 2014 was $459,509, or $0.02 per share, compared with a net loss of $369,393, or $0.02 per share, for the three months ended June 30, 2013. The loss was primarily the result of increased research and development outlays for three months ended June 30, 2014 compared with the three months ended June 30, 2013.

Results for the three months ended June 30, 2014 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $45,822 and depreciation and amortization of $14,834. For the three month period a year earlier, non-cash expenses for the value of options and warrants granted were $22,606, with depreciation and amortization of $14,066.

For the six months ended June 30, 2014 and 2013

Revenues increased to $622,759 for the six months ended June 30, 2014 from $546,539 for the six months ended June 30, 2013, an increase of $76,220 or 14%.

Our cost of sales increased to $392,061 for the six months ended June 30, 2014 from $347,933 for the six months ended June 30, 2013, an increase of $44,128. Our gross margin was 37% for the six months ended June 30, 2014 compared to 36% in 2013.

Our operating expenses for the six months ended June 30, 2014 were $1,146,666 compared to $852,346 in 2013, an increase of $294,320 or 35%.  General and administrative expense for the six months ended June 30, 2014 was $877,605 as compared to $722,874 for the six months ended June 30, 2013.  The increase is due primarily to salary and wages of $270,458 for the six months ended June 30, 2014 as compared to $225,465 for the six months ended June 30, 2013, legal expense $69,625 for the six months ended June 30, 2014 as compared to $33,281 for the six months ended June 30, 2013 and options expense of $91,941 for the six months ending June 30, 2014 as compared to $60,956 for the six months ended June 30, 2013.  Major components of general and administrative expenses for the six months ended June 30, 2014 were professional fees of $88,125, rent expense of $81,984 and salary and wages of $270,458. This compares to professional fees of $53,431, rent expense of $80,783, and salary and wages of $225,465 for the six months ended June 30, 2013. Research and development outlays were increased to $239,159 for the six months ended June 30, 2014 compared to $102,136 for the six months ended June 30, 2013 as we develop diesel to natural gas conversion kits for additional engines.

Our net loss for the six months ended June 30, 2014 was $877,314, or $0.04 per share, compared to a net loss of $619,814, or $0.03 per share, for the six months ended June 30, 2013. The increased loss was the result of increased operating expense and research and development expense in the six months ended June 30, 2014 compared with the six months ended June 30, 2013.

Results for the six months ended June 30, 2014 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $91,141 and depreciation and amortization of $29,902. For the six-month period a year earlier, non-cash expenses for the value of options and warrants granted were $60,956 and depreciation and amortization of $27,335.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At June 30, 2014, our current liabilities totaled $641,777 and our current assets totaled $3,736,387, resulting in positive working capital of $3,094,610 and a current ratio of 5.82.

We have no firm commitments or obligations for capital expenditures.  However, substantial discretionary expenditures may be required to enable us to conduct existing and planned product research, design, development, manufacturing, marketing and distribution of our products. We may need to raise additional capital to facilitate growth and support our long-term product development, manufacturing, and marketing programs. The Company has no established bank-financing arrangements, therefore, it is possible that we need to seek additional financing through subsequent future public or private sales of our securities, including equity securities. We may also seek funding for the development, manufacturing, and marketing of our products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our research and development programs.

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $10,286,657 at June 30, 2014

Operating Activities

We realized a negative cash flow from operations of $904,317 for the six months ended June 30, 2014 compared with a negative cash flow of $1,254,462 during the six months ended June 30, 2013.

Included in the net loss of $877,314 for the six months ended June 30, 2014 are non-cash expenses, which are not a drain on our capital resources. During the six months ended June 30, 2014, the expenses include the value of options and warrants granted in the amount of $91,141 and depreciation and amortization of $29,902. Excluding these non-cash amounts, our EBITDA for the six months ended June 30, 2014 would have been a loss of $755,471.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At June 30, 2014, the Company had net operating loss carry forwards of approximately $1,312,703 through 2034. No tax benefit has been reported in the June 30, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2013, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014  that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In response to the third amended complaint, CNG, ESI, Karen and Darius Teslovich filed motions to dismiss the case for lack of personal jurisdiction or, in the alternative, to transfer venue to Pennsylvania.   On April 16, 2014, Omnitek received notice vacating the lawsuit.

       With the dismissal of the above case, we are not a party to any pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceeding against Omnitek. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of Omnitek's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A.                      RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2014, a former director exercised a non-qualified stock option to purchase twenty thousand (20,000) shares of the Company’s common stock at an exercise price of $0.68 per share, for a total capital contribution of $13,600 in cash.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individual receiving the securities was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2014 and the audited balance sheet as of December 31, 2013, the condensed unaudited Statements of Operations for the three and six month periods ended June 30, 2014 and 2013, and the condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes. (3)

(1)	Previously filed on Form on Form 10 on April 27, 2010
(2)	Previously filed on Form 8-K on August 2, 2012
(3)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: August 14, 2014
By: Werner Funk
Its: Chief Executive Officer President and Secretary

Dated: August 14, 2014	/s/ Alicia A. Rolfe
By: Alicia A. Rolfe
Its: Chief Financial Officer