Form 10-K/A
period 2013-12-31
Omnitek Engineering Corp
filed 2014-11-12
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K/A
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

Explanatory Note

Restatement of Previously Issued Consolidated Financial Statements

In this Amended Annual Report on Form 10-K/A for the fiscal year ended December 31, 2013 (“Annual Report”), we are restating our previously issued financial statements and the related disclosures for the years ended December 31, 2013 and December 31, 2012, including the periodic fiscal quarterly filings from June 30, 2012 through September 30, 2013 (the “Restated Periods”). This Annual Report supersedes and replaces in its entirety that certain Form 10-K previously filed with the Securities and Exchange Commission on March 31, 2014 (“Original Report”).

The restatement is the result of our corrections for the combined effect of financial statement errors attributable to the accounting for derivative functions issued in warrants for services and for cash in the second quarter ended June 30, 2012. The derivative liability affected the related non-cash gain or loss during each of the reporting periods. We assessed the impact of these errors on our prior interim and annual financial statements and concluded that the combined impact of these errors was material to these financial statements. Consequently, we have restated the prior period financial statements identified above. All amounts in this Annual Report affected by the restatement adjustments reflect such amounts as restated including the Balance Sheet as of December 31, 2013 and 2012, the Statements of Operations, Statement of Stockholders’ Equity, and Cash Flows for the years ended December 31, 2013 and December 31, 2012 and the unaudited interim financial information for each of the quarters from June 30, 2012 through September 30, 2013. In addition, the following items of this Annual Report include restated financial data: (i) Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, and (ii) Part II, Item 8: Financial Statements and Supplementary Data. We also have provided disclosure regarding the impact of the restatement on the adequacy of our internal control over financial reporting and disclosure controls and procedures for the relevant restatement periods in Part II, Item 9A: Controls and Procedures.

For a more detailed explanation of these matters and resulting restatements, please see Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Restatement of Previously Issued Financial Statements, Item 8: Financial Statements and Supplementary Data – Note 2 to the Financial Statements, and Item 8: Financial Statements and Supplementary Data – Note 13 to the Financial Statements.

Unless expressly noted otherwise, the disclosures in this Annual Report continue to speak as of the date of the Original Report, and do not reflect events occurring after the filing of the Original Report.   We have not amended any other of our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for any fiscal years affected by the restatement discussed above. Instead, the financial information that has been previously filed or otherwise reported for these periods is superseded and replaced by the information in this Annual Report, and the financial information contained in such previously-filed reports should no longer be relied upon.

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

Our operating expenses for 2013 were $2,027,070 compared with $2,332,361 in 2012, a decrease of $305,291or 13%.  General and administrative expense for 2013 was $1,711,440 compared with $2,039,884 in 2012.  The decrease is due primarily to option and warrant expense of $314,467 in 2013 compared with $652,293 in 2012 and private placement expenses of $-0- in 2013 compared with $416,441 in 2012.  Major components of general and administrative expenses in 2013 were professional fees of $114,818, rent expense of $170,776, and salary and wages of $491,806. This compares with professional fees of $154,175, rent expense of $133,577, and salary and wages of $287,135 during 2012. In 2013, salary and wages were higher by approximately $204,671 due primarily to additions to staff in preparation for domestic sales of conversion kits.  Research and development outlays were increased to $292,228 in 2013 compared with $285,745 in 2012 as we develop diesel to natural gas conversion kits for additional engines.

Our net loss in 2013 was $3,523,486, or $0.18 per share, compared with a net loss of $5,066,290, or $0.27 per share, in 2012. The decreased loss was the result of lower sales in 2013 compared with 2012 and the Company accounting for derivative instruments and their change in fair value during fiscal 2013 and 2012.

Results for the twelve months ended December 31, 2013 reflect non-cash expenses, including the value of options and warrants granted in the amount of $314,467, change in fair value of derivative liability in the amount of $1,909,298, and depreciation and amortization of $22,206. For the twelve months ended December 31, 2012, non-cash expenses and income included the value of options and warrants granted for $652,293, derivative expense in the amount of $11,051,108,  gain on change in fair value of derivative liability in the amount of $7,354,708 and depreciation and amortization of $6,369.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $15,013,478 at December 31, 2013, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow.

Operating Activities

We have realized a negative cash flow from operations of $2,266,417 for the twelve months ended December 31, 2013 compared with a negative cash flow of $1,142,331 during the twelve months ended December 31, 2012.

Included in the net loss of $3,523,486 for the twelve months ended December 31, 2013 are non-cash expenses, which are not a drain on our capital resources.  During 2013, these non-cash expenses include the value of options and warrants granted in the amount of $314,467, change in fair value of derivative liability in the amount of $1,909,298, and depreciation and amortization of $22,206.  Excluding these non-cash amounts, our adjusted EBITDA for the twelve months ended December 31, 2013 is a loss of $1,277,515.

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

As discussed in note 2 to the financial statements, the financial statements have been restated to correct a misstatement for the combined effect of financial statement errors attributable to the accounting for derivative functions issued in warrants during 2012.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 31, 2014, except as to the restatement discussed in note 2 to the financial statements, which is as of November 12, 2014.

OMNITEK ENGINEERING CORP.
Balance Sheets

ASSETS

	December 31,	December 31,
	2013	2012
	(As restated)	(As restated)

CURRENT ASSETS
Cash	$1,057,836	$3,192,761
Accounts receivable, net	38,261	120,547
Accounts receivable - related parties	33,369	26,455
Inventory	2,225,868	1,133,595
Prepaid expense	21,474	7,440
Deposits	62,973	331,760
Short-term investments, net	917,248	-

Total Current Assets	4,357,029	4,812,558

FIXED ASSETS, net	118,460	14,560

OTHER ASSETS
Long-term investments, net	-	1,201,671
Intellectual property, net	2,872	5,218

Total Other Assets	2,872	1,206,889

TOTAL ASSETS	$4,478,361	$6,034,007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$91,744	$317,106
Accrued management compensation	189,466	264,717
Accounts payable - related parties	1,475	-
Derivative liability	-	4,197,802
Customer deposits	222,072	184,109

Total Current Liabilities	504,757	4,963,734

Total Liabilities	504,757	4,963,734

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,759,582 and 19,749,582 shares issued and outstanding,
respectively	8,201,311	8,196,061
Additional paid-in capital	10,785,771	4,364,204
Accumulated deficit	(15,013,478)	(11,489,992)

Total Stockholders' Equity	3,973,604	1,070,273

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,478,361	$6,034,007

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31	December 31
	2013	2012
	(As restated)	(As restated)

REVENUES	$1,052,518	$1,899,740
COST OF GOODS SOLD	703,630	971,927
GROSS MARGIN	348,888	927,813

OPERATING EXPENSES

General and administrative	1,711,440	2,039,884
Bad debt expense	1,196	363
Research and development expense	292,228	285,745
Depreciation and amortization expense	22,206	6,369

Total Operating Expenses	2,027,070	2,332,361

LOSS FROM OPERATIONS	(1,678,182)	(1,404,548)

OTHER INCOME (EXPENSE)

Derivative expense	-	(11,051,108)
Change in fair value of derivative liability	(1,909,298)	7,354,708
Interest expense	(13)	(490)
Interest income	64,807	35,948

Total Other Income (Expense)	(1,844,504)	(3,660,942)

LOSS BEFORE INCOME TAXES	(3,522,686)	(5,065,490)
INCOME TAX EXPENSE	800	800

NET LOSS	$(3,523,486)	$(5,066,290)

BASIC AND DILUTED LOSS PER SHARE	$(0.18)	$(0.27)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,750,787	19,092,975

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2011	17,137,812	$2,659,299	$4,213,313	$(6,423,702)	$448,910

Common stock issued as
collateral for note payable	100,000	-	-	-	-

Common stock issued for cash	2,611,770	5,536,762	-	-	5,536,762

Common stock canceled
as collateral for note payable	(100,000)	-	-	-	-

Values of options and warrants
issued for services (As restated)	-	-	150,891		150,891

Net loss for the year ended
December 31, 2012 (As restated)	-	-	-	(5,066,290)	(5,066,290)

Balance, December 31, 2012 (As restated)	19,749,582	8,196,061	4,364,204	(11,489,992)	1,070,273

Value of options and warrants
issued for services	-	-	314,467	-	314,467

Exercise of warrants and options for cash	10,000	5,250	-	-	5,250

Derivative liability (As restated)	-	-	6,107,100	-	6,107,100

Net loss for the twelve months ended
December 31, 2013 (As restated)	-	-	-	(3,523,486)	(3,523,486)

Balance, December 31, 2013 (As restated)	19,759,582	$8,201,311	$10,785,771	$(15,013,478)	$3,973,604

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2013	2012
	(As restated)	(As restated)
OPERATING ACTIVITIES
Net loss	$(3,523,486)	$(5,066,290)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	22,206	6,369
Amortization of premium on investments	34,424	26,552
Derivative expense	-	11,051,108
Change in fair value of derivative liability	1,909,298	(7,354,708)
Allowance for bad debt	-	5,000
Options and warrants granted	314,467	652,293
Changes in operating assets and liabilities:
Accounts receivable	82,285	(112,041)
Accounts receivable–related parties	(6,914)	(9,740)
Deposits	268,787	(289,817)
Prepaid Expense	(14,034)	(4,928)
Inventory	(1,092,273)	(113,478)
Accounts payable and accrued expenses	(225,364)	259,279
Customer deposits	37,963	(102,499)
Accounts payable-related parties	1,475	(2,568)
Accrued management compensation	(75,251)	(86,863)

Net Cash Used in Operating Activities	(2,266,417)	(1,142,331)

INVESTING ACTIVITIES
Purchase of long-term investments	-	(1,228,223)
Maturity of long-term investments	250,000	-
Purchase of property and equipment	(123,758)	(4,643)

Net Cash Provided by (Used in) Investing Activities	126,242	(1,232,866)

FINANCING ACTIVITIES
Issuance of common stock for cash	-	5,536,762
Repayment of note payable	-	(40,000)
Exercise of warrants and options for cash	5,250	-
Proceeds of Note Payable	-	40,000

Net Cash Provided by Financing Activities	5,250	5,536,762

NET INCREASE (DECREASE) IN CASH	(2,134,925)	3,161,565
CASH AT BEGINNING OF YEAR	3,192,761	31,196

CASH AT END OF PERIOD	$1,057,836	$3,192,761

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$13	$490
Income taxes	$800	$800

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability	$6,107,100	$-

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

a.               Restatement of Previously Issued Financial Statements

We are restating herein our previously issued financial statements and the related disclosures for the years ended December 31, 2013 and December 31, 2012 and unaudited interim financial information for each of the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, June 30, 2012 and September 30,2012.

The restatement is the result of our corrections for the combined effect of financial statement errors attributable to the accounting for derivative functions issued in warrants for services and for cash in the second quarter ended June 30, 2012. During the review of the third quarter of 2014, we discovered that the 2012 issuance of warrants for cash and services contained a derivative function, which affected the financial statements for the periods ending June 30, 2012 through December 31, 2013.

Comparison of restated financial statements to financial statements as previously reported

The following tables compare our previously reported Balance Sheet as of December 31, 2013 and 2012, and the previously reported Statements of Operations, Stockholders’ Equity, and Cash Flows for the fiscal years ended December 31, 2013 and December 31, 2012 to the corresponding financial statements for those years as restated.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

OMNITEK ENGINEERING CORP.
Balance Sheets

ASSETS

	December 31,
	2013
		Restatement
	As Previously Reported	Adjustments	As Restated

CURRENT ASSETS
Cash	$1,057,836	$-	$1,057,836
Accounts receivable, net	38,261	-	38,261
Accounts receivable - related parties	33,369	-	33,369
Inventory	2,225,868	-	2,225,868
Prepaid expense	21,474	-	21,474
Deposits	62,973	-	62,973
Short-term investments, net	917,248	-	917,248

Total Current Assets	4,357,029	-	4,357,029

FIXED ASSETS, net	118,460	-	118,460

OTHER ASSETS
Long-term investments, net	-	-	-
Intellectual property, net	2,872	-	2,872

Total Other Assets	2,872	-	2,872

TOTAL ASSETS	$4,478,361	$-	$4,478,361

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$91,744	$-	$91,744
Accrued management compensation	189,466	-	189,466
Accounts payable - related parties	1,475	-	1,475
Derivative liability	-	-	-
Customer deposits	222,072	-	222,072

Total Current Liabilities	504,757	-	504,757

Total Liabilities	504,757	-	504,757

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,759,582 shares issued and outstanding,	8,201,311	-	8,201,311
Additional paid-in capital	5,181,636	5,604,135	10,785,711
Accumulated deficit	(9,409,343)	(5,604,135)	(15,013,478)

Total Stockholders' Equity	3,973,604	-	3,973,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,478,361	$-	$4,478,361

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

OMNITEK ENGINEERING CORP.
Balance Sheets

ASSETS
	December 31,
	2012
		Restatement
	As Previously Reported	Adjustments	As Restated

CURRENT ASSETS
Cash	$3,192,761	$-	$3,192,761
Accounts receivable, net	120,547	-	120,547
Accounts receivable - related parties	26,455	-	26,455
Inventory	1,133,595	-	1,133,595
Prepaid expense	7,440	-	7,440
Deposits	331,760	-	331,760
Short-term investments, net	-	-	-

Total Current Assets	4,812,558	-	4,812,558

FIXED ASSETS, net	14,560	-	14,560

OTHER ASSETS
Long-term investments, net	1,201,671	-	1,201,671
Intellectual property, net	5,218	-	5,218

Total Other Assets	1,206,889	-	1,206,889

TOTAL ASSETS	$6,034,007	$-	$6,034,007

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$317,106	$-	$317,106
Accrued management compensation	264,717	-	264,717
Accounts payable - related parties	-	-	-
Derivative liability	-	4,197,802	4,197,802
Customer deposits	184,109	-	184,109

Total Current Liabilities	765,932	4,197,802	4,963,734

Total Liabilities	765,932	4,197,802	4,963,734

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,749,582 shares issued and outstanding,	8,196,061	-	8,196,061
Additional paid-in capital	4,867,169	(502,965)	4,364,204
Accumulated deficit	(7,795,155)	(3,694,837)	(11,489,992)

Total Stockholders' Equity	5,268,075	(4,197,802)	1,070,273

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,034,007	$-	$6,034,007

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

OMNITEK ENGINEERING CORP.
Statements of Operations

	For the Year Ended December 31, 2013
		Restatement
	As Previously Reported	Adjustments	As Restated

REVENUES	$1,052,518	$-	$1,052,518
COST OF GOODS SOLD	703,630	-	703,630
GROSS MARGIN	348,888	-	348,888

OPERATING EXPENSES

General and administrative	1,711,440	-	1,711,440
Bad debt expense	1,196	-	1,196
Research and development expense	292,228	-	292,228
Depreciation and amortization expense	22,206	-	22,206

Total Operating Expenses	2,027,070	-	2,027,070

LOSS FROM OPERATIONS	(1,678,182)	-	(1,678,182)

OTHER INCOME (EXPENSE)

Derivative expense	-	-	-
Change in fair value of derivative liability	-	(1,909,298)	(1,909,298)
Interest expense	(13)	-	(13)
Interest income	64,807	-	64,807

Total Other Income (Expense)	64,794	(1,909,298)	(1,844,504)

LOSS BEFORE INCOME TAXES	(1,613,388)	(1,909,298)	(3,522,686)
INCOME TAX EXPENSE	800	-	800

NET LOSS	$(1,614,188)	$(1,909,298)	$(3,523,486)

BASIC AND DILUTED LOSS PER SHARE	$(0.08)		$(0.18)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,750,787		19,750,787

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

OMNITEK ENGINEERING CORP.
Statements of Operations

	For the Year Ended December 31, 2012
		Restatement
	As Previously Reported	Adjustments	As Restated

REVENUES	$1,899,740	$-	$1,899,740
COST OF GOODS SOLD	971,927	-	971,927
GROSS MARGIN	927,813	-	927,813

OPERATING EXPENSES

General and administrative	2,041,447	(1,563)	2,039,884
Bad debt expense	363	-	363
Research and development expense	285,745	-	285,745
Depreciation and amortization expense	6,369	-	6,369

Total Operating Expenses	2,333,924	(1,563)	2,332,361

LOSS FROM OPERATIONS	(1,406,111)	1,563	(1,404,548)

OTHER INCOME (EXPENSE)

Derivative expense	-	(11,051,108)	(11,051,108)
Change in fair value of derivative liability	-	7,354,708	7,354,708
Interest expense	(490)	-	(490)
Interest income	35,948	-	35,948

Total Other Income (Expense)	35,458	(3,694,837)	(3,660,942)

LOSS BEFORE INCOME TAXES	(1,370,653)	(3,694,837)	(5,066,290)
INCOME TAX EXPENSE	800	-	800

NET LOSS	$(1,371,453)	$(3,694,837)	$(5,066,290)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)		$(0.27)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,750,787		19,092,975

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

OMNITEK ENGINEERING CORP.
Statements of Cash Flows

	For the Year Ended December 31, 2013
		Restatement
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$(1,614,188)	$(1,909,298)	$(3,523,486)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	22,206	-	22,206
Amortization of premium on investments	34,424	-	34,424
Derivative expense	-	-	-
Change in fair value of derivative liability	-	1,909,298	1,909,298
Allowance for bad debt	-	-	-
Options and warrants granted	314,467	-	314,467
Changes in operating assets and liabilities:			-
Accounts receivable	82,285	-	82,285
Accounts receivable–related parties	(6,914)	-	(6,914)
Deposits	268,787	-	268,787
Prepaid Expense	(14,034)	-	(14,034)
Inventory	(1,092,273)	-	(1,092,273)
Accounts payable and accrued expenses	(225,364)	-	(225,364)
Customer deposits	37,963	-	37,963
Accounts payable-related parties	1,475	-	1,475
Accrued management compensation	(75,251)	-	(75,251)

Net Cash Used in Operating Activities	(2,266,417)	-	(2,266,417)

INVESTING ACTIVITIES
Purchase of long-term investments	-	-	-
Maturity of long-term investments	250,000	-	250,000
Purchase of property and equipment	(123,758)	-	(123,758)

Net Cash Provided by (Used in) Investing Activities	126,242	-	126,242

FINANCING ACTIVITIES
Issuance of common stock for cash	-	-	-
Issuance of warrants for cash	-	-	-
Repayment of note payable	-	-	-
Exercise of warrants and options for cash	5,250	-	5,250
Proceeds of Note Payable	-	-	-

Net Cash Provided by Financing Activities	5,250	-	5,250

NET INCREASE (DECREASE) IN CASH	(2,134,925)	-	(2,134,925)
CASH AT BEGINNING OF YEAR	3,192,761	-	3,192,761

CASH AT END OF PERIOD	$1,057,836	$-	$1,057,836

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$13	$-	$13
Income taxes	$800		$800
NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability	$-	$6,107,100	$6,107,100

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

OMNITEK ENGINEERING CORP.
Statements of Cash Flows

	For the Year Ended December 31, 2012
		Restatement
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$(1,371,453)	$(3,694,837)	$(5,066,290)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	6,369	-	6,369
Amortization of premium on investments	26,552	-	26,552
Derivative expense	-	11,051,108	11,051,108
Change in fair value of derivative liability	-	(7,354,708)	(7,354,708)
Allowance for bad debt	5,000	-	5,000
Options and warrants granted	653,856	(1,563)	652,293
Changes in operating assets and liabilities:			-
Accounts receivable	(112,041)	-	(112,041)
Accounts receivable–related parties	(9,740)	-	(9,740)
Deposits	(289,817)	-	(289,817)
Prepaid Expense	(4,928)	-	(4,928)
Inventory	(113,478)	-	(113,478)
Accounts payable and accrued expenses	259,279	-	259,279
Customer deposits	(102,499)	-	(102,499)
Accounts payable-related parties	(2,568)	-	(2,568)
Accrued management compensation	(86,863)	-	(86,863)

Net Cash Used in Operating Activities	(1,142,331)	-	(1,142,331)

INVESTING ACTIVITIES
Purchase of long-term investments	(1,228,223)	-	(1,228,223)
Maturity of long-term investments	-	-	-
Purchase of property and equipment	(4,643)	-	(4,643)

Net Cash Provided by (Used in) Investing Activities	(1,232,866)	-	(1,232,866)

FINANCING ACTIVITIES
Issuance of common stock for cash	5,536,762		5,536,762

Repayment of note payable	(40,000)	-	(40,000)
Exercise of warrants and options for cash	-	-	-
Proceeds of Note Payable	40,000	-	40,000

Net Cash Provided by Financing Activities	5,536,762	-	5,536,762

NET INCREASE (DECREASE) IN CASH	3,161,565	-	3,161,565
CASH AT BEGINNING OF YEAR	31,196	-	31,196

CASH AT END OF PERIOD	$3,192,761	$-	$3,192,761

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$490	$-	$490
Income taxes	$800	$-	$800

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

b.                  Accounting Methods

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31, year-end.

c.                  Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d.                  Accounts Receivable

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

j.                Fair Value of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities;
Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and
Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The Company’s Level 2 financial liabilities consist of the derivative liability of the Company’s warrants issued to investors for cash and to consultants for services. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company used a multinomial lattice model which incorporates transaction details such as Company stock price, contractual terms, default provisions, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

k.                  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the year ended December 31, 2013 and 2012, the Company expensed $35,800 and $28,672, respectively.

l.                  Revenue Recognition

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

m.                  Concentration of Risks

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

n.                  Long – Lived Assets

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

o.                Research and Development

The Company expenses the costs of researching and developing its products during the period incurred. During the years ended December 31, 2013 and 2012, the Company incurred research and development expenses of $292,228 and $285,745, respectively.

p.                Liquidity

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2013, the Company had an accumulated deficit of $15,013,478 and total stockholders’ equity of $3,973,604.  At December 31, 2013, the Company had current assets of $4,357,029 including cash and cash equivalents of $1,057,836, and current liabilities of $504,757, resulting in working capital of $3,852,272. For 2013, the Company reported a net loss of $3,523,486 and net cash used by operating activities of $2,266,417. Management believes that based on its operating plan, the projected sales for 2014, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows, it may require additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

q.                Stock- Based Compensation

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

r.           Held to Maturity Investments

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

NOTE 10 – DERIVATIVE LIABILITY

FASB ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, with the first two inputs considered observable and the last input considered unobservable, that may be used to measure fair value as follows:

•	Level one -- Quoted market prices in active markets for identical assets or liabilities;
•	Level two – Inputs, other than level one inputs, that are either directly or indirectly observable; and
•	Level three -- Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which consists of a derivative liability on certain warrants (see NOTE 11). As of December 31, 2013 and 2012 this derivative liability had an estimated fair value of $0 and $4,197,802. The Company has no assets that are measured at fair value on a recurring basis.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 2) as of December 31, 2013 and 2012:

Balance at December 31, 2011	$-
New Derivative Liability	11,552,510
Total (gains)losses included in earnings	(7,354,708)
Issuances	-

Balance at December 31, 2012	$4,197,802
New Derivative Liability	-
Total (gains)losses included in earnings	1,909,298
Closing of liability	(6,107,100)
Balance at December 31, 2013	$-

The fair value of this derivative liability was calculated using the multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. These models are based on future projections of the various potential outcomes. The features in the notes that were analyzed and incorporated into the model included the conversion feature with the reset provisions; redemption provisions; and the default provisions. Assumptions used to calculate the fair value of the derivative liability were as follows:

December 31,
2013
Expected term in years	4.27 -5.00 years
Risk-free interest rates	0.62-0.90%
Volatility	260-.281%
Dividend yield	0%

December 31,
2012
Expected term in years	3.27 -4.02 years
Risk-free interest rates	0.57-1.04%
Volatility	167-.251%
Dividend yield	0%

In addition to the assumptions above, the Company also takes into consideration whether or not the Company would participate in another round of financing and if that financing is registered or not and what that stock price would be for the financing at that time. The Company adjusted the derivative liability for changes in fair value until the derivative function matured on December 31, 2013.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On November 20, 2013 the Company issued 10,000 shares of its common stock in consideration of the capital contribution of $5,250 upon the exercise of stock options.

On April 9, 2012, the Company closed a private placement (the “Private Placement”) with select accredited investors (the “Investors”) related to the sale and issuance of an aggregate of 2,602,246 shares of common stock (the “Common Stock”) of the Company (the “Shares”) and warrants to purchase an aggregate of 2,602,246 shares of Common Stock (the “Warrants”) which contained a derivative function related to a ratcheting provision for the period of 18 months after the S-1 filing. The aggregate gross proceeds raised by the Company were $5,516,762 million, of which $2,762,675 was allocated to common stock and $2,754,087 was allocated to the warrants. Each Share was be sold to the Investors at $2.12 per Share. The Warrants will expire five (5) years from the date of issue and may be exercised at $3.88 per Share, subject to adjustment in certain circumstances.

On February 13, 2012, the Company issued 100,000 shares of its common stock as collateral for cash advances received from a note lender. The note was repaid in full during the year ended December 31, 2012 and the shares were cancelled.

On February 2, 2012, the Company issued 9,525 shares of its common stock in consideration of the capital contribution of $20,000.

Options and Warrants

During the years ended December 31, 2013 and 2012, respectively, the Company granted -0- and 2,725,313 warrants for services and capital contributions, of which 2,720,313 contained a derivative function related to a ratcheting provision for the period of 18 months after the S-1 filing,  , respectively.  During the years ended December 31, 2013 and 2012, respectively, the Company recognized expense of $-0- and $517,550 related to warrants that vested, respectively.

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

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees, consultants, and directors at its discretion.  As of December 31, 2013 the Company has a total of 2,610,000 options issued under the 2006 Plan.  On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees,consultants, and directors at its discretion. As of December 31, 2013 the Company has a total of 715,000 options issued under the 2011 Plan.

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

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

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

NOTE 12 – INCOME TAXES

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

NOTE 12 – INCOME TAXES (Continued)

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

NOTE 13 - QUARTERLY INFORMATION (UNAUDITED)

As described in Note 2 to the Financial Statements, we have restated our historical financial statements for the previously issued years ended December 31, 2013 and December 31, 2012 and c financial statements for each of the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, June 30, 2012 and September 30, 2012

The following tables summarize the significant effects of the adjustments on operating expense, other income (expenses), net loss, total current liabilities, and total stockholders’ for the quarters.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

Total Current Liabilities
	March 31,	June 30,	September 30,	June 30,	September 30,
	2013			2012
As Previously Reported	555,603	513,430	505,794	652,031	604,776

Restatement Adjustments:
Derivative Liability Adjustment	6,618,456	6,318,428	6,823,780	8,070,027	4,941,548

As Restated in this Annual Report on Form 10-K	7,174,059	6,831,858	7,329,574	8,722,058	5,546,324

Total Stockholders' Equity
	March 31,	June 30,	September 30,	June 30,	September 30,
	2013			2012
As Previously Reported	5,056,005	4,709,217	4,380,507	5,325,082	5,291,432

Restatement Adjustments:
Additional Paid in Capital Adjustment	(502,965)	(502,965)	(502,965)	(502,965)	(502,965)

Accumulated Deficit Adjustment	(6,115,491)	(5,815,463)	(6,320,815)	(7,567,062)	(4,438,583)

As Restated in this Annual Report on Form 10-K	(1,562,451)	(1,609,211)	(2,443,273)	(2,744,945)	349,884

Total Operating Expenses
	March 31,	June 30,	September 30,	June 30,	September 30,
	2013			2012
As Previously Reported	415,934.00	436,425.00	589,752.00	1,248,054.00	443,966

Restatement Adjustments:
General and Administrative Adjustment	-	-	-	(1,563.00)	(1,563.00)

As Restated in this Annual Report on Form 10-K	415,934.00	436,425.00	589,752.00	1,246,491.00	442,403

Total Other Income (Expense)
	March 31,	June 30,	September 30,	June 30,	September 30,
	2013			2012
As Previously Reported	21,070	13,668	21,039	1,092	21,082

Restatement Adjustments:
Derivative Expense Adjustment	-	-	-	(11,051,108)	-

Change in Fair Value of Derivative Liability Adjustment	(2,420,654)	300,029	(505,353)	3,482,483	3,128,480

As Restated in this Annual Report on Form 10-K	(2,399,584)	313,697	(484,314)	(7,567,533)	3,149,562

Net Loss
	March 31,	June 30,	September 30,	June 30,	September 30,
	2013			2012
As Previously Reported	(250,420)	(369,393)	(467,895)	(1,015,880)	(142,150)

Restatement Adjustments:
Derivative Adjustments	(2,420,654)	300,029	(505,353)	(7,567,062)	3,130,043

As Restated in this Annual Report on Form 10-K	(2,671,074)	(69,364)	(973,248)	(8,582,942)	2,987,893

The following quarterly financial statements reflect the impacts of the restatement adjustments for the quarters ended March 31, 2013, June 30, 2013, September 30, 2013, June 30, 2012, and September 30, 2012.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

OMNITEK ENGINEERING CORP.
Balance Sheets
(Unaudited)

ASSETS

	March 31,
	2013
		Restatement
	As Previously Reported	Adjustments	As Restated

CURRENT ASSETS
Cash	$2,561,017	$-	$2,561,017
Accounts receivable, net	48,597	-	48,597
Accounts receivable - related parties	4,389	-	4,389
Inventory	1,354,846	-	1,354,846
Prepaid expense	18,000	-	18,000
Deposits	369,133	-	369,133
Short-term investments, net	253,615	-	253,615

Total Current Assets	4,609,597	-	4,609,597

FIXED ASSETS, net	59,610	-	59,610

OTHER ASSETS
Long-term investments, net	937,883	-	937,883
Intellectual property, net	4,518	-	4,518

Total Other Assets	942,401	-	942,401

TOTAL ASSETS	$5,611,608	$-	$5,611,608

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$95,494	$-	$95,494
Accrued management compensation	249,947	-	249,947
Accounts payable - related parties	(2,298)	-	(2,298)
Derivative liability	-	6,618,456	6,618,456
Customer deposits	212,460	-	212,460

Total Current Liabilities	555,603	6,618,456	7,174,059

Total Liabilities	555,603	6,618,456	7,174,059

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,759,582 shares issued and outstanding,	8,196,061	-	8,196,061
Additional paid-in capital	4,905,519	(502,965)	4,402,554
Accumulated deficit	(8,045,575)	(6,115,491)	(14,161,066)

Total Stockholders' Equity	5,056,005	(6,618,456)	(1,562,451)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,611,608	$-	$5,611,608

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

OMNITEK ENGINEERING CORP.
Balance Sheets
(Unaudited)

ASSETS

	June 30,
	2013
		Restatement
	As Previously Reported	Adjustments	As Restated

CURRENT ASSETS
Cash	$1,998,546	$-	$1,998,546
Accounts receivable, net	27,112	-	27,112
Accounts receivable - related parties	21,012	-	21,012
Inventory	1,822,603	-	1,822,603
Prepaid expense	11,062	-	11,062
Deposits	208,445	-	208,445
Short-term investments, net	202,207	-	202,207

Total Current Assets	4,290,987	-	4,290,987

FIXED ASSETS, net	97,396	-	97,396

OTHER ASSETS
Long-term investments, net	830,309	-	830,309
Intellectual property, net	3,955	-	3,955

Total Other Assets	834,264	-	834,264

TOTAL ASSETS	$5,222,647	$-	$5,222,647

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$63,066	$-	$63,066
Accrued management compensation	232,716	-	232,716
Accounts payable - related parties	3,070	-	3,070
Derivative liability	-	6,318,428	6,318,428
Customer deposits	214,578	-	214,578

Total Current Liabilities	513,430	6,318,428	6,831,858

Total Liabilities	513,430	6,318,428	6,831,858

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,7549,582 shares issued and outstanding,	8,196,061	-	8,196,061
Additional paid-in capital	4,928,125	(502,965)	4,425,160
Accumulated deficit	(8,414,969)	(5,815,463)	(14,230,432)

Total Stockholders' Equity	4,709,217	(6,318,428)	(1,609,211)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,222,647	$-	$5,222,647

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

OMNITEK ENGINEERING CORP.
Balance Sheets
(Unaudited)

ASSETS

	September 30,
	2013
		Restatement
	As Previously Reported	Adjustments	As Restated

CURRENT ASSETS
Cash	$1,373,841	$-	$1,373,841
Accounts receivable, net	43,180	-	43,180
Accounts receivable - related parties	12,594	-	12,594
Inventory	2,231,873	-	2,231,873
Prepaid expense	22,942	-	22,942
Deposits	60,582	-	60,582
Short-term investments, net	1,024,130	-	1,024,130

Total Current Assets	4,769,142	-	4,769,142

FIXED ASSETS, net	113,756	-	113,756

OTHER ASSETS
Intellectual property, net	3,403	-	3,403

Total Other Assets	3,403	-	3,403

TOTAL ASSETS	$4,886,301	$-	$4,886,301

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$105,070	$-	$105,070
Accrued management compensation	215,447	-	215,447
Derivative liability	-	6,823,780	6,823,780
Customer deposits	185,277	-	185,277

Total Current Liabilities	505,794	6,823,780	7,329,574

Total Liabilities	505,794	6,823,780	7,329,574

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,749,582 shares issued and outstanding,	8,196,061	-	8,196,061
Additional paid-in capital	5,067,310	(502,965)	4,564,345
Accumulated deficit	(8,882,864)	(6,320,815)	(15,203,679)

Total Stockholders' Equity	4,380,507	(6,823,780)	(2,443,273)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,886,301	$-	$4,886,301

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

OMNITEK ENGINEERING CORP.
Balance Sheets
(Unaudited)

ASSETS
	June 30,
	2012
		Restatement
	As Previously Reported	Adjustments	As Restated

CURRENT ASSETS
Cash	$3,524,094	$-	$3,524,094
Accounts receivable, net	86,124	-	86,124
Accounts receivable - related parties	26,847	-	26,847
Inventory	922,677	-	922,677
Prepaid expense	837	-	837
Deposits	176,001	-	176,001

Total Current Assets	4,736,580	-	4,736,580

FIXED ASSETS, net	11,777	-	11,777

OTHER ASSETS
Long-term investments, net	1,222,019	-	1,222,019
Intellectual property, net	6,737	-	6,737

Total Other Assets	1,228,756	-	1,228,756

TOTAL ASSETS	$5,977,113	$-	$5,977,113

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$65,154	$-	$65,154
Accrued management compensation	292,517	-	292,517
Accounts payable - related parties	2,624	-	2,624
Derivative liability	-	8,070,027	8,070,027
Customer deposits	291,736	-	291,736

Total Current Liabilities	652,031	8,070,027	8,722,058

Total Liabilities	652,031	8,070,027	8,722,058

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,749,582 shares issued and outstanding,	8,196,061	-	8,196,061
Additional paid-in capital	4,731,728	(502,965)	4,228,763
Accumulated deficit	(7,602,707)	(7,567,062)	(15,169,769)

Total Stockholders' Equity	5,325,082	(8,070,027)	(2,744,945)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,977,113	$-	$5,977,113

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

OMNITEK ENGINEERING CORP.
Balance Sheets
(Unaudited)

ASSETS
	September 30,
	2012
		Restatement
	As Previously Reported	Adjustments	As Restated

CURRENT ASSETS
Cash	$3,240,057	$-	$3,240,057
Accounts receivable, net	218,065	-	218,065
Accounts receivable - related parties	30,876	-	30,876
Inventory	912,384	-	912,384
Prepaid expense	10,628	-	10,628
Deposits	251,036	-	251,036

Total Current Assets	4,663,046	-	4,663,046

FIXED ASSETS, net	15,338	-	15,338

OTHER ASSETS
Long-term investments, net	1,211,845	-	1,211,845
Intellectual property, net	5,979	-	5,979

Total Other Assets	1,217,824	-	1,217,824

TOTAL ASSETS	$5,896,208	$-	$5,896,208

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$70,411	$-	$70,411
Accounts payable - related parties	277,368	-	277,368
Derivative liability	-	4,941,548	4,941,548
Customer deposits	256,997	-	256,997

Total Current Liabilities	604,776	4,941,548	5,546,324

Total Liabilities	604,776	4,941,548	5,546,324

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,749,582 shares issued and outstanding,	8,196,061	-	8,196,061
Additional paid-in capital	4,840,228	(502,965)	4,337,263
Accumulated deficit	(7,744,857)	(4,438,583)	(12,183,440)

Total Stockholders' Equity	5,291,432	(4,941,548)	349,884

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,896,208	$-	$5,896,208

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

OMNITEK ENGINEERING CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended March 31, 2013
		Restatement
	As Previously Reported	Adjustments	As Restated

REVENUES	$349,329	$-	$349,329
COST OF GOODS SOLD	204,085	-	204,085
GROSS MARGIN	145,244	-	145,244

OPERATING EXPENSES

General and administrative	352,305	-	352,305
Research and development expense	50,359	-	50,359
Depreciation and amortization expense	13,270	-	13,270

Total Operating Expenses	415,934	-	415,934

LOSS FROM OPERATIONS	(270,690)	-	(270,690)

OTHER INCOME (EXPENSE)

Change in fair value of derivative liability	-	(2,420,654)	(2,420,654)
Interest income	21,070	-	21,070

Total Other Income (Expense)	21,070	(2,420,654)	(2,399,584)

LOSS BEFORE INCOME TAXES	(249,620)	(2,420,654)	(2,670,274)
INCOME TAX EXPENSE	800	-	800

NET LOSS	$(250,420)	$(2,420,654)	$(2,671,074)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)		$(0.14)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,749,582		19,749,582

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

OMNITEK ENGINEERING CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2013			For the Six Months Ended June 30, 2013
		Restatement			Restatement
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

REVENUES	$197,210	$-	$197,210	$546,539	$-	$546,539
COST OF GOODS SOLD	143,846	-	143,846	347,932	-	347,932
GROSS MARGIN	53,364	-	53,364	198,607	-	198,607

OPERATING EXPENSES

General and administrative	370,582	-	370,582	722,874	-	722,874
Research and development expense	51,777	-	51,777	102,136	-	102,136
Depreciation and amortization expense	14,066	-	14,066	27,336	-	27,336

Total Operating Expenses	436,425	-	436,425	852,346	-	852,346

LOSS FROM OPERATIONS	(383,061)	-	(383,061)	(653,739)	-	(653,739)

OTHER INCOME (EXPENSE)

Change in fair value of derivative liability	-	300,029	300,029	-	(2,120,626)	(2,120,626)
Interest expense	-	-	-	(13)	-	(13)
Interest income	13,668	-	13,668	34,738	-	34,738

Total Other Income (Expense)	13,668	300,029	313,697	34,725	(2,120,626)	(2,085,901)

LOSS BEFORE INCOME TAXES	(369,393)	300,029	(69,364)	(619,014)	(2,120,626)	(2,739,640)
INCOME TAX EXPENSE	-	-	-	800	-	800

NET LOSS	$(369,393)	$300,029	$(69,364)	$(619,814)	$(2,120,626)	$(2,740,440)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)		$(0.00)	$(0.03)		$(0.14)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,749,582		19,749,582	19,749,582		19,749,582

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

OMNITEK ENGINEERING CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2013			For the Nine Months Ended September 30, 2013
		Restatement			Restatement
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

REVENUES	$280,921	$-	$280,921	$827,460	$-	$827,460
COST OF GOODS SOLD	180,103	-	180,103	528,035	-	528,035
GROSS MARGIN	100,818	-	100,818	299,425	-	299,425

OPERATING EXPENSES

General and administrative	470,258	-	470,258	1,193,132	-	1,193,132
Research and development expense	104,991	-	104,991	207,127	-	207,127
Depreciation and amortization expense	14,503	-	14,503	41,839	-	41,839

Total Operating Expenses	589,752	-	589,752	1,442,098	-	1,442,098

LOSS FROM OPERATIONS	(488,934)	-	(488,934)	(1,142,673)	-	(1,142,673)

OTHER INCOME (EXPENSE)

Change in fair value of derivative liability	-	(505,353)	(505,353)	-	(2,625,978)	(2,625,978)
Interest expense	-	-	-	(13)	-	(13)
Interest income	21,039	-	21,039	55,777	-	55,777

Total Other Income (Expense)	21,039	(505,353)	(484,314)	55,764	(2,625,978)	(2,570,214)

LOSS BEFORE INCOME TAXES	(467,895)	(505,353)	(973,248)	(1,086,909)	(2,625,978)	(3,712,887)
INCOME TAX EXPENSE	-	-	-	800	-	800

NET LOSS	$(467,895)	$(505,353)	$(973,248)	$(1,087,709)	$(2,625,978)	$(3,713,687)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)		$(0.05)	$(0.06)		$(0.19)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,749,582		19,749,582	19,749,582		19,749,582

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

OMNITEK ENGINEERING CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30, 2012			For the Six Months Ended June 30, 2012
		Restatement			Restatement
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

REVENUES	$380,531	$-	$380,531	$686,900	$-	$686,900
COST OF GOODS SOLD	149,449	-	149,449	350,061	-	350,061
GROSS MARGIN	231,082	-	231,082	336,839	-	336,839

OPERATING EXPENSES

General and administrative	1,198,267	(1,563)	1,196,704	1,435,590	(1,563)	1,434,027
Research and development expense	48,254	-	48,254	77,148	-	77,148
Depreciation and amortization expense	1,533	-	1,533	2,990	-	2,990

Total Operating Expenses	1,248,054	(1,563)	1,246,491	1,515,728	(1,563)	1,514,165

LOSS FROM OPERATIONS	(1,016,972)	1,563	(1,015,409)	(1,178,889)	1,563	(1,177,326)

OTHER INCOME (EXPENSE)

Derivative expense	-	(11,051,108)	(11,051,108)	-	(11,051,108)	(11,051,108)
Change in fair value of derivative liability	-	3,482,483	3,482,483	-	3,482,482	3,482,482
Interest expense	(82)	-	(82)	(490)	-	(490)
Interest income	1,174	-	1,174	1,174	-	1,174

Total Other Income (Expense)	1,092	(7,568,625)	(7,567,533)	684	(7,568,626)	(7,567,942)

LOSS BEFORE INCOME TAXES	(1,015,880)	(7,567,062)	(8,582,942)	(1,178,205)	(7,567,063)	(8,745,268)
INCOME TAX EXPENSE	-	-	-	800	-	800

NET LOSS	$(1,015,880)	$(7,567,062)	$(8,582,942)	$(1,179,005)	$(7,567,063)	$(8,746,068)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)		$(0.44)	$(0.06)		$(0.47)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,661,571		19,661,571	18,429,153		18,429,153

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

OMNITEK ENGINEERING CORP.
Statements of Operations
(Unaudited)

	For the Three Months Ended September 30, 2012			For the Nine Months Ended September 30, 2012
		Restatement			Restatement
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

REVENUES	$562,367	$-	$562,367	$1,249,267	$-	$1,249,267
COST OF GOODS SOLD	281,633	-	281,633	631,694	-	631,694
GROSS MARGIN	280,734	-	280,734	617,573	-	617,573

OPERATING EXPENSES

General and administrative	353,438	(1,563)	351,875	1,789,028	(1,563)	1,787,465
Research and development expense	88,922	-	88,922	166,070	-	166,070
Depreciation and amortization expense	1,606	-	1,606	4,596	-	4,596

Total Operating Expenses	443,966	(1,563)	442,403	1,959,694	(1,563)	1,958,131

LOSS FROM OPERATIONS	(163,232)	1,563	(161,669)	(1,342,121)	1,563	(1,340,558)

OTHER INCOME (EXPENSE)

Derivative expense	-	-	-	-	(11,051,108)	(11,051,108)
Change in fair value of derivative liability	-	3,128,480	3,128,480	-	6,610,962	6,610,962
Interest expense	-	-	-	(490)	-	(490)
Interest income	21,082	-	21,082	22,256	-	22,256

Total Other Income (Expense)	21,082	3,128,480	3,149,562	21,766	(4,440,146)	(4,418,380)

LOSS BEFORE INCOME TAXES	(142,150)	3,130,043	2,987,893	(1,320,355)	(4,438,583)	(5,758,938)
INCOME TAX EXPENSE	-	-	-	800	-	800

NET LOSS	$(142,150)	$3,130,043	$2,987,893	$(1,321,155)	$(4,438,583)	$(5,759,738)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)		$0.15	$(0.07)		$(0.31)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,749,582		19,749,582	18,872,509		18,872,509

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

OMNITEK ENGINEERING CORP.
Statements of Cash Flows

	For the Three Months Ended March 31, 2013
		Restatement
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$(250,420)	$(2,420,654)	$(2,671,074)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	3,095	-	3,095
Amortization of premium on investments	10,173	-	10,173
Change in fair value of derivative liability	-	2,420,654	2,420,654
Options and warrants granted	38,350	-	38,350
Changes in operating assets and liabilities:
Accounts receivable	71,950	-	71,950
Accounts receivable–related parties	22,066	-	22,066
Deposits	(37,373)	-	(37,373)
Prepaid Expense	(10,560)	-	(10,560)
Inventory	(221,251)	-	(221,251)
Accounts payable and accrued expenses	(221,612)	-	(221,612)
Customer deposits	28,351	-	28,351
Accounts payable-related parties	(2,298)	-	(2,298)
Accrued management compensation	(14,770)	-	(14,770)

Net Cash Used in Operating Activities	(584,299)	-	(584,299)

INVESTING ACTIVITIES
Purchase of property and equipment	(47,445)	-	(47,445)

Net Cash Provided by (Used in) Investing Activities	(47,445)	-	(47,445)

FINANCING ACTIVITIES
	-	-	-

Net Cash Provided by Financing Activities	-	-	-

NET INCREASE (DECREASE) IN CASH	(631,744)	-	(631,744)
CASH AT BEGINNING OF YEAR	3,192,761	-	3,192,761

CASH AT END OF PERIOD	$2,561,017	$-	$2,561,017

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Income taxes	$800	$-	$800

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

OMNITEK ENGINEERING CORP.
Statements of Cash Flows

	For the Six Months Ended June 30, 2013
		Restatement
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$(619,814)	$(2,120,626)	$(2,740,440)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	8,180	-	8,180
Amortization of premium on investments	19,155	-	19,155
Change in fair value of derivative liability	-	2,120,626	2,120,626
Options and warrants granted	60,956	-	60,956
Changes in operating assets and liabilities:
Accounts receivable	93,435	-	93,435
Accounts receivable–related parties	5,443	-	5,443
Deposits	123,315	-	123,315
Prepaid Expense	(3,622)	-	(3,622)
Inventory	(689,008)	-	(689,008)
Accounts payable and accrued expenses	(254,040)	-	(254,040)
Customer deposits	30,469	-	30,469
Accounts payable-related parties	3,070	-	3,070
Accrued management compensation	(32,001)	-	(32,001)

Net Cash Used in Operating Activities	(1,254,462)	-	(1,254,462)

INVESTING ACTIVITIES
Maturity of long-term investments	150,000	-	150,000
Purchase of property and equipment	(89,753)	-	(89,753)

Net Cash Provided by (Used in) Investing Activities	60,247	-	60,247

FINANCING ACTIVITIES
	-	-	-

Net Cash Provided by Financing Activities	-	-	-

NET INCREASE (DECREASE) IN CASH	(1,194,215)	-	(1,194,215)
CASH AT BEGINNING OF YEAR	3,192,761	-	3,192,761

CASH AT END OF PERIOD	$1,998,546	$-	$1,998,546

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$800	$-	$800

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

OMNITEK ENGINEERING CORP.
Statements of Cash Flows

	For the Nine Months Ended September 30, 2013
		Restatement
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$(1,087,709)	$(2,625,978)	$(3,713,687)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	14,296	-	14,296
Amortization of premium on investments	27,541	-	27,541
Change in fair value of derivative liability	-	2,625,978	2,625,978
Options and warrants granted	200,141	-	200,141
Changes in operating assets and liabilities:
Accounts receivable	77,367	-	77,367
Accounts receivable–related parties	16,069	-	16,069
Deposits	271,178	-	271,178
Prepaid Expense	(15,502)	-	(15,502)
Inventory	(1,098,278)	-	(1,098,278)
Accounts payable and accrued expenses	(212,036)	-	(212,036)
Customer deposits	1,168	-	1,168
Accounts payable-related parties	(2,208)	-	(2,208)
Accrued management compensation	(49,270)	-	(49,270)

Net Cash Used in Operating Activities	(1,857,243)	-	(1,857,243)

INVESTING ACTIVITIES
Maturity of long-term investments	150,000	-	150,000
Purchase of property and equipment	(111,677)	-	(111,677)

Net Cash Provided by (Used in) Investing Activities	38,323	-	38,323

FINANCING ACTIVITIES
	-	-	-

Net Cash Provided by Financing Activities	-	-	-

NET INCREASE (DECREASE) IN CASH	(1,818,920)	-	(1,818,920)
CASH AT BEGINNING OF YEAR	3,192,761	-	3,192,761

CASH AT END OF PERIOD	$1,373,841	$-	$1,373,841

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$800	$-	$800

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

OMNITEK ENGINEERING CORP.
Statements of Cash Flows

	For the Six Months Ended June 30, 2012
		Restatement
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$(1,179,005)	$(7,567,063)	$(8,746,068)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	2,991	-	2,991
Amortization of premium on investments	6,204	-	6,204
Derivative expense	-	11,051,108	11,051,108
Change in fair value of derivative liability	-	(3,482,482)	(3,482,482)
Options and warrants granted	518,415	(1,563)	516,852
Changes in operating assets and liabilities:
Accounts receivable	(72,618)	-	(72,618)
Accounts receivable–related parties	(10,132)	-	(10,132)
Deposits	(134,058)	-	(134,058)
Prepaid Expense	1,675	-	1,675
Inventory	97,440	-	97,440
Accounts payable and accrued expenses	7,326	-	7,326
Customer deposits	5,128	-	5,128
Accounts payable-related parties	56	-	56
Accrued management compensation	(59,063)	-	(59,063)

Net Cash Used in Operating Activities	(815,641)	-	(815,641)

INVESTING ACTIVITIES
Purchase of long-term investments	(1,228,223)	-	(1,228,223)

Net Cash Provided by (Used in) Investing Activities	(1,228,223)	-	(1,228,223)

FINANCING ACTIVITIES
Issuance of common stock for cash	5,536,762	-	5,536,762
Repayment of note payable	(40,000)	-	(40,000)
Proceeds of Note Payable	40,000	-	40,000

Net Cash Provided by Financing Activities	5,536,762	-	5,536,762

NET INCREASE (DECREASE) IN CASH	3,492,898	-	3,492,898
CASH AT BEGINNING OF YEAR	31,196	-	31,196

CASH AT END OF PERIOD	$3,524,094	$-	$3,524,094

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$408	$-	$408
Income taxes	$800	$-	$800

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 13 - QUARTERLY INFORMATION (Continued)

OMNITEK ENGINEERING CORP.
Statements of Cash Flows

	For the Nine Months Ended September 30, 2012
		Restatement
	As Previously Reported	Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$(1,321,155)	$(4,438,583)	$(5,759,738)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	4,596	-	4,596
Amortization of premium on investments	16,378	-	16,378
Derivative expense	-	11,051,108	11,051,108
Change in fair value of derivative liability	-	(6,610,962)	(6,610,962)
Options and warrants granted	626,915	(1,563)	625,352
Changes in operating assets and liabilities:
Accounts receivable	(204,559)	-	(204,559)
Accounts receivable–related parties	(14,161)	-	(14,161)
Deposits	(209,093)	-	(209,093)
Prepaid Expense	(8,116)	-	(8,116)
Inventory	107,733	-	107,733
Accounts payable and accrued expenses	12,583	-	12,583
Customer deposits	(29,611)	-	(29,611)
Accounts payable-related parties	(2,543)	-	(2,543)
Accrued management compensation	(74,237)	-	(74,237)

Net Cash Used in Operating Activities	(1,095,270)	-	(1,095,270)

INVESTING ACTIVITIES
Purchase of long-term investments	(1,228,223)	-	(1,228,223)
Purchase of property and equipment	(4,408)	-	(4,408)

Net Cash Provided by (Used in) Investing Activities	(1,232,631)	-	(1,232,631)

FINANCING ACTIVITIES
Issuance of common stock for cash	5,536,762	-	5,536,762
Repayment of note payable	(40,000)	-	(40,000)
Proceeds of Note Payable	40,000	-	40,000

Net Cash Provided by Financing Activities	5,536,762	-	5,536,762

NET INCREASE (DECREASE) IN CASH	3,208,861	-	3,208,861
CASH AT BEGINNING OF YEAR	31,196	-	31,196

CASH AT END OF PERIOD	$3,240,057	$-	$3,240,057

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$490	$-	$490
Income taxes	$800	$-	$800

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2013 and 2012

NOTE 14 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.  There are no material subsequent events to report.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, using criteria established in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management identified a material weakness in internal control over financial reporting as of December 31, 2013 as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective controls over the accounting for the occurrence, valuation, rights and obligations and presentation and disclosure of non-routine complex transactions. Specifically, we did not have effective controls surrounding the documentation, evaluation and review of the technical accounting considerations that were adequately designed to determine whether the transactions were accounted for appropriately. This control deficiency resulted in a misstatement of our current liabilities, other income and expense, additional paid in capital, accumulated deficit and related disclosures. The misstatement was attributable to the accounting for derivative functions issued in warrants for services and for cash and resulted in the restatement of the Company’s consolidated financial statements for the fiscal years 2013 and 2012 and each of the quarters of fiscal 2013 and the last three quarters of fiscal 2012. Additionally, this control deficiency could result in a misstatement of account balances or disclosures associated with non-routine complex transactions that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, our management has determined that this control deficiency constitutes a material weakness. Because of the material weakness, management concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2013.

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

Remediation Plan for the Material Weakness

Management has been actively engaged in developing remediation plans to address the above material weakness. Planned remediation efforts involve the re-design of controls to identify, research, evaluate and review the appropriate accounting related to non-routine complex transactions and technical accounting matters. These include matters in the areas of capital financing where a price protection provision exists as well future transactions that contain a derivative component.

We believe that the controls that we will be implementing will improve the effectiveness of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Omnitek Engineering Corp.

Dated: November 12, 2014
By: Werner Funk
Its: President and Secretary
CEO and Principal Executive Officer

Dated: November 12, 2014	/s/ Alicia A. Rolfe
By: Alicia A. Rolfe
Its: Chief Financial Officer
and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: November 12, 2014
Werner Funk, Director

Dated: November 12, 2014	/s/ Janice M. Quigley
Janice M. Quigley, Director

Dated: November 12, 2014	/s/ George G. Chachas
George G. Chachas, Director

Dated: November 12, 2014	/s/ Gary S. Maier
Gary Maier, Director

Dated: November 12, 2014	/s/ John M. Palumbo
John M. Palumbo, Director