Form 10-Q
period 2014-09-30
Omnitek Engineering Corp
filed 2014-11-13
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: SEPTEMBER 30, 2014

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

As of November 12, 2014, the Registrant had 19,979,582 shares of its no par value Common Stock outstanding.

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements

Condensed Balance Sheets as of September 30, 2014 and December 31, 2013	1

Condensed Statements of Operations for the three months ended September 30, 2014 and September 30, 2013, and for the nine months ended September 30, 2014 and September 30, 2013	2

Condensed Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013	3

Notes to the Condensed Financial Statements	4-7

ii

PART I
FINANCIAL INFORMATION

ITEM 1.                                FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP. Condensed Balance Sheets

ASSETS

	September 30,	December 31,
	2014	2013
	(unaudited)	(as restated)
CURRENT ASSETS
Cash	$644,592	$1,057,836
Accounts receivable, net	73,484	38,261
Accounts receivable - related parties	9,463	33,369
Inventory, net	2,451,713	2,225,868
Prepaid expense	4,200	21,474
Deposits	96,577	62,973
Short-term investments, net	-	917,248

Total Current Assets	3,280,029	4,357,029

FIXED ASSETS, net	96,522	118,460

OTHER ASSETS
Intellectual property, net	1,716	2,872

Total Other Assets	1,716	2,872

TOTAL ASSETS	$3,378,267	$4,478,361

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$146,624	$91,744
Accrued management compensation	118,947	189,466
Accounts payable - related parties	2,329	1,475
Customer deposits	275,267	222,072

Total Current Liabilities	543,167	504,757

Total Liabilities	543,167	504,757

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,779,582 and 19,759,582 shares issued and outstanding,
respectively	8,214,911	8,201,311
Additional paid-in capital	11,053,338	10,785,771
Accumulated deficit	(16,433,149)	(15,013,478)

Total Stockholders' Equity	2,835,100	3,973,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,378,267	$4,478,361

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)
	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30	September 30	September 30	September 30
	2014	2013	2014	2013
		(as restated)		(as restated)
REVENUES	$449,477	$280,921	$1,072,237	$827,460
COST OF GOODS SOLD	247,525	180,103	639,588	528,035
GROSS MARGIN	201,952	100,818	432,649	299,425

OPERATING EXPENSES

General and administrative	559,013	470,258	1,436,716	1,193,132
Research and development expense	192,321	104,991	431,480	207,127
Depreciation and amortization expense	11,898	14,503	41,701	41,839

Total Operating Expenses	763,232	589,752	1,909,897	1,442,098

LOSS FROM OPERATIONS	(561,280)	(488,934)	(1,477,248)	(1,142,673)

OTHER INCOME (EXPENSE)

Change in fair value of derivative liability	-	(505,353)	-	(2,625,978)
Investment income, net	-	-	12,921	-
Interest expense	-	-	-	(13)
Interest income	18,923	21,039	45,456	55,777

Total Other Income (Expense)	18,923	(484,314)	58,377	(2,570,214)

LOSS BEFORE INCOME TAXES	(542,357)	(973,248)	(1,418,871)	(3,712,887)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(542,357)	$(973,248)	$(1,419,671)	$(3,713,687)

BASIC AND DILUTED LOSS PER SHARE	$(0.03)	$(0.05)	$(0.07)	$(0.19)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	19,768,520	19,749,582	19,768,520	19,749,582

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2013
		(as restated)
OPERATING ACTIVITIES
Net loss	$(1,419,671)	$(3,713,687)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	24,553	14,296
Amortization of premium on investments	17,248	27,541
Options and warrants granted	267,567	200,141
Change in fair value of derivative liability		2,625,978
Changes in operating assets and liabilities:
Accounts receivable	(35,222)	77,367
Accounts receivable–related parties	23,906	16,069
Deposits	(33,609)	271,178
Prepaid Expense	17,277	(15,502)
Inventory	(225,845)	(1,098,278)
Accounts payable and accrued expenses	54,881	(212,036)
Customer deposits	53,195	1,168
Accounts payable-related parties	854	(2,208)
Accrued management compensation	(70,519)	(49,270)

Net Cash Used in Operating Activities	(1,325,385)	(1,857,243)

INVESTING ACTIVITIES
Maturity of short-term investments	900,000	150,000
Purchase of property and equipment	(1,459)	(111,677)

Net Cash Provided by Investing Activities	898,541	38,323

FINANCING ACTIVITIES
Exercise of warrants and options for cash	13,600	-

Net Cash Provided by Financing Activities	13,600	-

NET DECREASE IN CASH	(413,244)	(1,818,920)
CASH AT BEGINNING OF YEAR	1,057,836	3,192,761

CASH AT END OF PERIOD	$644,592	$1,373,841

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$-	$-
Income taxes	$800	$800

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
September 30, 2014
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	September 30,	December 31,
Location : Vista, CA	2014	2013
Raw materials	$1,474,576	$1,191,550
Finished goods	1,200,586	1,621,201
In transit	-	23,269
Allowance for obsolete inventory	(223,449)	(610,152)
Total	$2,451,713	$2,225,868

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $10,426, for the periods ended September 30, 2014 and December 31, 2013, respectively.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
September 30, 2014
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
Production equipment	$61,960	$60,501
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(48,809)	(25,412)
Total	$96,522	$118,460

Depreciation expense for the periods ended September 30, 2014 and December 31, 2013 was $23,397 and $19,858, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 1,976,612 and 2,087,137 stock options and warrants that would have been included in the fully diluted earnings per share as of September 30, 2014 and December 31, 2013, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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
Notes to Condensed Financial Statements
September 30, 2014
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2014 and December 31, 2013 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

Held to Maturity Investments

During the three months ended June 30, 2012, the Company purchased various corporate bonds. The Company intends to hold the bonds to maturity. Accordingly, the Company has recorded and has amortized the premium over the life of the bonds. During the nine months ended September 30, 2014, the Company received proceeds of $900,000 from bonds that matured during the period. During the nine months ended September 30, 2014 and 2013 the Company had correlating amortization expense of $17,248 and $27,541, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties
The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2013, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd., a 20% interest in Omnitek Peru S.A.C., and a 5% interest in Omnitek Stationary, Inc.  As of September 30, 2014 and December 31, 2013, the Company was owed $9,463 and $33,369, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties
The Company regularly incurs expenses that are paid for by related parties and purchases goods and services from related parties. As of September 30, 2014 and December 31, 2013, the Company owed related parties for such expenses, goods and services in the amounts of $2,329 and $1,475, respectively.

Accrued Management Expenses
For the periods ended September 30, 2014 and December 31, 2013, the Company’s president and vice president were due amounts for services performed for the Company.  As of September 30, 2014 and December 31, 2013 the accrued management fees consisted of the following:

	September 30,	December 31,
	2014	2013
Amounts due to the president	$86,628	$133,397
Amounts due to the vice president	32,319	56,069
Total	$118,947	$189,466

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
September 30, 2014
(unaudited)

NOTE 4 -  STOCK OPTIONS AND WARRANTS

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of September 30, 2014 the Company has a total of 2,590,000 options issued under the plan. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2014 the Company has a total of 765,000 options issued under the plan. During the nine months ended September 30, 2014 the Company issued 50,000 options to two independent directors and -0- warrants.

During the nine months ended September 30, 2014 and 2013, the Company recognized expense of $267,566 and $200,141, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $508,714.

A summary of the status of the options and warrants granted at September 30, 2014 and December 31, 2013 and changes during the periods then ended is presented below:

	September 30,		December 31,
	2014		2013
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	6,250,313	$2.30	6,085,313	$2.29
Granted	50,000	2.25	175,000	2.42
Exercised	(20,000)	.68	(10,000)	.53
Expired or cancelled	-	-	-	-
Outstanding at end of period	6,280,313	2.30	6,250,313	2.30
Exercisable	5,938,230	$2.29	5,803,230	$2.28

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
September 30, 2014
(unaudited)

NOTE 4 -  STOCK OPTIONS AND WARRANTS (CONTINUED)

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-0.50	200,000	.03 years	200,000	$0.38
$0.51-0.75	1,550,000	.10 years	1,550,000	0.63
$0.76-1.00	1,040,000	.10 years	1,040,000	0.94
$1.01-2.00	140,000	3.77 years	121,667	1.80
$2.01-3.00	630,000	5.15 years	306,250	2.51
$3.01-4.00	2,720,313	2.52 years	2,720,313	3.88

$0.01-4.00	6,280,313	1.74 years	5,938,230	$2.29

Measurement Uncertainty for Stock Options

The Company used the Black-Scholes option pricing model (“Black-Scholes”) to value the options and warrants issued during the period. This option pricing model requires the input of subjective assumptions including expected share price volatility. The fair value estimate can vary materially as a result of changes in the assumptions. The following assumptions are used in the Black-Scholes option-pricing model:

Expected Term – Expected term of 5 years represents the period that the Company’s stock-based awards are expected to be outstanding.
Expected Volatility – Expected volatilities are based on historical volatility of the Company’s stock, adjusted where determined by management for unusual and non-representative stock price activity not expected to recur. The expected volatility used was 210%.
Expected Dividend –  The Black-Scholes valuation model calls for a single expected dividend yield as an input. The Company currently pays no dividends and does not expect to pay dividends in the foreseeable future.
Risk-Free Interest rate – The Company bases the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. The risk-free rate used was 1.66%.

NOTE 5 – PRIOR PERIOD RESTATEMENT

As previously disclosed in it’s amended Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the Company identified a prior period error relating to a derivative liability in connection with the Company’s April 9, 2012 Private Placement agreement. Accordingly, prior period financial statements for periods ending June 30, 2012 through December 31, 2013 have been revised to reflect this restatement. The effect of the restatement resulted in a decrease in retained earnings in the amount of $5,604,135 and an increase of the same amount in additional paid in capital for the current year.

NOTE 6 - SUBSEQUENT EVENTS

On October 10, 2014, the company granted a non-qualified stock option grant to the Company’s engineering group manager, to purchase forty thousand (40,000) shares of the Company’s common stock at an exercise price of $1.64 per share (i.e. one hundred percent (100%) of the closing price of the Company’s common stock as of October 10.  Such options shall vest and become exercisable (i) with regard to 20,000 shares immediately; (ii) with regard to 10,000 shares on the first anniversary of the Grant Date; and (iii) with regard the remaining 10,000 shares on the second anniversary of the Grant Date. The Options will be exercisable for a period of five (5) years.  In addition, the non-qualified stock options granted to the Company’s engineering group manager on August 3, 2012 were canceled.

Additionally on October 10, 2014, two shareholders exercised warrants and purchased 200,000 restricted shares of common stock, at an exercise price of $0.375 per share, for a total consideration of $75,000.

On October 24, 2014, the company granted a non-qualified stock option grant to a director, to purchase twenty five thousand (25,000) shares of the Company’s common stock at an exercise price of $1.85 per share (i.e. one hundred percent (100%) of the closing price of the Company’s common stock as of October 24. Such options shall vest and be exercisable immediately and shall be exercisable for a period of five years from the grant date.

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

Results of Operations

For the three months ended September 30, 2014 and 2013

Revenues were $449,477 for the three months ended September 30, 2014 compared with $280,921 for the three months ended September 30, 2013, an increase of $168,556, or 60%, which was primarily due to increased revenue from filter sales, drop-in engines and conversion kit shipments. Furthermore, prior year sales were negatively impacted by the company’s relocation activities.

Cost of sales was $247,525 for the three months ended September 30, 2014 compared with $180,103 for the three months ended September 30, 2013, an increase of $67,422. Our gross margin was 45% for the three months ended September 30, 2014 compared with 36% in the same period in 2013.

Operating expenses for the three months ended September 30, 2014 were $763,232 compared with $589,752 in the same period in 2013, an increase of $173,480 or 29%. General and administrative expense for the three months ended September 30, 2014 was $559,013 as compared with $470,258 for the three months ended September 30, 2013. The increase is primarily due to options expense of $176,426 for the three months ended September 30, 2014 as compared with $139,185 for the three months ended September 30, 2013 and outside services of $29,884 for the three months ended September 30, 2014 compared with $9,141, for the three months ended September 30, 2013.  Major components of general and administrative expenses for the three months ended September 30, 2014 were professional fees of $23,016, rent expense of $48,320, and salary and wages of $125,677. This compares to professional fees of $32,550, rent expense of $44,627 and salaries and wages of $123,114 for the three months ended September 30, 2013.  For the three months ended September 30, 2014 research and development outlays were increased to $192,321 compared with $104,991 for the three months ended September 30, 2013.

Our net loss for the three months ended September 30, 2014 was $542,357, or $0.03 per share, compared with a net loss of $973,248, or $0.05 per share, for the three months ended September 30, 2013. The decreased loss was primarily the result of change in value of derivative that occurred in 2013. Additionally, operating loss for the three months ended September 30, 2014 was $561,280 as compared $488,934 for the three months ended September 30, 2013.  The increased operating loss was primarily due to higher research and development costs during the three months ended September 30, 2013 over the same period a year earlier.

Results for the three months ended September 30, 2014 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $176,426 and depreciation and amortization of $11,898.  For the three month period a year earlier non-cash expenses include options and warrants granted in the amount of $139,185, depreciation and amortization of $14,503 and loss on the change in fair value of derivative liability of $505,353.

For the nine months ended September 30, 2014 and 2013

Revenues increased to $1,072,237 for the nine months ended September 30, 2014 from $827,460 for the nine months ended September 30, 2013, an increase of $244,777 or 30%, which was primarily due to increased revenue from filter sales, drop-in engines and conversion kit shipments. Furthermore, prior year sales were negatively impacted by the company’s relocation activities.

Cost of sales increased to $639,588 for the nine months ended September 30, 2014 from $528,035 for the nine months ended September 30, 2013, an increase of $111,553. Our gross margin was 40% for the nine months ended September 30, 2014 compared to 36% in 2013.

Our operating expenses for the nine months ended September 30, 2014 were $1,909,897 compared to $1,442,098 in 2013, an increase of $467,799 or 32%.  General and administrative expense for the nine months ended September 30, 2014 was $1,436,716 as compared to $1,193,132 for the nine months ended September 30, 2013.  The increase is due primarily to options expense of $267,567 for the nine months ended September 30, 2014 as compared to $200,141 for the nine months ended September 30, 2013, outside services of $85,158 for the nine months ended September 30, 2014 as compared to $35,548 for the nine months ended September 30, 2013 and salaries and wages of $396,135 for the nine months ending September 30, 2014 as compared to $348,580 for the nine months ended September 30, 2013.  Major components of general and administrative expenses for the nine months ended September 30, 2014 were professional fees of $111,141, rent expense of $130,304 and salary and wages of $396,135. This compares to professional fees of $85,981, rent expense of $125,411, and salary and wages of $348,580 for the nine months ended September 30, 2013. Research and development outlays were increased to $431,480 for the nine months ended September 30, 2014 compared to $207,127 for the nine months ended September 30, 2013 as we develop diesel to natural gas conversion kits for additional engines.

Our net loss for the nine months ended September 30, 2014 was $1,419,671, or $0.07 per share, compared to a net loss of $3,712,887, or $0.19 per share, for the nine months ended September 30, 2013. The decreased loss was primarily the result of change in value of derivative that occurred in 2013. Additionally, operating loss for the nine months ended September 30, 2014 was $1,477,248 as compared $1,142,673 for the nine months ended September 30, 2013.  The increased operating loss was primarily due to increased operating expense and research and development expense in the nine months ended September 30, 2014 over the same period a year earlier.

Results for the nine months ended September 30, 2014 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $267,567 and depreciation and amortization of $41,701. For the nine-month period a year earlier, non-cash expenses for the value of options and warrants granted were $200,141, depreciation and amortization of $41,839 and loss on the change in fair value of derivative liability of $2,625,978.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At September 30, 2014, our current liabilities totaled $543,167 and our current assets totaled $3,280,029, resulting in positive working capital of $2,736,862 and a current ratio of 6.04.

We have no firm commitments or obligations for capital expenditures.  However, substantial discretionary expenditures may be required to enable us to conduct existing and planned product research, design, development, manufacturing, marketing and distribution of our products. We may need to raise additional capital to facilitate growth and support our long-term product development, manufacturing, and marketing programs. The Company has no established bank-financing arrangements. Therefore, it is possible that we need to seek additional financing through subsequent future public or private sales of our securities, including equity securities. We may also seek funding for the development, manufacturing, and marketing of our products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our research and development programs.

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $16,433,149 at September 30, 2014, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $1,325,385 for the nine months ended September 30, 2014 compared with a negative cash flow of $1,857,243 during the nine months ended September 30, 2013.

Included in the operating loss of $1,477,248 for the nine months ended September 30, 2014 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $267,567 and depreciation and amortization of $41,701.  Excluding these non-cash amounts, our adjusted operating loss for the nine months ended September 30, 2014 is $1,167,980.

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

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The Company uses historical experience to determine the likelihood of realization of deferred tax liabilities and assets.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2014, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At September 30, 2014, the Company had net operating loss carry forwards of approximately $4,370,287 through 2034. No tax benefit has been reported in the September 30, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

Changes in Internal Controls

  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2014, the day after their anniversary date of their appointment to the Board of Directors, the Company granted to Gary S. Maier and George G. Chachas, a non-qualified stock option grant to purchase twenty-five thousand (25,000) shares of the Company’s common stock each at an exercise price of $2.25 per share representing one hundred percent (100%) of the closing price of the Company’s common stock as of August 4, 2014.  Such Options shall be exercisable for a period of five years.  The Option shall vest and be exercisable immediately. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Subsequent to the period covered by this report, on October 10, 2014, the company granted a non-qualified stock option grant to the Company’s engineering group manager, to purchase forty thousand (40,000) shares of the Company’s common stock at an exercise price of $1.64 per share (i.e. one hundred percent (100%) of the closing price of the Company’s common stock as of October 10.  Such options shall vest and become exercisable (i) with regard to 20,000 shares immediately; (ii) with regard to 10,000 shares on the first anniversary of the Grant Date; and (iii) with regard the remaining 10,000 shares on the second anniversary of the Grant Date. The Options will be exercisable for a period of five (5) years.  In addition, the non-qualified stock options granted to the Company’s engineering group manager on August 3, 2012 were canceled. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individual receiving the options is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Subsequent to the period covered by this report, on October 11, 2014, two shareholders exercised a warrant to purchase two hundred thousand (200,000) shares of the Company’s common stock at a price of $0.375 per share for a combined total contribution of $75,000 in cash.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individuals receiving the securities were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Subsequent to the period covered by this report, on October 24, 2014, the anniversary date of his appointment to the Board of Directors, the Company granted to John M. Palumbo, a non-qualified stock option grant to purchase twenty-five thousand (25,000) shares of the Company’s common stock at an exercise price of $1.85 per share representing one hundred percent (100%) of the closing price of the Company’s common stock as of October 24, 2014.  Such Options shall be exercisable for a period of five years.  The Option shall vest and be exercisable immediately.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

(a)           Documents filed as part of this Report.

1.           Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2014 and the audited balance sheet as of December 31, 2013, the condensed unaudited Statements of Operations for the three months and nine-month periods ended September 30, 2014 and 2013, and the condensed unaudited Statements of Cash Flows for the nine-month period ended September 30, 2014 and 2013, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
Its: Chief Executive Officer Principal Executive Officer

Dated: November 12, 2014	/s/ Alicia A. Rolfe
By: Alicia A. Rolfe
Its: Chief Financial Officer Principal Financial Officer