Form 10-K
period 2014-12-31
Omnitek Engineering Corp
filed 2015-03-31
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
___________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
 Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No  ☒

Issuer’s revenues for its most recent fiscal year: $1,485,819

The aggregate market value of the voting and non-voting common equity on June 30, 2014 held by non-affiliates of the registrant based on the price last sold on such date was approximately $23,474,096.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

        As of March 30, 2015, there were 19,981,082 shares of the registrant’s Common Stock outstanding.

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

ITEM 1.                      BUSINESS

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

Omnitek’s common stock is currently trading on the OTC Bulletin Board (“OTCBB”) marketplace under the symbol OMTK.

Financial Information

The audited financial statements for the fiscal year ended December 31, 2014 are attached hereto as Item 8 in this annual report.

Business of Issuer

Omnitek develops and sells proprietary diesel-to-natural gas engine conversion systems and complementary products, including new natural gas engines that utilize the Company’s technology.  Omnitek products are available for stationary applications (generator sets) and the global transportation industry, which includes light commercial vehicles, minibuses, heavy-duty trucks, municipal buses, as well as rail and marine applications.  The technology can be used for compressed natural gas (“CNG”), liquefied natural gas (“LNG”), or Biogas (RNG).

As long as the price of diesel remains high and the threat of climate change and air pollution remain a public concern, the search for a cheaper and cleaner burning alternative fuel becomes increasingly more important.  Natural gas has emerged as an attractive option to address these challenges.  Readily available in many countries from indigenous sources, natural gas is relatively inexpensive and clean burning compared with gasoline or diesel.  Worldwide, on average the cost of CNG is 30% - 70% less than the cost of diesel per similar unit volume.  The average CNG equivalent in the United States is currently priced approximately 30 - 50% less than its diesel counterpart. Omnitek has developed a system that can be used to convert most diesel engines to be able to operate using natural gas at a cost lower than the cost required to purchase a new natural gas engine.

Engine conversions in the United States that are subject to the U.S. Environmental Protection Agency (“EPA”) approval and certification range from $15,000 to $35,000, depending on engine model, exclusive of the cost of the natural gas tank and labor. Engine conversion in countries that do not require compliance with emission standards are substantially less expensive and range from $3,000 to $10,000, depending on engine model, exclusive of the cost of the natural gas tank and labor. In addition to the engine conversion cost, fleets also have to consider the cost of the natural gas storage tanks on the vehicle. This cost varies depending on the gas storage volume needed and the tank technology used, but can range from $2,000 for a single tank system, up to $30,000 for a multi-tank system for heavy-duty class 8 over the road trucks.

Omnitek can deliver complete new natural gas engines as well when local emission standards, or other conditions, require the use of new engines.

(1)	Principal Products or Services.

Omnitek offers four main product lines at this time.

•	A conversion kit for converting rich-burn natural gas engines to lean-burn;
•	A conversion kit for converting diesel engines to run on natural gas; and
•	New complete natural gas engines.
•	Natural gas components

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

Conversion Kits (Diesel-to-Natural Gas) - Omnitek offers a solution to convert diesel engines to operate on natural gas. This diesel-to-natural gas engine conversion technology is the primary product offered by Omnitek. This product is packaged in kit form and is offered in two basic variations. One is designed to work on engines with a turbocharger and the other is designed to work on engines without a turbocharger. Both kits are comprised of up to 20 individual components depending on the particular kit.

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

On June 9, 2014, the EPA approved the Company’s diesel-to-natural gas engine conversion technology for the line of heavy-duty all Mack E7 electronic engines up to model year 2006.  The Certificate of Conformity allows engine conversions to proceed in 49 States and covers 166 Mack E7 engine/model/power variations.

On September 11, 2014, the EPA provided a Certificate of Conformity applicable for diesel-to-natural gas conversions of the Detroit Diesel Series 60 engine families for model years 1988 to 2009.  The Certificate of Conformity allows engine conversions to proceed in 49 States and covers the 11.1 liter, 12.7 liter, and 14.0 DD60S engine models.

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

Natural Gas Components – Omnitek supplies natural gas engine management components to OE and aftermarket customers. The high-pressure natural gas filter is used by several OE vehicle manufacturers around the world.

(2)	Markets

Worldwide

The Company has the ability to sell and deliver its products anywhere in the world through Omnitek distributors, engine manufacturers, system integrators, fleet operators, engine conversion companies and directly to end-users.  The Company's conversion technology has been used to convert heavy-duty diesel engines to operate on natural gas worldwide since 2001 and has been successfully adapted to work with many different engine designs.  Over 5,000 engines have been converted worldwide utilizing the Omnitek technology.  Converted engines can be tuned to meet current emissions standards.

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

Some governments offer incentives to convert fleets currently running on diesel, which is expected to increase demand in those regions.

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

United States

In the United States the installation and sale of our conversion systems for on-road applications is subject to regulations imposed by the U.S. Environmental Protection Agency (“EPA”) and the State of California Air Resource Board (“CARB”) with regard to sales and installations within California. Receiving EPA certification allows Omnitek to install and sell its conversion systems in 48 states, excluding California and Maryland.

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

Late in 2014 the State of California Air Resource Board (“CARB”) posted final regulations and guidelines to certify and convert diesel engines to operate on natural gas. Omnitek is currently reading the regulations to devise a plan for certifying converted engines for use in California.

On January 22, 2013, the U.S. Environmental Protection Agency approved the Company’s diesel-to-natural gas engine conversion system for the widely operated line of heavy-duty Navistar DT466E and DT530E engines under the specific and rigorous criteria related to the agency’s Outside Useful Life definition.   This certification allows Omnitek to install and sell its conversion systems in 48 states, excluding California and Maryland.   The Navistar DT466E and DT530E engines were produced in approximately 130 different configurations from 1996 through 2003, representing an estimated addressable market of 1.5 million potential conversions.

On June 9, 2014, the EPA approved the Company’s diesel-to-natural gas engine conversion technology for the line of heavy-duty all Mack E7 electronic engines up to model year 2006.  The Certificate of Conformity allows engine conversions to proceed in 49 States, excluding California and Maryland, and covers 166 Mack E7 engine/model/power variations.  The Mack E7 electronic engines produced from model year 1996 through 2006 represent an estimated addressable market of over 500,000 potential conversions.

On September 11, 2014, the EPA provided a Certificate of Conformity applicable for diesel-to-natural gas conversions of the Detroit Diesel Series 60 engine families for model years 1988 to 2009.  The Certificate of Conformity allows engine conversions to proceed in 48 States, excluding California and Maryland, and covers 195 engine/model/power variations, including the 11.1 liter, 12.7 liter, and 14.0 DD60S engine models.  The Detroit Diesel Series 60 engines produced from 1988 through 2009, representing an estimated addressable market of near one million potential conversions.

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

Distribution Agreements.  From time to time, Omnitek may enter into exclusive or non-exclusive distribution agreements with its dealers, distributors or authorized diesel-to-natural gas engine conversion kit installation centers (“AIC”).

Internet.   Our products, as well as information regarding new product introductions and company news, are available online at our website, www.omnitekcorp.com.

(4)           Status of any publicly announced new product or service.

On March 25, 2014, we received a follow-on order for the Company’s proprietary natural gas engine management technology and components for a system designed to operate new 6.6 liter engines manufactured by Arizona-based U.R.E., representing an aggregate 40 units to date that will power buses in Querétaro, Mexico, manufactured by Master Road, based in Puebla, Mexico.

On May 8, 2014, the Company was selected for a city of Little Rock, Arkansas pilot program intended to demonstrate the economic benefits and environmental effectiveness of the company’s EPA-approved diesel-to natural gas engine conversion technology for the Navistar DT466E heavy-duty truck engines utilized by the city’s municipal truck fleet.

On June 9, 2014, the EPA approved the Company’s diesel-to-natural gas engine conversion technology for the line of heavy-duty all Mack E7 electronic engines up to model year 2006.  The Certificate of Conformity allows engine conversions to proceed in 49 States and covers 166 Mack E7 engine/model/power variations.

On July 2, 2014, we received an order for a 250 kilowatt diesel-to-biogas converted power generator from National Raisin Company, Inc., based in Fowler, California that incorporates Omnitek’s technology for stationary engine applications and provides a clean and economical solution to the agricultural industry in the San Joaquin Valley region of California.

On August 27, 2014, the Company received an initial order for diesel-to-natural gas engine conversion kits designed and EPA-approved for the 12 liter Mack E7 engine from Chesapeake, Virginia-based TFC Recycling. The initial order for conversion kits is part of TFC Recycling’s goal to convert its entire fleet of more than 100 vehicles to operate on natural gas. Omnitek appointed TFC Recycling in June 2013 as an authorized installation center for its diesel-to-natural gas engine conversion systems in the region.

On September 2, 2014, we announced that the 6.6 liter natural gas engine manufactured by Arizona-based U.R.E. and equipped with Omnitek’s proprietary natural gas engine management system had received EURO 4 emissions certification in Mexico, which is expected to accelerate demand to power buses manufactured by Master Road, based in Puebla, Mexico.

On September 8, 2014, the Company appointed Inland Waste Solutions as an authorized diesel-to-natural gas conversion center, and delivered an initial order for a converted EPA-approved 12-liter Mack E7 engine to the Austin, Texas-based company.  The initial order is part of Inland Waste Solution’s goal to convert its entire fleet of more than 200 vehicles to operate on natural gas, and also add diesel-to-natural gas engine conversion services at its state-of-the art truck refurbishing facility located in Augusta, Georgia for other corporate and municipal customers in the Southwest region.

On September 11, 2014, the EPA provided a Certificate of Conformity applicable for diesel-to-natural gas conversions of the Detroit Diesel Series 60 engine families for model years 1988 to 2009.  The Certificate of Conformity allows engine conversions to proceed in 49 States and covers the 11.1 liter, 12.7 liter, and 14.0 DD60S engine models.

On November 14, 2014, we appointed of Industrial Security Alliance Partners based in San Diego, California, as its exclusive authorized reseller for all Omnitek products to the U.S. military worldwide, including the company’s diesel-to-natural gas engine conversion kits and “drop-in” converted natural gas engines.

On November 18, 2014, the Company established a strategic alliance with LKQ Corporation (Nasdaq: LKQ) to produce “drop-in” natural gas engines at the company’s facility in Monterrey, Mexico, initially for the widely utilized Mercedes OM904 and OM906 engines.

Throughout the year, the Company supplied its existing OE customers as well as its Dealers and Destributors around the world with conversion kits and components. TATA Motors of India retained Omnitek as its OE supplier for of the Omnitek high-pressure natural gas filter.

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

Competition - Diesel-to-Natural Gas Engine Conversions.

The company encounters competing products in countries where no emission standards are enforced, and where carbureted systems are still being used such as China, India, Bangladesh, Peru and others. These systems can be used to convert low power diesel engines found in these countries. When converting emissions controlled high power engines, as found in the USA and Western Europe, a fuel injection system, like the Omnitek system, must be used.

As of today, the Company is not aware of any direct competitors to its diesel-to-natural gas engine conversion technology for high-power heavy-duty diesel engines required to meet US EPA or CARB emissions standards.  Suppliers like Fuel Systems Solutions, Bosch and Keihin supply mainly original equipment engine manufacturers and do not offer complete systems to convert diesel engines to natural gas.  Cummins offers new natural gas engines, not engine conversion systems.

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

Competition - Dual Fuel Technology

The dual fuel technology, where natural gas is mixed with diesel and both fuels are used at the same time, offers low-money savings potential but is not considered a competing technology.

Competition - New Natural Gas Engines.

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

During the year ended December 31, 2014, four suppliers accounted for 42% of products purchased compared with the year ended December 31, 2013, where four suppliers accounted for 55% of products purchased.

See Risk Factors Item “Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.”

(7)           Dependence on one or few major customers.

Omnitek believes that the diversity of the product line offered alleviates the dependence on any customer.  Through a widespread use of our product line, Omnitek is striving to develop a wide base of customers.  During the year ended December 31, 2014, eight customers accounted for approximately 56% of sales compared with the year ended December 31, 2013, where eight customers accounted for approximately 55% of sales.

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

The protection of proprietary rights relating to Omnitek’s products and expertise is critical for our business. We intend to file additional patent applications to protect certain technology and improvements considered important to the development of our business.  Omnitek also intends to rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position.

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

Other Agreements

As part of the build-out of the U.S. operations and dealer network, we have entered into the following agreements:

On September 8, 2014, the Company appointed Inland Waste Solutions, an Austin, Texas-based company, as an authorized diesel-to-natural gas conversion center,

On November 18, 2014, the Company established a strategic alliance with LKQ Corporation (Nasdaq: LKQ) to produce “drop-in” natural gas engines at the company’s facility in Monterrey, Mexico, initially for the widely utilized Mercedes OM904 and OM906 engines.

On November 14, 2014, we appointed of Industrial Security Alliance Partners based in San Diego, California, as its exclusive authorized reseller for all Omnitek products to the U.S. military worldwide, including the company’s diesel-to-natural gas engine conversion kits and “drop-in” converted natural gas engines.

 (9)           Need of any governmental approval of principal products or services.

Omnitek’s products are presently sold to commercial users.  As stated above, Omnitek’s conversion technology as applied in the United States is subject to approval from the EPA as well as certain state agencies such as the California Air Resources Board (“CARB”) with regard to sales and installations within California.  .

Products and conversion systems that receive EPA certification can be installed and sold in 48 states, but not California and Maryland.

Late in 2014 the State of California Air Resource Board (“CARB”) posted final regulations and guidelines to certify and convert diesel engines to operate on natural gas. Omnitek is currently reading the regulations to devise a plan for certifying converted engine for use in California.

Currently Omnitek has received EPA approval and certification for our diesel-to-natural gas conversion technology for the heavy-duty Navistar DT466E and DT530E, all Mack E7 electronic engines up to model year 2006, and the Detroit Diesel Series 60 engine families for model years 1988 to 2009.  Omnitek is and will continue to apply for approval and certification of additional engines.  Each kit development and certification will cost up to $125,000.

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

(11)           Research and Development.

Research and development expenditures for the last two fiscal years, 2014 and 2013, were $600,091 and $292,228 respectively, and were comprised of charges for engine certification testing, purchase of equipment and parts for R&D, and the cost of personnel in the development of products and services.

In some cases, a customer will send an engine to our location and pay to have a conversion kit developed for a specific engine and/or application.  In this case, we require an up-front payment from the customer.

Omnitek, depending on demand, may develop additional conversion kits for the U.S. market.  The cost of developing each kit and completing the required certification can cost up to $125,000 per engine model.

(12)           Costs and effects of compliance with environmental laws.

Except as discussed above in item number 9, Omnitek’s business activities are not subject to any environmental laws and we do not anticipate that our future business activities will subject Omnitek to any environmental compliance regulations.

(13)           Number of total employees and number of full-time employees.

As of the date of this report, we employ a total of 16 persons, all of which are full-time employees, and one part-time employee.  These full-time employees include, Werner Funk and Alicia Rolfe who are also officers, and in the case of Mr. Funk a director, of Omnitek.  We believe we have a good working relationship with our employees, who are not represented by a collective bargaining organization, and there no organized labor agreements or union agreements between Omnitek and any employees exist.

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

          If the US economic conditions and unemployment rates deteriorate or do not improve, our target consumer base may be disproportionately affected.  In addition, a large proportion of our target customers work in industries that may be disproportionately affected by a downturn in the U.S. economy.  Stagnant economic growth and high unemployment are likely to negatively affect our customers' ability to purchase our goods.  The resulting impact of such economic conditions on our customers and on consumer spending could have a material adverse effect on demand for our products and on our business, financial condition and operating results.

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

A global economic crisis could result in decreases in customer spending

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

There is uncertainty relating to the ability of the company to enforce its rights under certain dealer agreements

Many of the dealer agreements are with foreign entities and are governed by the laws of foreign jurisdictions.  If a dealer breaches a dealer agreement, Omnitek will incur the additional costs of determining its rights and obligations under the agreement, under applicable foreign laws, and enforcing the agreement in a foreign jurisdiction.  Many of the jurisdictions to which dealer agreements are subject do not have sophisticated and/or impartial legal systems and we may face practical difficulties in enforcing any of its rights in such jurisdictions.  Omnitek may not be able to enforce such rights or may determine that it would be too costly to enforce such rights.  In addition, some of the dealer agreements contain arbitration provisions that govern disputes under the agreements and there is uncertainty with respect to the enforceability of such arbitration provisions under the laws of related foreign jurisdictions.  If a dispute were to arise under a dealer agreement and the related arbitration provision was not effective, Omnitek would be exposed to the additional costs of settling the dispute through traditional legal avenues rather than through an arbitration process.

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

The Company is subject to foreign business, political and economic disruption risks

Omnitek contracts with various entities from around the world.  As a result, we are exposed to foreign business, political and economic risks, which could adversely affect our financial position and results of operations, including:

•	difficulties in managing dealer relationships from outside of a dealer’s jurisdiction;
•	political and economic instability;
•	less developed infrastructures in newly industrializing countries;
•	susceptibility to business interruption in foreign areas due to war, terrorist attacks, medical epidemics, changes in political regimes, and general interest rate and currency instability;
•	exposure to possible litigation or claims in foreign jurisdictions; and,
•	competition from foreign-based providers and the existence of protectionist laws and business practices that favor such providers.

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

Approximately eight customers accounted for 56% of revenue for the year ended December 31, 2014, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability

  These customers are free to purchase conversion kits and new natural gas engines from our competitors who may have more established distribution channels and other competitive advantages, such as price.  In addition, our customers’ need for our conversion kits and new natural gas engines depends on the worldwide and regional fuel prices, and the various governmental regulations.  If any of the latter factors change significantly, our customers’ demand for our products might decline substantially.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release 33-8889 we are required to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the year.  If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

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

ITEM 2.                      PROPERTIES

The Company owns no real property and has a five-year lease agreement for its principal executive offices and related engineering and assembly facilities located in approximately 25,000 square feet of space at 1333 Keystone Way, Suite 101, Vista, California 92081.  During the year ended December 31, 2014, lease payments were $178,582.  For the fiscal year ended December 31, 2013, lease payments were $168,562.  Our existing space should be adequate for our needs for the next few years, however as the Company enters the U.S. market, there is the possibility we will need to expand our facilities again.

In August of 2013, the Company began leasing a shared office space, which is used on a part time basis, located at 8117 Preston Road, Suite 300, Dallas, Texas 75225.  In the fiscal year ended December 31, 2014 we paid $3,388.

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

PART II.

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on OTCBB under the symbol “OMTK.”  The CUSIP number for the Issuer’s common stock is 68215W 10 7.  The following table sets forth, in U.S. dollars the high and low sale prices for each of the calendar quarters indicated, as reported by the OTCBB.  The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	Company Common Stock Prices
	High	Low
2014
Quarter ended December 31	$2.37	$1.05
Quarter ended September 30	2.94	2.19
Quarter ended June 30	2.86	1.97
Quarter ended March 31	3.00	2.15

2013
Quarter ended December 31	$2.98	$2.35
Quarter ended September 30	2.82	1.78
Quarter ended June 30	2.55	2.10
Quarter ended March 31	2.70	1.51

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

On March 26, 2015, the last bid and ask of our common stock as reported on the OTCBB was $1.10 and $1.14, respectively.

Holders

There were approximately 42 holders of record of Omnitek’s Common Stock as of December 31, 2014.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2014 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	790,000	$2.39	5,450,000
Equity compensation plans not approved by stockholders	0	0	0
Total	790,000	$2.39	5,450,000

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

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2014.

Recent Sales of Unregistered Securities

On October 10, 2014, the company granted a non-qualified stock option grant to the Company’s engineering group manager, to purchase forty thousand (40,000) shares of the Company’s common stock at an exercise price of $1.64 per share (i.e. one hundred percent (100%) of the closing price of the Company’s common stock as of October 10, 2014.  Such options shall vest and become exercisable (i) with regard to 20,000 shares immediately; (ii) with regard to 10,000 shares on the first anniversary of the Grant Date; and (iii) with regard the remaining 10,000 shares on the second anniversary of the Grant Date. The Options will be exercisable for a period of five (5) years.  In addition, the non-qualified stock options granted to the Company’s engineering group manager on August 3, 2012 were canceled. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individual receiving the options is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

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

Subsequent to the period covered by this report, on January 28, 2015, a total of 1,500 shares were issued to the three independent Directors, 500 shares each, in lieu of a $500 cash payment for attendance at a Board meeting. The shares issued were valued at a price of $1.00 per share, representing 100% of the closing price on January 28, 2015. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

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

Results of Operations

For the twelve months ended December 31, 2014 and 2013

Revenues increased to $1,485,818 for 2014 from $1,052,518 in 2013, an increase of $433,300, or 41%, which was primarily due to increased revenue from filter sales and drop-in engine shipments. Furthermore, prior year sales were negatively impacted by the company’s relocation activities.

Our cost of sales increased to $852,358 in 2014 from $703,630 in 2013, an increase of $148,728. Our gross margin was 43% in 2014 compared with 33% in 2013.

Our operating expenses for 2014 were $2,520,600 compared with $2,027,070 in 2013, an increase of $493,530 or 24%.  General and administrative expense for 2014 was $1,870,533 compared with $1,712,636 in 2013.  The increase is due primarily to professional fees of $165,376 in 2014 compared with $114,818 in 2013 and insurance expense of $181,334 in 2014 compared with $131,145 in 2013.  Major components of general and administrative expenses in 2014 were outside services of $100,206, rent expense of $178,582, and salary and wages of $549,961. This compares with outside services of $61,194, rent expense of $133,577, and salary and wages of $491,806 during 2013. Research and development outlays were increased to $600,091 in 2014 compared with $292,228 in 2013 as we develop diesel to natural gas conversion systems for additional engines.

Our net loss in 2014 was $1,828,027, or $0.09 per share, compared with a net loss of $3,523,486, or $0.18 per share, in 2013. The decreased loss was primarily the result of change in value of derivative that occurred in 2013.  Additionally, operating loss for the twelve months ended December 31, 2014 was $1,887,140 as compared to $1,678,182 for the twelve months ended December 31, 2013.  The increased operating loss was primarily due to increased research and development expense for 2014 as compared to 2013.

Results for the twelve months ended December 31, 2014 reflect non-cash expenses, including the value of options and warrants granted in the amount of $335,731 and depreciation and amortization of $49,979. For the twelve months ended December 31, 2013, non-cash expenses and income included the value of options and warrants granted for $314,467, gain on change in fair value of derivative liability in the amount of $1,909,298 and depreciation and amortization of $22,206.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital.  Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At December 31, 2014, our current liabilities totaled $535,925 and our current assets totaled $3,000,693, resulting in positive working capital of $2,464,768 and a current ratio of 5.6.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $16,842,305 at December 31, 2014, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to, and has had no effect on, our operations or cash flow.

Operating Activities

We have realized a negative cash flow from operations of $1,546,195 for the twelve months ended December 31, 2014 compared with a negative cash flow of $2,266,417 during the twelve months ended December 31, 2013.

Included in the net loss of $1,828,027 for the twelve months ended December 31, 2014 are non-cash expenses, which are not a drain on our capital resources.  During 2014, these non-cash expenses include the value of options and warrants granted in the amount of $335,731, and depreciation and amortization of $49,979.  Excluding these non-cash amounts, our adjusted EBITDA for the twelve months ended December 31, 2014 is a loss of $1,442,317.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

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

Revenue Recognition

Omnitek recognizes revenue from the sale of new natural gas engines and components to convert existing diesel engines to natural gas engines.  Revenue is recognized when persuasive evidence of an arrangement exists; products have been shipped; pricing has been determined; and collection of the resulting receivable is reasonably assured.

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

Omnitek includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2014, Omnitek had no accrued interest or penalties related to uncertain tax positions.

Omnitek files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, Omnitek is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At December 31, 2014, Omnitek had net operating loss carry forwards of approximately $5,348,732 through 2034.  No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMNITEK ENGINEERING CORP.

FINANCIAL STATEMENTS

December 31, 2014 and 2013

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Omnitek Engineering Corp.

We have audited the accompanying balance sheets of Omnitek Engineering Corp. (the Company) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Omnitek Engineering Corp. as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 31, 2015

OMNITEK ENGINEERING CORP.
Balance Sheets

ASSETS

	December 31,	December 31,
	2014	2013
		(As restated)
CURRENT ASSETS
Cash	$498,782	$1,057,836
Accounts receivable, net	56,059	38,261
Accounts receivable - related parties	15,092	33,369
Inventory, net	2,333,781	2,225,868
Prepaid expense	4,200	21,474
Deposits	92,779	62,973
Short-term investments, net	-	917,248

Total Current Assets	3,000,693	4,357,029

FIXED ASSETS, net	88,715	118,460

OTHER ASSETS
Intellectual property, net	1,345	2,872
Other noncurrent assets	14,280	-

Total Other Assets	15,625	2,872

TOTAL ASSETS	$3,105,033	$4,478,361

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$84,385	$91,744
Accrued management compensation	102,096	189,466
Accounts payable - related parties	3,600	1,475
Customer deposits	345,844	222,072

Total Current Liabilities	535,925	504,757

Total Liabilities	535,925	504,757

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,979,582 and 19,759,582 shares issued and outstanding,
respectively	8,289,911	8,201,311
Additional paid-in capital	11,121,502	10,785,771
Accumulated deficit	(16,842,305)	(15,013,478)

Total Stockholders' Equity	2,569,108	3,973,604

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,105,033	$4,478,361

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Operations

	For the Year	For the Year
	Ended	Ended
	December 31	December 31
	2014	2013
		(As restated)

REVENUES:
Revenues	$1,443,665	$986,601
Revenues - related parties	42,153	65,917
Total revenues	1,485,818	1,052,518

COST OF GOODS SOLD	852,358	703,630
GROSS MARGIN	633,460	348,888

OPERATING EXPENSES

General and administrative	1,870,533	1,712,636
Research and development expense	600,091	292,228
Depreciation and amortization expense	49,976	22,206

Total Operating Expenses	2,520,600	2,027,070

LOSS FROM OPERATIONS	(1,887,140)	(1,678,182)

OTHER INCOME (EXPENSE)
Change in fair value of derivative liability	-	(1,909,298)
Other income	13,646	-
Interest expense	-	(13)
Interest income	45,467	64,807

Total Other Income (Expense)	59,113	(1,844,504)

LOSS BEFORE INCOME TAXES	(1,828,027)	(3,522,686)
INCOME TAX EXPENSE	800	800

NET LOSS	$(1,828,827)	$(3,523,486)

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(0.18)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,816,240	19,750,787

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2012 (as restated)	19,749,582	8,196,061	4,364,204	(11,489,992)	1,070,273

Value of options and warrants
issued for services			314,467		314,467

Exercise of warrants and options for cash	10,000	5,250			5,250

Reversal of derivative liability (as restated)			6,107,100		6,107,100

Net loss for the twelve months ended
December 31, 2013 (as restated)	-	-	-	(3,523,486)	(3,523,486)

Balance, December 31, 2013 (as restated)	19,759,582	8,201,311	10,785,771	(15,013,478)	3,973,604

Value of options and warrants
issued for services			335,731		335,731

Exercise of warrants and options for cash	220,000	88,600			88,600

Net loss for the twelve months ended
December 31, 2014	-	-	-	(1,828,827)	(1,828,827)

Balance, December 31, 2014	19,979,582	$8,289,911	$11,121,502	$(16,842,305)	$2,569,108

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Cash Flows

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2014	2013
		(As restated)
OPERATING ACTIVITIES
Net loss	$(1,828,827)	$(3,523,486)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	32,731	22,206
Amortization of premium on investments	17,245	34,424
Change in fair value of derivative liability	-	1,909,298
Options and warrants granted	335,731	314,467
Changes in operating assets and liabilities:
Accounts receivable	(17,798)	82,285
Accounts receivable–related parties	18,277	(6,914)
Deposits	(29,806)	268,787
Prepaid Expense	2,997	(14,034)
Inventory	(107,913)	(1,092,273)
Accounts payable and accrued expenses	(7,359)	(225,364)
Customer deposits	123,772	37,963
Accounts payable-related parties	2,125	1,475
Accrued management compensation	(87,370)	(75,251)

Net Cash Used in Operating Activities	(1,546,195)	(2,266,417)

INVESTING ACTIVITIES
Maturity of short-term investments	900,000	250,000
Purchase of property and equipment	(1,459)	(123,758)

Net Cash Provided by Investing Activities	898,541	126,242

FINANCING ACTIVITIES
Exercise of warrants and options for cash	88,600	5,250

Net Cash Provided by Financing Activities	88,600	5,250

NET INCREASE (DECREASE) IN CASH	(559,054)	(2,134,925)
CASH AT BEGINNING OF YEAR	1,057,836	3,192,761

CASH AT END OF PERIOD	$498,782	$1,057,836

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$-	$-
Income taxes	$800	800

NON-CASH INVESTING AND FINANCING ACTIVITIES
Derivative liability	$-	$6,107,100

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2014 and 2013

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

c.       Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.   Allowance for doubtful accounts for the years ended December 31, 2014 and 2013 was $15,000 and $15,000, respectively. Additionally, bad debt expense for the years ended December 31, 2014 and 2013 was $6,489 and $1,196 respectively.

d.       Basic and Diluted Loss Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 0 and 2,087,137 stock options and warrants that would have been included in the fully diluted earnings per share as of December 31, 2014 and 2013, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti-dilutive.

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

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2014 and 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2014, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

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

The Company’s Level 2 financial liabilities consist of the derivative liability of the Company’s warrants issued to investors for cash and to consultants for services. There is no current market for these securities such that the determination of fair value requires significant judgment or estimation. The Company used a multinomial lattice model which incorporates transaction details such as Company stock price, contractual terms, default provisions, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date through December 31, 2013.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2014 and 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.       Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the year ended December 31, 2014 and 2013, the Company expensed $28,748 and $35,800, respectively.

k.       Revenue Recognition

The Company recognizes revenue from the sale of new engines for use with compressed natural gas and engine components to convert existing engines to compressed natural gas use.  Revenue is recognized when persuasive evidence of an arrangement exists; products have been shipped; pricing has been determined; and collection of the resulting receivable is reasonably assured.

l.       Concentration of Risks

Customers

During the year ended December 31, 2014, eight customers accounted for approximately 56% of sales.

During the year ended December 31, 2013, eight customers accounted for approximately 55% of sales.

Suppliers

During the year ended December 31, 2014, four suppliers accounted for 42% of products purchased.

During the year ended December 31, 2013, four suppliers accounted for 55% of products purchased.

m.       Long – Lived Assets

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances would indicate that there may be an impairment.  The Company compares the estimated undiscounted future cash flows to the carrying value of the long lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, the Company will recognize the impairment immediately. No impairment expense was recognized as of December 31, 2014.

n.       Research and Development

The Company expenses the costs of researching and developing its products during the period incurred. During the years ended December 31, 2014 and 2013, the Company incurred research and development expenses of $600,091 and $292,228, respectively.

o.      Liquidity

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2014, the Company had an accumulated deficit of $16,842,305 and total stockholders’ equity of $2,569,108.  At December 31, 2014, the Company had current assets of $3,000,693 including cash of $498,782, and current liabilities of $535,925, resulting in working capital of $2,464,768. For 2014, the Company reported a net loss of $1,828,827 and net cash used by operating activities of $1,546,195. Management believes that based on its fiscal year 2015 operating plan, including cost control measures and the projected sales for 2015, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows, it may require additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2014 and 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

q.  Held to Maturity Investments

During the three months ended June 30, 2012, the Company purchased various corporate bonds. The Company intends to hold the bonds to maturity. Accordingly, the Company has recorded and is amortizing the premium on the bonds over the remaining life. During the year ended December 31, 2014, the Company received proceeds of $900,000 from bonds that matured during the period. During the year ended December 31, 2014 and 2013 the Company had correlating amortization expense of $17,248 and $34,424, respectively.

NOTE 3 - INVENTORY

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California at December 31, 2014 and 2013 consisted of the following:

	December 31,	December 31,
Location : Vista, CA	2014	2013
Raw materials	$1,122,270	$1,191,550
Finished goods	1,403,946	1,621,201
In transit	46,835	23,269
Allowance for obsolete inventory	(239,270)	(610,152)
Total	$2,333,781	$2,225,868

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $15,822 and $10,426, for the periods ended December 31, 2014 and December 31, 2013, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December, 2014 and 2013 consisted of the following:

	December 31,	December 31,
	2014	2013
Production equipment	$61,960	$60,501
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(56,616)	(25,412)
Total	$88,715	$118,460

Depreciation expense for the years ended December 31, 2014 and 2013 was $31,204 and $19,858, respectively.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2014 and 2013

NOTE 5 - INTELLECTUAL PROPERTY

The Company’s patents and trademarks at December 31, 2014 and 2013 were as follows:

	December 31,	December 31,
	2014	2013
Patents	$42,295	$42,295
Trademarks	1,920	1,920
Intellectual property and customer list	474,000	474,000
Less: accumulated amortization	(516,870)	(515,343)
Total	$1,345	$2,872

Amortization expense for the years ended December 31, 2014 and 2013 was $1,527 and $2,348, respectively.

NOTE 6 - CUSTOMER DEPOSITS

The Company may require a customer deposit from domestic and international customers.  As of December 31, 2014 and 2013 the Company had customer deposits of $345,844 and $222,072, respectively.

NOTE 7 - COMMITMENTS

As of December 31, 2014 and 2013, the Company had outstanding purchase commitments for inventory totaling $227,781 and $91,566, respectively. Of these amounts, the Company had made prepayments of $227,781 as of December 31, 2014 and $34,542 as of December 31, 2013 and had commitments for future cash outlays for inventory totaling $111,772 and $57,024, respectively.

On January 10, 2013, the Company entered into an operating lease for its operating facilities in California. Future payment obligations under the terms of the operating lease are as follows:

2015	$148,071
2016	152,515
2017	157,080

Total	$457,666

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties
The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2014, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of December 31, 2014 and December 31, 2013, the Company was owed $15,092 and $33,369, respectively, by related parties for the purchase of products and services. Revenue recognized from related parties for the years ended December 31, 2014 and 2013 was $42,153 and $65,917 respectively.

Accounts Payable – Related Parties
For the periods ended December 31, 2014 and 2013 the Company’s independent Directors and related company, Nology Engineering, Inc., were due amounts for goods or services in the amount of $3,600 and $1,475 respectively.

Accrued Management Expenses
During the periods ended December 31, 2014 and December 31, 2013, the Company’s president and vice president were due amounts for services performed for the Company.  As of December 31, 2014 and December 31, 2013 the accrued management fees consisted of the following:

	December 31,	December 31,
	2014	2013
Amounts due to the president	$78,527	$133,397
Amounts due to the vice president	23,569	56,069
Total	$102,096	$189,466

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2014 and 2013

NOTE 9 – DERIVATIVE LIABILTY

FASB ASC 820 defines fair value, establishes a framework for measuring fair value under U.S. generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, with the first two inputs considered observable and the last input considered unobservable, that may be used to measure fair value as follows:

•	Level one - Quoted market prices in active markets for identical assets or liabilities;

•	Level two - Inputs, other than level one inputs, that are either directly or indirectly observable; and
•	Level three - Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which consists of a derivative liability on certain warrants (see NOTE 10). As of December 31, 2013 this derivative liability had an estimated fair value of $0. The Company has no assets that are measured at fair value on a recurring basis.

The following table presents information about our derivative liability, which was our only financial instrument measured at fair value on a recurring basis using significant inputs other than level one inputs that are either directly or indirectly observable (Level 2) as of December 31, 2013:

Balance at December 31, 2012	$4,197,802
New Derivative Liability	-
Total (gains) losses included in earnings	1,909,298
Closing of liability	(6,107,100)
Balance at December 31, 2013	$-

The fair value of this derivative liability was calculated using the multinomial lattice model. These models are based on future projections of the various potential outcomes. The features in the notes that were analyzed and incorporated into the model included the conversion feature with the reset provisions; redemption provisions; and the default provisions. Assumptions used to calculate the fair value of the derivative liability were as follows:

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2014 and 2013

NOTE 9 – DERIVATIVE LIABILTY (Continued)

December 31, 2013
Expected term in years	4.27 -5.00 years
Risk-free interest rates	0.62-0.90%
Volatility	260-281%
Dividend yield	0%

In addition to the assumptions above, the Company also takes into consideration whether or not the Company would participate in another round of financing and if that financing is registered or not and what that stock price would be for the financing at that time. The Company adjusted the derivative liability for changes in fair value until the derivative function matured on December 31, 2013.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On October, 11 2014 the Company issued 200,000 shares of its common stock in consideration of the capital contribution of $75,000 upon the exercise of warrants.

On July 16, 2014 the Company issued 20,000 shares of its common stock in consideration of the capital contribution of $13,600 upon the exercise of stock options.

On November 20, 2013 the Company issued 10,000 shares of its common stock in consideration of the capital contribution of $5,250 upon the exercise of stock options.

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2014 and 2013

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Options and Warrants

During the years ended December 31, 2014 and 2013, the Company granted 115,000 and 175,000 options for services, respectively.  During the years ended December 31, 2014 and 2013, respectively, the Company recognized expense of $335,731 and $314,467 related to options that vested during the years, respectively, pursuant to ASC Topic 718. The total remaining amount of compensation expense to be recognized in future periods is $465,420.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2014 the remaining 2,590,000 options previously issued under the plan expired. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2014 the Company has a total of 790,000 options issued and outstanding under the plan.

A summary of the status of the options and warrants granted at December 31, 2014 and December 31, 2013 and changes during the years then ended is presented below:

	December 31,		December 31,
	2014		2013
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	6,250,313	$2.30	6,085,313	$2.29
Granted	115,000	1.95	175,000	2.42
Exercised	(220,000)	.40	(10,000)	.53
Expired or cancelled	(2,630,000)	.77	-	-
Outstanding at end of year	3,515,313	3.56	6,250,313	2.30
Exercisable	3,199,896	$3.67	5,803,230	$2.28

A summary of the status of the options and warrants outstanding at December 31, 2014 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$1.01-2.00	165,000	3.76 years	145,000	3.62
$2.01-3.00	630,000	4.89 years	334,583	4.76
$3.01-4.00	2,720,313	2.27 years	2,720,313	2.27

$1.01-4.00	3,515,313	2.81 years	3,199,896	$2.59

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2014 and 2013

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2014 and 2013 consists of the following:

	December 31,	December 31,
	2014	2013
Federal
Current	$-	$-
Deferred	-	-
State
Current	800	800
Deferred	-	-
	$800	$800

Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryover	$5,348,732	$4,370,287
Depreciation	(105,327)	(124,818)
Research and development carry forward	136,465	136,465
Related party accruals	130,538	130,538
Inventory reserve	244,063	242,522
Allowance for doubtful accounts	33,605	33,605
Accrued compensation	51,957	17,742
Deferred tax liabilities:
Valuation allowance	(5,840,033)	(4,806,341)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2014 and 2013 due to the following:

	December 31,	December 31,
	2014	2013
Book loss	$(713,243)	$(629,533)
Meals and entertainment	240	235
State tax deduction	312	-
Related party expense	-	-
Stock/Options for services	130,935	122,654
Depreciation	19,491	(30,364)
Accrued compensation	34,215	(29,348)
Inventory reserve	1,541	(6,777)
Research and development	-	-
Valuation allowance	1,033,692	-
Net operating loss carryover	(506,383)	573,133
Income Tax Expense	$800	$-

OMNITEK ENGINEERING CORP.
Notes to the Financial Statements
December 31, 2014 and 2013

NOTE 11 – INCOME TAXES (Continued)

At December 31, 2014, the Company had net operating loss carry forwards of approximately $5,348,732 through 2034.  No tax benefit has been reported in the December 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 12 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company’s management reviewed all material events through the date of this report.  Included below are those material subsequent events.

On January 28, 2015, the company issued 1,500 shares of common stock to three independent Directors, 500 each, in lieu of $500 cash payment for attendance at a Board Meeting.  The shares issued were valued at a price of $1.00 per share, representing 100% of the closing price on January 28, 2015.

On February 12, 2015, the company received a deposit payment for approximately $137,813 toward the purchase of a natural gas power generator that will be supplied to a customer in Queretaro, Mexico.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, using criteria established in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management identified a material weakness in internal control over financial reporting as of December 31, 2014 as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of our assessment, we have determined that there is a deficiency with regard to the lack of a complete backup process for our electronic financial information and inventory systems.  There is limited stored backup offsite or in a media safe, and as such, there are no regularly run test restorations of said financial information.

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.

Remediation Plan for the Material Weakness

Management has been engaged in developing remediation plans to address the above material weakness. In order to address and resolve this deficiency we are currently researching the options available given our financial means to have a regularly scheduled and dependable offsite backup of our Company records that will allow us to restore our data in the event of a system failure. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify the remediation measures described above.

Changes in Internal Control Over Financial Reporting

We previously did not maintain effective controls over the accounting for the occurrence, valuation, rights and obligations, presentation and disclosure of non-routine complex transactions. Specifically, we did not have effective controls surrounding the documentation, evaluation and review of the technical accounting considerations that were adequately designed to determine whether the transactions were accounted for appropriately. This control deficiency resulted in a misstatement of our current liabilities, other income and expense, additional paid in capital, accumulated deficit and related disclosures and resulted in the restatement of the Company’s consolidated financial statements for the fiscal years 2013 and 2012 and each of the quarters of fiscal 2013 and the last three quarters of fiscal 2012.

Accordingly, our management has re-designed our internal controls to allow us to effectively identify, research, evaluate and review the appropriate accounting related to such non-routine complex transactions and technical accounting matters in a timely manner. These include matters in the areas of capital financing where a price protection provision exists as well future transactions that contain a derivative component.

There have been no other changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                                OTHER INFORMATION

None.

PART III.

ITEM 10.                                   DIRECTORS AND EXECUTIVE OFFICERS

Identification of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director

Werner Funk	56	President, CEO, Secretary and Director	One Year	May 2001 to Present

Alicia A. Rolfe	41	Chief Financial Officer	N/A	N/A

Janice M. Quigley	67	Vice President and Director	One Year	August 2003 to Present

George G. Chachas	52	Director	One Year	August 2012 to Present

Gary S. Maier	61	Director	One Year	August 2012 to Present

John M. Palumbo	59	Director	One Year	October 2013 to Present

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

Alicia A. Rolfe – Mrs. Rolfe was appointed as the CFO of the Company on August 17, 2013, she had been serving as the Company’s controller since February 2013.  She is responsible for the financial reporting and personnel management of the Company.  Mrs. Rolfe has 17 years of financial management and accounting experience.  Prior to her working at Omnitek, Mrs. Rolfe served as head of financial reporting and personnel management for Rancho Trade, Inc. from 2000 to 2013.  Additionally, Ms. Rolfe worked for ZD Market Intelligence, a subsidiary of Ziff-Davis Inc. as a staff accountant from 1997 to 1999.  Ms. Rolfe received a BS in Business Administration, with a concentration in Accounting, from San Diego State University in 1996, and she received her Certified Management Accountant certification in 1998.

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

John M. Palumbo – Mr. Palumbo is currently the CEO of Partschannel, Inc., a distributor of aftermarket collision replacement parts.   Prior to this Mr. Palumbo was the CFO at Solar Integrated Technologies, Inc., and before that the CFO for Keystone Automotive Industries, Inc.  (NASDAQ:KEYS).  Mr. Palumbo holds a Bachelor of Science degree in finance from Canisius College in Buffalo New York and obtained his EMBA from Peter F. Drucker Claremont Graduate University in Claremont California.  Mr. Palumbo is a Certified Public Accountant in the state of California.   Additionally, Mr. Palumbo serves on the board of the Certified Automotive Parts Association (CAPA), an independent, non-profit certification organization dedicated to ensuring high-quality parts and standards for automotive collision replacement parts.

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by Omnitek and representations from certain reporting persons, Omnitek believes that for the fiscal year ended December 31, 2014, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

Code of Ethics

On August 3, 2012, Omnitek, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer that is reasonably designed to deter wrongdoing and to promote:

☐	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationship;
☐	Full, fair, accurate, timely and understandable disclosure in SEC reports and in other public communications;
☐	Compliance with applicable governmental laws, rules and regulations;
☐	Prompt internal reporting of violations of the code of ethics to appropriate person or persons identified in the code of ethics; and
☐	Accountability for adherence to the code of ethics.

The description of the Code of Ethics contained in this report is qualified in its entirety by reference to the full text of the Code of Ethics filed as Exhibit 14.01 to that certain Current Report on Form 8-K filed August 7, 2012.  The Code of Ethics shall be available on Omnitek’s website at www.omnitekcorp.com

Audit Committee and Audit Committee Financial Expert

Our board of directors is comprised of five directors, three of which are outside independent directors and make up the audit committee.  John M. Palumbo, considered an audit committee financial expert, chairs our audit committee.

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2013 and 2012 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compen-sation	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)(1)	(j)
Werner Funk	2014	$174,640(3)	-	$84,741	-	$59,077	$318,458
Chairman, President,	2013	$153,846	-	$80,115	-	$64,000	$297,961
CEO and Secretary

Janice M. Quigley(2)	2014	$32,500	-	$22,086	-	$32,500	$87,086
Director and VP	2013	$50,481	-	$26,518	-	$11,250	$88,249

Alicia A. Rolfe(2)	2014	$85,000	-	$51,540	-	$-	$136,540
CFO	2013	$29,423	-	$12,991	-	$-	$42,414

(1)  These amounts represent previously accrued unpaid salary owed from prior fiscal years.
(2) On August 17, 2013, Janice M. Quigley resigned as the acting Chief Financial Officer and Alicia A. Rolfe was appointed to the Chief Financial Officer position.
(3) In 2014, Mr. Funk was to receive his base salary of $179,166 according to his employment agreement with the Company. Mr. Funk actually received $174,640, deferring $4,526 of his 2014 salary.

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

Compensation of Directors

There was no compensation paid to any director who was a Named Executive Officer during the year ended December 31, 2014, other than that provided for attendance at meetings.   The three outside independent directors received each, a non-qualified stock option grant to purchase twenty-five thousand (25,000) shares of Omnitek’s common stock; two received these options at an exercise price of $2.25 per share on August 4, 2014 and the other received his options at $1.85 per share on October 24, 2014.  Such Options shall be exercisable for a period of five years.  The Option shall vest and be exercisable immediately.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2014

The following table provides information for the named executive officers on stock option holdings as of the end of 2014.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Werner Funk	173,333	0	226,667	$2.56	10/31/2019

Janice M. Quigley	50,000	0	0	$2.56	10/31/2019

Alicia A. Rolfe	31,250	0	68,750	$2.74	9/15/2020

On September 1, 2006, the Board of Directors adopted the Omnitek Engineering Corp. 2006 Long-term Incentive Plan (the “2006 Plan”), under which 1,000,000 shares of Omnitek’s Common Stock were reserved for issuance by Omnitek to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to Omnitek.  The 2006 Plan is administered by a committee comprised of the Board of Directors of Omnitek or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.  On November 30, 2007, the Board of Directors authorized the increase of shares available under the 2006 Plan to 10,000,000 post-split adjusted shares.

On August 3, 2011, the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Omnitek’s Common Stock were reserved for issuance by Omnitek’s to attract and retain employees and directors of Omnitek and to provide such persons with incentives and awards for superior performance and providing services to Omnitek.  The 2011 Plan is administered by a committee comprised of the Board of Directors of Omnitek or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.

ITEM 12.                                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of Omnitek’s voting securities of any person known to Omnitek to be the beneficial owner of more than five percent, as of the close of business on December 31, 2014.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust UDT 9/25/07 1333 Keystone Way, Suite 101 Vista, CA 92081	8,546,525(1) (2)	42.8%

Common Stock	Garber Family Trust U/D/T 07/30/1992 78-166 Bovee Circle Palm Desert, CA 92211	3,133,965(3)	15.7%
(1)   This amount includes currently vested options to purchase 173,333 shares of Common Stock.
(2)      Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.
(3)   The Trustee(s) of the Garber Family Trust U/D/T 07/30/1992, has sole voting and dispositive power as to all of the shares.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of Omnitek’s voting securities of all of Omnitek’s current directors and executive officers, as of the close of business on December 31, 2014.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust UDT 9/25/07 1333 Keystone Way, Suite 101 Vista, CA 92081	8,546,525(1) (2)	42.8%

Common Stock	Alicia A. Rolfe 1333 Keystone Way, Suite 101 Vista, CA 92081	31,650(3)	0.2%

Common Stock	Janice M. Quigley 1333 Keystone Way, Suite 101 Vista, CA 92081	225,000(4)	1.1%

Common Stock	George G. Chachas 11682 El Camino Real, Suite 100 San Diego, CA 92130	139,000(5)	0.7%

Common Stock	Gary S. Maier 815 Moraga Drive, Suite 306 Los Angeles, CA 90049	112,000(6)	0.6%

Common Stock	John M. Palumbo 8905 Rex Road Pico Rivera, California 90660	50,000(7)	0.3%

Common Stock	Directors and Executive Officers as a Group (6 persons)	9,104,175	45.7%

(1) This amount includes currently vested options to purchase 173,333 shares of Common Stock.
(2)  Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.
(3) This amount includes currently vested options to purchase 31,250 shares of Common Stock.
      (4)  This amount includes currently vested options to purchase 50,000 shares of Common Stock.
     (5) This amount includes currently vested options to purchase 75,000 shares of Common Stock; a warrant to purchase 20,000 shares of Common Stock, and 44,000 shares of Common Stock held in the name of Tuva Co., LLC, over which Mr. Chachas has     sole voting power.
    (6) This amount includes currently vested options to purchase 75,000 shares of Common Stock and a warrant to purchase 20,000 shares of stock.
    (7) This amount includes currently vested options to purchase 50,000 shares of Common Stock.

Changes in Control

To the best of Omnitek’s knowledge there are no present arrangements or pledges of Omnitek’s securities, which may result in a change in control.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Omnitek has not been a party to any transactions between persons who were executive officers, directors, or principal stockholders of our corporation during the fiscal years ended December 31, 2014 and 2013.

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

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2014, we incurred approximately $25,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2014.

During the fiscal year ended December 31, 2013, we incurred approximately $25,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $1,250 and $750, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $900, respectively.

PART IV.
ITEM 15.           EXHIBITS

(a)           Financial Statements.

(i)           The Balance Sheet of Omnitek Engineering Corp. as of December 31, 2014 and 2013, the Statements of Operations for the years ended December 31, 2014 and 2013, the Statements Stockholders’ Equity (Deficit) from December 31, 2012 to December 31, 2014, and of Cash Flows for the years ended December 31, 2014 and 2013, and together with the notes thereto and the reports of Sadler, Gibb & Associates thereon appear in Item 8 and are included in this report.

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

Omnitek Engineering Corp.
Dated: March 31, 2014
By: Werner Funk
Its: President and Secretary,
CEO and Principal Executive Officer

Dated: March 31, 2015	/s/ Alicia A. Rolfe
By: Alicia A. Rolfe
Its: Chief Financial Officer
and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 31, 2015
Werner Funk, Director

Dated: March 31, 2015	/s/ Janice M. Quigley
___________________________
Janice M. Quigley, Director

Dated: March 31, 2015	/s/ George G. Chachas
___________________________
George G. Chachas, Director

Dated: March 31, 2015	/s/ Gary S. Maier
___________________________
Gary Maier, Director

Dated: March 31, 2015	/s/ John M. Palumbo
___________________________
John M. Palumbo, Director