Form 10-Q
period 2015-03-31
Omnitek Engineering Corp
filed 2015-05-15
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: MARCH 31, 2015

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

As of May 15, 2015, the Registrant had 19,981,082 shares of its no par value Common Stock outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets

ASSETS
	March 31,	December 31,
	2015	2014
	(unaudited)
CURRENT ASSETS
Cash	$432,912	$498,782
Accounts receivable, net	105,800	56,059
Accounts receivable - related parties	13,665	15,092
Inventory, net	2,300,619	2,333,781
Prepaid expense	6,050	4,200
Deposits	40,405	92,779

Total Current Assets	2,899,451	3,000,693

FIXED ASSETS, net	81,324	88,715

OTHER ASSETS
Intellectual property, net	945	1,345
Other noncurrent assets	14,280	14,280

Total Other Assets	15,225	15,625

TOTAL ASSETS	$2,996,000	$3,105,033

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$115,151	$84,385
Accrued management compensation	108,298	102,096
Accounts payable - related parties	7,214	3,600
Customer deposits	398,288	345,844

Total Current Liabilities	628,951	535,925

Total Liabilities	628,951	535,925

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,981,082 and 19,979,582 shares issued and outstanding,
respectively	8,291,411	8,289,911
Additional paid-in capital	11,155,105	11,121,502
Accumulated deficit	(17,079,467)	(16,842,305)

Total Stockholders' Equity	2,367,049	2,569,108

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,996,000	$3,105,033

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)
	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2015	2014

REVENUES	$450,700	$320,374
COST OF GOODS SOLD	251,645	195,051
GROSS MARGIN	199,055	125,323

OPERATING EXPENSES

General and administrative	351,052	451,402
Research and development	76,584	103,760
Depreciation and amortization	7,790	8,187

Total Operating Expenses	435,426	563,349

LOSS FROM OPERATIONS	(236,371)	(438,026)

OTHER INCOME (EXPENSE)
Interest income	9	21,021

Total Other Income (Expense)	9	21,021

LOSS BEFORE INCOME TAXES	(236,362)	(417,005)
INCOME TAX EXPENSE	800	800

NET LOSS	$(237,162)	$(417,805)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	19,980,632	19,759,582

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(237,162)	$(417,805)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation expense	7,790	15,069
Stock-based compensation	33,603	45,319
Changes in operating assets and liabilities:
Accounts receivable	(49,741)	5,428
Accounts receivable–related parties	1,427	9,029
Deposits	52,375	(24,279)
Prepaid Expense	(1,850)	3,014
Inventory	33,162	2,023
Accounts payable and accrued expenses	30,766	45,726
Customer deposits	52,444	12,327
Accounts payable-related parties	3,614	861
Accrued compensation-related parties	6,202	(22,269)

Net Cash Used in Operating Activities	(67,370)	(325,557)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(1,459)

Net Cash Used in Investing Activities	-	(1,459)

FINANCING ACTIVITIES
Stock issued for services	1,500	-

Net Cash Provided by Financing Activities	1,500	-

NET DECREASE IN CASH	(65,870)	(327,016)
CASH AT BEGINNING OF YEAR	498,782	1,057,836

CASH AT END OF PERIOD	$432,912	$730,820

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$-	$-
Income taxes	$800	$800

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
March 31, 2015
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	March 31,	December 31,
	2015	2014
Raw materials	$1,209,015	$1,122,270
Finished goods	1,330,874	1,403,946
In transit	-	46,835
Allowance for obsolete inventory	(239,270)	(239,270)
Total	$2,300,619	$2,333,781

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $15,822, for the periods ended March 31, 2015 and December 31, 2014, respectively.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
March 31, 2015
(unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
Production equipment	$61,960	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(64,007)	(56,616)
Total	$81,324	$88,715

Depreciation expense for the periods ended March 31, 2015 and December 31, 2014 was $7,391 and $31,204, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had -0- stock options and warrants that would have been included in the fully diluted earnings per share as of March 31, 2015 and December 31, 2014.

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2015 and December 31, 2014 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
March 31, 2015
(unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Held to Maturity Investments

During the three months ended June 30, 2012, the Company purchased various corporate bonds and held them to maturity. Accordingly, the Company has recorded and has amortized the premium over the life of the bonds. During the year ended December 31, 2014, the Company received proceeds of $900,000 from bonds that matured during the period. During the three months ended March 31, 2015 and 2014, the Company had correlating amortization expense of  $-0- and $6,882, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties
The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2014, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of March 31, 2015 and December 31, 2014, the Company was owed $13,665 and $15,092, respectively, by related parties for the purchase of products and services. Revenue recognized from related parties for the periods ended March 31, 2015 and 2014 was $14,819 and $10,853 respectively.

Accounts Payable – Related Parties
The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of March 31, 2015 and December 31, 2014, the Company owed related parties for such expenses, goods and services in the amounts of $7,214 and $3,600, respectively.

Accrued Management Expenses
For the periods ended March 31, 2015 and December 31, 2014, the Company’s president and vice president were due amounts for services performed for the Company.  As of March 31, 2015 and December 31, 2014 the accrued management fees consisted of the following:

	March 31,	December 31,
	2015	2014
Amounts due to the president	$89,104	$78,527
Amounts due to the vice president	19,194	23,569
Total	$108,298	$102,096

NOTE 4 - STOCK OPTIONS AND WARRANTS

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of March 31, 2015 the Company had a total of -0- options issued under the plan. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2015 the Company had a total of 790,000 options issued under the plan. During the three months ended March 31, 2015 the Company issued -0- and -0- warrants.

During the three months ended March 31, 2015 and 2014, the Company recognized expense of $33,603 and $45,319, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $431,817.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
March 31, 2015
(unaudited)
NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

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

A summary of the status of the options and warrants granted at March 31, 2015 and December 31, 2014 and changes during the periods then ended is presented below:

	March 31,		December 31,
	2015		2014
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,515,313	$3.56	6,250,313	$2.30
Granted	-	-	115,000	1.95
Exercised	-	-	(220,000)	.40
Expired or cancelled	-	-	(2,630,000)	.77
Outstanding at end of period	3,515,313	3.54	3,515,313	3.56
Exercisable	3,226,146	$3.63	3,199,896	$3.67

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$1.01-2.00	165,000	3.51 years	145,000	1.47
$2.01-3.00	630,000	4.65 years	360,833	2.52
$3.01-4.00	2,720,313	2.02 years	2,720,313	3.88

$0.01-4.00	3,515,313	2.56 years	3,226,146	$3.62

NOTE 5 - GOING CONCERN

As reflected in the accompanying financial statements, the Company has experienced a net loss and negative cash flows from operations for the period ended March 31, 2015 as well as the year ended December 31, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional operating capital through the sale of debt or equity securities.Management believes that with sufficient working capital, from financing activities or from sales of the Company's products, the Company will be able to meet its obligations and continue as a going concern. However, there is no assurance that the Company will be successful in its plans.

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

Results of Operations

For the three months ended March 31, 2015 and 2014

Revenues were $450,700 for the three months ended March 31, 2015 compared with $320,374 for the three months ended March 31, 2014, an increase of $130,326, or 41%, which was primarily due to increased revenue from conversion kit shipments and filter sales.

Cost of sales was $251,645 for the three months ended March 31, 2015 compared with $195,051 for the three months ended March 31, 2014, an increase of $56,594. Our gross margin was 44% for the three months ended March 31, 2015 compared with 39% in the same period in 2014.

Operating expenses for the three months ended March 31, 2015 were $435,426 compared with $563,349 in the same period in 2014, a decrease of $127,923 or 23%. General and administrative expense for the three months ended March 31, 2015 was $351,052 as compared with $451,402 for the three months ended March 31, 2014. The decrease is primarily due to legal expense of $19,043 for the three months ended March 31, 2015 as compared with $47,765 for the three months ended March 31, 2014 and a 17% net decrease in other general and administrative costs.  Major components of general and administrative expenses for the three months ended March 31, 2015 were professional fees of $36,543, rent expense of $29,330, and salary and wages of $136,245. This compares to professional fees of $62,765, rent expense of $46,659 and salaries and wages of $140,856 for the three months ended March 31, 2014.  For the three months ended March 31, 2015 research and development outlays were decreased to $76,584 compared with $103,760 for the three months ended March 31, 2014.

Our net loss for the three months ended March 31, 2015 was $237,162, or $0.01 per share, compared with a net loss of $417,805, or $0.02 per share, for the three months ended March 31, 2014. The decreased loss was the result of increased sales and decreased expenses as noted above.

Results for the three months ended March 31, 2015 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $33,603 and depreciation and amortization of $7,790.  For the three-month period a year earlier non-cash expenses include options and warrants granted in the amount of $45,319 and depreciation and amortization of $8,187.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At March 31, 2015 our current liabilities totaled $628,951 and our current assets totaled $2,899,451, resulting in positive working capital of $2,270,050 and a current ratio of 4.61.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $17,079,467 at March 31, 2015, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to, and has no effect on, our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $67,370 for the three months ended March 31, 2015 compared with a negative cash flow of $325,557 during the three months ended March 31, 2014.

Included in the operating loss of $236,371 for the three months ended March 31, 2015 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $33,603 and depreciation and amortization of $7,790.  Excluding these non-cash amounts, our adjusted EBITDA for the three months ended March 31, 2015 is a loss of $194,978.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At March 31, 2015, the Company had net operating loss carry forwards of approximately $5,348,732 through 2034. No tax benefit has been reported in the March 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015.

Changes in Internal Controls

  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

1.           Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of March 31, 2015 and the audited balance sheet as of December 31, 2014, the condensed unaudited Statements of Operations for the three months periods ended March 31, 2015 and 2014, and the condensed unaudited Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in Extensible Business Reporting Language (“XBRL”): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)	Previously filed on Form on Form 10 on April 27, 2010
(2)	Previously filed on Form 8-K on August 2, 2012
(3)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: May 15, 2015
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: May 15, 2015	/s/ Alicia A. Rolfe
By: Alicia A. Rolfe
Its: Chief Financial Officer Principal Financial Officer