Form 10-Q
period 2015-06-30
Omnitek Engineering Corp
filed 2015-08-12
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: JUNE 30, 2015

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

As of August 7, 2015, the Registrant had 19,981,082 shares of its no par value Common Stock outstanding.

ii

PART I
FINANCIAL INFORMATION

ITEM 1.                                FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2015	2014
	(unaudited)
CURRENT ASSETS
Cash	$350,351	$498,782
Accounts receivable, net	93,133	56,059
Accounts receivable - related parties	17,723	15,092
Inventory, net	2,215,859	2,333,781
Prepaid expense	6,050	4,200
Deposits	130,765	92,779

Total Current Assets	2,813,881	3,000,693

FIXED ASSETS, net	73,934	88,715

OTHER ASSETS
Intellectual property, net	602	1,345
Other noncurrent assets	14,280	14,280

Total Other Assets	14,882	15,625

TOTAL ASSETS	$2,902,697	$3,105,033

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$111,043	$84,385
Accrued management compensation	131,567	102,096
Accounts payable - related parties	7,096	3,600
Customer deposits	400,736	345,844

Total Current Liabilities	650,442	535,925

Total Liabilities	650,442	535,925

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,981,082 and 19,979,582 shares issued and outstanding,
respectively	8,291,411	8,289,911
Additional paid-in capital	11,208,591	11,121,502
Accumulated deficit	(17,247,747)	(16,842,305)

Total Stockholders' Equity	2,252,255	2,569,108

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,902,697	$3,105,033

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30	June 30	June 30	June 30
	2015	2014	2015	2014

REVENUES	$591,185	$302,385	$1,041,885	$622,759
COST OF GOODS SOLD	269,003	197,011	520,648	392,062
GROSS MARGIN	322,182	105,374	521,237	230,697

OPERATING EXPENSES

General and administrative	396,841	433,083	747,893	877,604
Research and development expense	89,655	135,399	166,239	239,159
Depreciation and amortization expense	7,734	14,834	15,524	29,902

Total Operating Expenses	494,230	583,316	929,656	1,146,665

LOSS FROM OPERATIONS	(172,048)	(477,942)	(408,419)	(915,968)

OTHER INCOME (EXPENSE)

Investment income, net	3,934	12,921	3,934	12,921
Interest expense	(172)	-	(172)	-
Interest income	6	5,512	15	26,533

Total Other Income (Expense)	3,768	18,433	3,777	39,454

LOSS BEFORE INCOME TAXES	(168,280)	(459,509)	(404,642)	(876,514)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(168,280)	$(459,509)	$(405,442)	$(877,314)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.02)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	19,981,082	19,762,897	19,981,858	19,762,897

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(405,442)	$(877,314)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization and depreciation expense	15,524	16,370
Amortization of premium on investments	-	13,532
Options and warrants	87,089	91,141
Stock-based compensation	1,500	-
Changes in operating assets and liabilities:
Accounts receivable	(37,074)	(29,905)
Accounts receivable–related parties	(2,631)	16,589
Deposits	(37,986)	(92,461)
Prepaid Expense	(1,850)	14,728
Inventory	117,922	(194,018)
Accounts payable and accrued expenses	26,658	123,031
Customer deposits	54,892	59,702
Accounts payable-related parties	3,496	2,538
Accrued management compensation	29,471	(48,250)

Net Cash Used in Operating Activities	(148,431)	(904,317)

INVESTING ACTIVITIES
Maturity of short-term investments	-	100,000
Purchase of property and equipment	-	(1,459)

Net Cash Provided by Investing Activities	-	98,541

FINANCING ACTIVITIES
Exercise of warrants and options for cash	-	13,600

Net Cash Provided by Financing Activities	-	13,600

NET DECREASE IN CASH	(148,431)	(792,176)
CASH AT BEGINNING OF YEAR	498,782	1,057,836

CASH AT END OF PERIOD	$350,351	$265,660

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$-	$-
Income taxes	$800	$800

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2015
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	June 30,	December 31,
Location : Vista, CA	2015	2014
Raw materials	$1,121,426	$1,122,270
Finished goods	1,333,703	1,403,946
In transit	-	46,835
Allowance for obsolete inventory	(239,270)	(239,270)
Total	$2,215,859	$2,333,781

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2015
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
Production equipment	$61,960	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(71,397)	(56,616)
Total	$73,934	$88,715

Depreciation expense for the periods ended June 30, 2015 and December 31, 2014 was $14,781 and $31,204, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had -0- stock options and warrants that would have been included in the fully diluted earnings per share as of June 30, 2015 and December 31, 2014.

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
June 30, 2015
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2015 and December 31, 2014 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

Held to Maturity Investments

During the three months ended June 30, 2012, the Company purchased various corporate bonds and held them to maturity. Accordingly, the Company has recorded and has amortized the premium over the life of the bonds. During the year ended December 31, 2014, the Company received proceeds of $900,000 from bonds that matured during the period. During the six months ended June 30, 2015 and 2014, the Company had correlating amortization expense of $-0- and $13,532, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties
The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2014, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of June 30, 2015 and December 31, 2014, the Company was owed $17,723 and $15,092, respectively, by related parties for the purchase of products and services. Revenue recognized from sales to related parties was $11,483 and $47,695 for the periods ended June 30, 2015 and December 31, 2014, respectively.

Accounts Payable – Related Parties
The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of June 30, 2015 and December 31, 2014, the Company owed related parties for such expenses, goods and services in the amounts of $7,096 and $3,600, respectively.

Accrued Management Expenses
For the periods ended June 30, 2015 and December 31, 2014, the Company’s president and vice president were due amounts for services performed for the Company.  As of June 30, 2015 and December 31, 2014 the accrued management fees consisted of the following:

	June 30,	December 31,
	2015	2014
Amounts due to the president	$107,373	$78,527
Amounts due to the vice president	24,194	23,569
Total	$131,567	$102,096

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2015
(unaudited)

NOTE 4 -  STOCK OPTIONS AND WARRANTS

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of June 30, 2015 the Company has a total of -0- options issued under the plan. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2015 the Company has a total of 790,000 options issued under the plan. During the six months ended June 30,2015 and 2014 the Company issued -0- and -0- warrants, respectively.

During the six months ended June 30, 2015 and 2014, the Company recognized expense of $87,089 and $91,141, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $412,731.

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

A summary of the status of the options and warrants granted at June 30, 2015 and December 31, 2014 and changes during the periods then ended is presented below:

	June 30,		December 31,
	2015		2014
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,515,313	$3.56	6,250,313	$2.30
Granted	50,000	1.13	115,000	1.95
Exercised	-	-	(220,000)	0.40
Expired or cancelled	-	-	(2,630,000)	0.77
Outstanding at end of period	3,565,313	3.51	3,515,313	3.56
Exercisable	3,277,396	$3.61	3,199,896	$3.67

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2015
(unaudited)

NOTE 4 -  STOCK OPTIONS AND WARRANTS (Continued)

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$1.01-2.00	190,000	1.83 years	170,000	$1.42
$2.01-3.00	630,000	2.56 years	387,083	$2.53
$3.01-4.00	2,720,313	3.88 years	2,720,313	$3.88

	3,540,313	3.53 years	3,277,396	$3.59

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

Results of Operations

For the three months ended June 30, 2015 and 2014

Revenues were $591,185 for the three months ended June 30, 2015 compared with $302,385 for the three months ended June 30, 2014, an increase of $288,800, or 95%, which was primarily due to increased revenue from conversion kit shipments and filter sales.

Our cost of sales was $269,004 for the three months ended June 30, 2015 compared with $197,011 for the three months ended June 30, 2014, an increase of $71,993. Our gross margin was 54% for the three months ended June 30, 2015 compared with 34% in the same period in 2014.

Our operating expenses for the three months ended June 30, 2015 were $494,229 compared with $583,316 in the same period in 2014, a decrease of $89,087 or 15%. General and administrative expense for the three months ended June 30, 2015 was $396,839 as compared with $433,083 for the three months ended June 30, 2014. Major components of general and administrative expenses for the three months ended June 30, 2015 were professional fees of $23,244, rent expense of $45,653, and salary and wages of $129,241. This compares to professional fees of $25,361, rent expense of $35,326 and salaries and wages of $129,602 for the three months ended June 30, 2014.  For the three months ended June 30, 2015 research and development outlays were decreased to $89,656 compared with $135,399 for the three months ended June 30, 2014.

Our net loss for the three months ended June 30, 2015 was $168,280, or $0.01 per share, compared with a net loss of $459,509, or $0.02 per share, for the three months ended June 30, 2014. The decreased loss was the result of increased sales and decreased expenses as noted above.

Results for the three months ended June 30, 2015 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $53,486 and depreciation and amortization of $7,734. For the three month period a year earlier, non-cash expenses for the value of options and warrants granted were $45,822, with depreciation and amortization of $14,834.

For the six months ended June 30, 2015 and 2014

Revenues increased to $1,041,885 for the six months ended June 30, 2015 from $622,759 for the six months ended June 30, 2014, an increase of $419,126 or 67%.

Our cost of sales increased to $520,648 for the six months ended June 30, 2015 from $392,062 for the six months ended June 30, 2014, an increase of $128,586. Our gross margin was 50% for the six months ended June 30, 2015 compared to 37% in 2014.

Our operating expenses for the six months ended June 30, 2015 were $929,656 compared to $1,146,665 in 2014, a decrease of $217,009 or 18%.  General and administrative expense for the six months ended June 30, 2015 was $747,893 as compared to $877,604 for the six months ended June 30, 2014.  The decrease is due primarily to lower outside services of $20,905 for the six months ended June 30, 2015 as compared to $ $55,274 for the six months ended June 30, 2014, lower legal expense of $36,937 for the six months ended June 30, 2015 as compared to $69,625 for the six months ended June 30, 2014 and lower group health insurance of $ 29,799 for the six months ending June 30, 2015 as compared to $ 41,837 for the six months ended June 30, 2014.  Major components of general and administrative expenses for the six months ended June 30, 2015 were professional fees of $59,787, rent expense of $74,983 and salary and wages of $265,486. This compares to professional fees of $88,125, rent expense of $81,984, and salary and wages of $270,458 for the six months ended June 30, 2014. Research and development outlays were decreased to $166,239 for the six months ended June 30, 2015 compared to $239,159 for the six months ended June 30, 2014.

Our net loss for the six months ended June 30, 2015 was $405,442, or $0.02 per share, compared to a net loss of $877,314, or $0.04 per share, for the six months ended June 30, 2014. The decreased loss was the result of increased sales and decreased expenses as noted above.

Results for the six months ended June 30, 2015 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $87,089 and depreciation and amortization of $15,524. For the six-month period a year earlier, non-cash expenses for the value of options and warrants granted were $91,141 and depreciation and amortization of $29,902.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At June 30, 2015, our current liabilities totaled $650,442 and our current assets totaled $2,813,881, resulting in positive working capital of $2,163,439 and a current ratio of 4.32.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $17,247,747 at June 30, 2015, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to, and has no effect on, our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $148,431 for the six months ended June 30, 2015 compared with a negative cash flow of $904,317 during the six months ended June 30, 2014.

Included in the net loss of $405,442 for the six months ended June 30, 2015 are non-cash expenses, which are not a drain on our capital resources. During the six months ended June 30, 2015, the non-cash expenses include the value of options and warrants granted in the amount of $87,089 and depreciation and amortization of $15,524. Excluding these non-cash amounts, our EBITDA for the six months ended June 30, 2015 would have been a loss of $302,029.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At June 30, 2015, the Company had net operating loss carry forwards of approximately $5,348,732 through 2034. No tax benefit has been reported in the June 30, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

Changes in Internal Controls

  There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

1.           Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2015 and the audited balance sheet as of December 31, 2014, the condensed unaudited Statements of Operations for the six months periods ended June 30, 2015 and 2014, and the condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Omnitek Engineering Corp.

Dated: August 11, 2015
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: August 11, 2015	/s/ Richard L. Miller
By: Richard L. Miller
Its: Chief Financial Officer Principal Financial Officer