Form 10-Q
period 2015-09-30
Omnitek Engineering Corp
filed 2015-11-12
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: SEPTEMBER 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 12, 2015, the Registrant had 19,981,082 shares of its no par value Common Stock outstanding.

TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION	Page

Item 1. Financial Statements	1

Condensed Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014	1

Condensed Statements of Operations for the three months ended September 30, 2015 and September 30, 2014 (unaudited), and for the nine months ended September 30, 2015 and September 30, 2014 (unaudited)	2

Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014 (unaudited)	3

Notes to the Condensed Financial Statements	4

Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Controls and Procedures	13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	13

Item 1A. Risk Factors	13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3. Defaults Upon Senior Securities	14

Item 5. Other Information	14

Item 6. Exhibits	14

ii

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ASSETS

	September 30,	December 31,
	2015	2014
	(unaudited)
CURRENT ASSETS
Cash	$205,711	$498,782
Accounts receivable, net	49,757	56,059
Accounts receivable - related parties	20,475	15,092
Inventory, net	2,205,336	2,333,781
Prepaid expense	6,050	4,200
Deposits	38,552	92,779

Total Current Assets	2,525,881	3,000,693

FIXED ASSETS, net	66,542	88,715

OTHER ASSETS
Intellectual property, net	467	1,345
Other noncurrent assets	-	14,280

Total Other Assets	467	15,625

TOTAL ASSETS	$2,592,890	$3,105,033

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$142,288	$84,385
Accrued management compensation	156,375	102,096
Accounts payable - related parties	18,868	3,600
Customer deposits	205,270	345,844

Total Current Liabilities	522,801	535,925

Total Liabilities	522,801	535,925

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
19,981,082 and 19,759,582 shares issued and outstanding,
respectively	8,291,411	8,289,911
Additional paid-in capital	11,298,397	11,121,502
Accumulated deficit	(17,519,719)	(16,842,305)

Total Stockholders' Equity	2,070,089	2,569,108

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,592,890	$3,105,033

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30	September 30	September 30	September 30
	2015	2014	2015	2014

REVENUES	$438,178	$449,477	$1,480,063	$1,072,237
COST OF GOODS SOLD	245,419	247,525	766,067	639,588
GROSS MARGIN	192,759	201,952	713,996	432,649

OPERATING EXPENSES

General and administrative	385,209	559,013	1,133,102	1,436,716
Research and development expense	71,962	192,321	238,201	431,480
Depreciation and amortization expense	7,526	11,898	23,050	41,701

Total Operating Expenses	464,697	763,232	1,394,353	1,909,897

LOSS FROM OPERATIONS	(271,938)	(561,280)	(680,357)	(1,477,248)

OTHER INCOME (EXPENSE)

Investment income, net	-	-	3,934	12,921
Interest expense	(40)	-	(212)	-
Interest income	6	18,923	21	45,456

Total Other Income (Expense)	(34)	18,923	3,743	58,377

LOSS BEFORE INCOME TAXES	(271,972)	(542,357)	(676,614)	(1,418,871)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(271,972)	$(542,357)	$(677,414)	$(1,419,671)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.03)	$(0.03)	$(0.07)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	19,981,082	19,768,520	19,980,934	19,768,520

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP. Condensed Statements of Cash Flows (unaudited)
	For the Nine Months Ended September 30, 2015	For the Nine Months Ended September 30, 2014
OPERATING ACTIVITIES
Net loss	$(677,414)	$(1,419,671)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	23,051	24,553
Amortization of premium on investments	-	17,248
Fair value of options and warrants vested	176,895	267,567
Common stock issued for services	1,500	-
Changes in operating assets and liabilities:
Accounts receivable	6,302	(35,222)
Accounts receivable–related parties	(5,383)	23,906
Deposits	68,507	(33,608)
Prepaid Expense	(1,850)	17,278
Inventory	128,445	(225,845)
Accounts payable and accrued expenses	57,904	54,881
Customer deposits	(140,574)	53,195
Accounts payable-related parties	15,267	854
Accrued management compensation	54,279	(70,519)

Net Cash Used in Operating Activities	(293,071)	(1,325,384)

INVESTING ACTIVITIES
Maturity of short-term investments	-	900,000
Purchase of property and equipment	-	(1,459)

Net Cash Provided by Investing Activities	-	898,541

FINANCING ACTIVITIES
Exercise of warrants and options for cash	-	13,600

Net Cash Provided by Financing Activities	-	13,600

NET DECREASE IN CASH	(293,071)	(413,244)
CASH AT BEGINNING OF YEAR	498,782	1,057,836

CASH AT END OF PERIOD	$205,711	$644,592

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$-	$-
Income taxes	$800	$800

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
September 30, 2015
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market. The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	September 30,	December 31,
Location : Vista, CA	2015	2014
Raw materials	$1,089,210	$1,122,270
Finished goods	1,338,975	1,403,946
In transit	-	46,835
Allowance for obsolete inventory	(222,849)	(239,270)
Total	$2,205,336	$2,333,781

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
September 30, 2015
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at September 30, 2015 and December 31, 2014 consisted of the following:
	September 30,	December 31,
	2015	2014
Production equipment	$61,960	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(78,789)	(56,616)
Total	$66,542	$88,715

Depreciation expense for the periods ended September 30, 2015 and 2014 was $22,173 and $23,397, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had -0- stock options and warrants that would have been included in the fully diluted earnings per share as of September 30, 2015 and December 31, 2014.

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2015 and December 31, 2014 the Company had no accrued interest or penalites related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
September 30, 2015
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Held to Maturity Investments

During the three months ended June 30, 2012, the Company purchased various corporate bonds and held them to maturity. Accordingly, the Company has recorded and has amortized the premium over the life of the bonds. During the year ended December 31, 2014, the Company received proceeds of $900,000 from bonds that matured during the period. During the nine months ended September 30, 2015 and 2014, the Company had correlating amortization expense of $-0- and $17,248, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties
The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2014, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C. As of September 30, 2015 and December 31, 2014, the Company was owed $20,855 and $15,092, respectively, by related parties for the purchase of products and services. Revenue recognized from sales to related parties was $43,476 and $47,695 for the periods ended September 30, 2015 and December 31, 2014, respectively.

Accounts Payable – Related Parties
The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of September 30, 2015 and December 31, 2014, the Company owed related parties for such expenses, goods and services in the amounts of $18,868 and $3,600, respectively.

Accrued Management Expenses
For the periods ended September 30, 2015 and December 31, 2014, the Company’s president and vice president were due amounts for services performed for the Company. As of September 30, 2015 and December 31, 2014 the accrued management fees consisted of the following:

	September 30,	December 31,
	2015	2014
Amounts due to the president	$124,681	$78,527
Amounts due to the vice president	31,694	23,569
Total	$156,375	$102,096

NOTE 4 – STOCKHOLDERS’ EQUITY

On September 11, 2015, the Company adopted and approved the 2015 Long-Term Incentive Plan (the “Plan”) for directors, officers, employees and consultants of the Company. Pursuant to the Plan, the Company is authorized to issue 2,500,000 shares of the Company’s common stock in the form of Stock Options, Stock Purchase Rights or Restricted Stock Units.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
September 30, 2015
(unaudited)

NOTE 5 - STOCK OPTIONS AND WARRANTS

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”). Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2015 the Company has a total of -0- options issued under the plan. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2015 the Company has a total of 915,000 options issued under the plan. On September 11, 2015 the Board of Directos adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2015 the Company has a total of -0- options issued under the plan. During the nine months ended September 30,2015 and 2014 the Company issued -0- and -0- warrants, respectively.

During the nine months ended September 30, 2015 and 2014, the Company recognized expense of $176,895 and $91,141, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $367,774.

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value. The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. When determining expected volatility, the Company considers the historical performance of the Company’s stock, as well as implied volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised. The Company uses historical data to estimate the timing and amount of forfeitures. In applying the Black-Scholes options pricing model to the option and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions: risk-free rate – 1.89 percent; expected life – seven years; expected dividend yield – 0.00; expected volatility – 75.60 percent.

A summary of the status of the options and warrants granted at September 30, 2015 and December 31, 2014 and changes during the periods then ended is presented below:

	September 30, 2015		December 31, 2014
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,515,313	$3.56	6,250,313	$2.30
Granted	125,000	.96	115,000	1.95
Exercised	-	-	(220,000)	.40
Expired or cancelled	-	-	(2,630,000)	.77
Outstanding at end of period	3,640,313	3.45	3,515,313	3.56
Exercisable	3,378,646	$3.54	3,199,896	$3.67

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
September 30, 2015
(unaudited)

NOTE 5 - STOCK OPTIONS AND WARRANTS (Continued)

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$.076-1.00	75,000	6.84 years	75,000	.85
$1.01-2.00	215,000	3.39 years	170,000	1.62
$2.01-3.00	630,000	4.15 years	413,333	2.56
$3.01-4.00	2,720,313	1.52 years	2,720,313	3.88

$0.01-4.00	3,640,313	2.20 years	3,378,646	$3.45

NOTE 6 - SUBSEQUENT EVENTS

On November 3, 2015 the Company granted 100,000 Incentive Stock Options (to the extent allowed) to an employee, under its 2015 Long-Term Incentive Plan. The Options shall vest and be exercisable with regard to one-firty eight (1/48) of the total shares subject to the Option, at the end of each month following the Date of Grant, so that all shares subject to the Options will be fully vested on the fourth anniversary of the Date of Grant.

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

Results of Operations

For the three months ended September 30, 2015 and 2014

Revenues were $438,178 for the three months ended September 30, 2015 compared with $449,477 for the three months ended September 30, 2014, a decrease of $11,299.

Cost of sales was $245,418 for the three months ended September 30, 2015 compared with $247,525 for the three months ended September 30, 2014, a decrease of $2,107. Our gross margin was 44% for the three months ended September 30, 2015 compared with 45% in the same period in 2014.

Operating expenses for the three months ended September 30, 2015 were $464,697 compared with $763,232 in the same period in 2014, a decrease of $298,535 or 39%. General and administrative expense for the three months ended September 30, 2015 was $385,209 compared with $559,013 for the three months ended September 30, 2014. The decrease was primarily due to options expense of $89,806 for the three months ended September 30, 2015 compared with $176,426 for the three months ended September 30, 2014 and outside services of $19,229 for the three months ended September 30, 2015 compared with $29,884, for the three months ended September 30, 2014.  Major components of general and administrative expenses for the three months ended September 30, 2015 were professional fees of $13,221, rent expense of $42,068, and salary and wages of $122,106. This compares to professional fees of $23,016, rent expense of $48,320 and salaries and wages of $125,677 for the three months ended September 30, 2014.  For the three months ended September 30, 2015 research and development outlays were decreased to $71,963 compared with $192,321 for the three months ended September 30, 2014.

Our net loss for the three months ended September 30, 2015 was $271,972, or $0.01 per share, compared with a net loss of $542,357, or $0.03 per share, for the three months ended September 30, 2014.  Additionally, operating loss for the three months ended September 30, 2015 was $271,938 compared with $561,280 for the three months ended September 30, 2014.  The decreased operating loss was primarily due to lower research and development costs during the three months ended September 30, 2015 over the same period a year earlier.

Results for the three months ended September 30, 2015 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $89,806 and depreciation and amortization of $7,526.  For the three month period a year earlier non-cash expenses included options and warrants granted in the amount of $176,426 and depreciation and amortization of $11,898.

For the nine months ended September 30, 2015 and 2014

Revenues increased to $1,480,063 for the nine months ended September 30, 2015 from $1,072,237 for the nine months ended September 30, 2014, an increase of $407,826 or 38%, which was primarily due to increased revenue from drop-in engines and conversion kit shipments.

Cost of sales increased to $766,067 for the nine months ended September 30, 2015 from $639,588 for the nine months ended September 30, 2014, an increase of $126,479. Our gross margin was 48% for the nine months ended September 30, 2015 compared with 40% in 2014. The increase in gross margin was primarily related to increased sales of conversion kits.

Our operating expenses for the nine months ended September 30, 2015 were $1,394,353 compared with $1,909,897 in 2014, a decrease of $515,544 or 27%. General and administrative expense for the nine months ended September 30, 2015 was $1,133,102 compared with $1,436,716 for the nine months ended September 30, 2014. The decrease was due primarily to options expense of $176,895 for the nine months ended September 30, 2015 compared with $267,567 for the nine months ended September 30, 2014 and outside services of $40,135 for the nine months ended September 30, 2015 compared with $85,158 for the nine months ended September 30, 2014. Major components of general and administrative expenses for the nine months ended September 30, 2015 were professional fees of $73,008, rent expense of $117,051 and salary and wages of $387,592. This compares to professional fees of $111,141, rent expense of $130,304, and salary and wages of $396,135 for the nine months ended September 30, 2014. Research and development outlays were decreased to $238,201 for the nine months ended September 30, 2015 compared with $431,480 for the nine months ended September 30, 2014.

Our net loss for the nine months ended September 30, 2015 was $677,414, or $0.03 per share, compared with a net loss of $1,419,671, or $0.07 per share, for the nine months ended September 30, 2014. Additionally, operating loss for the nine months ended September 30, 2015 was $680,357 compared with $1,477,248 for the nine months ended September 30, 2014.  The decreased operating loss was primarily due to decreased operating expense and research and development expense in the nine months ended September 30, 2015 over the same period a year earlier.

Results for the nine months ended September 30, 2015 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $176,895 and depreciation and amortization of $23,050. For the nine-month period a year earlier, non-cash expenses for the value of options and warrants granted were $267,567, depreciation and amortization of $41,701.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At September 30, 2015, our current liabilities totaled $522,801 and our current assets totaled $2,525,881, resulting in positive working capital of $2,003,080 and a current ratio of 4.83.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $17,519,719 at September 30, 2015, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $293,071 for the nine months ended September 30, 2015 compared with a negative cash flow of $1,325,384 during the nine months ended September 30, 2014.

Included in the operating loss of $677,414 for the nine months ended September 30, 2015 are non-cash expenses, which are not a drain on our capital resources. During the period, these non-cash expenses include the value of options and warrants granted in the amount of $176,895 and depreciation and amortization of $23,051. Excluding these non-cash amounts, our adjusted operating loss for the nine months ended September 30, 2015 is $477,468.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2015, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At September 30, 2015, the Company had net operating loss carry forwards of approximately $5,348,732 through 2034. No tax benefit has been reported in the September 30, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2015, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2015, the Company granted to each of John M. Palumbo, Gary S. Maier and George G. Chachas, a non-qualified stock option grant to purchase twenty-five thousand (25,000) shares of the Company’s common stock each at an exercise price of $0.85 per share representing one hundred percent (100%) of the closing price of the Company’s common stock as of August 3, 2015. Such Options shall be exercisable for a period of seven years. The Option shall vest and be exercisable immediately. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Subsequent to the period covered by this report, on October 2, 2015, the company granted a non-qualified stock option grant to a Contractor, to purchase up to one hundred fifty thousand (150,000) shares of the Company’s common stock at an exercise price of $0.78 per share, representing the average closing price of the common stock on the prior five trading days of October 2, 2015. The options shall vest and become exercisable at such time as 200 engine conversions have been completed from such fleets or customers, which conversion sales were facilitated by or through Contractor. The options shall be exercisable for a period of five (5) years from the date of grant. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individual receiving the options is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Subsequent to the period covered by this report, on November 3, 2015 the Company granted 100,000 Incentive Stock Options (to the extent allowed) to an employee, under its 2015 Long-Term Incentive Plan. The Options shall vest and be exercisable with regard to one-firty eight (1/48) of the total shares subject to the Option, at the end of each month following the Date of Grant, so that all shares subject to the Options will be fully vested on the fourth anniversary of the Date of Grant.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individual receiving the options is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individual receiving the options is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Documents filed as part of this Report.

1. Financial Statements. The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2015 and the audited balance sheet as of December 31, 2014, the condensed unaudited Statements of Operations for the three months and nine-month periods ended September 30, 2015 and 2014, and the condensed unaudited Statements of Cash Flows for the nine-month period ended September 30, 2015 and 2014, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Omnitek Engineering Corp.

Dated: November 12, 2015
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: November 12, 2015	/s/ Richard L. Miller
By: Richard L. Miller
Its: Chief Financial Officer Principal Financial Officer