Form 10-K
period 2015-12-31
Omnitek Engineering Corp
filed 2016-03-30
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
___________

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File Number: 000-53955
___________________________________

OMNITEK ENGINEERING CORP.
(Exact name of Registrant as specified in its charter)

California	33-0984450
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1333 Keystone Way, Suite 101, Vista, California	92081
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 760-591-0089

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer

☐ Non-Accelerated Filer	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year: $1,667,090

The aggregate market value of the voting and non-voting common equity on June 30, 2015 held by non-affiliates of the registrant based on the price last sold on such date was approximately $10,210,049. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 29, 2016, there were 19,981,082 shares of the registrant's Common Stock outstanding.

OMNITEK ENGINEERING CORP.

Report on Form 10-K

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like "believes," "anticipates," "expects," "estimates," "envisions," "plans," "projects" or similar terms. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the effect of inflation and other negative economic trends and developments on the business of our customers and other barriers, examples being government regulation and competition. All forward-looking statements attributable to us are expressly qualified in their entirety by this foregoing cautionary statement.

Unless otherwise noted, references in this report to the "Company," "Omnitek," "we," "our," or "us" means Omnitek Engineering Corp.

PART I.

ITEM 1. BUSINESS

General Development of Business

Omnitek Engineering, Corp., a California corporation, began operations on October 10, 2001, and was a spin-off from Nology Engineering, Inc., a manufacturer in the automotive aftermarket parts industry and the developer/manufacturer of the patented "HotWires" spark plug wires. We currently conduct our business activities at our offices at 1333 Keystone Way, Suite 101, Vista, California, 92081, which consists of approximately 25,000 square feet of industrial space.

Omnitek has never filed for bankruptcy and has never been subject to receivership or similar proceedings.

Omnitek's common stock is currently trading on the OTC Bulletin Board ("OTCBB") marketplace under the symbol OMTK.

Financial Information

The audited financial statements for the fiscal year ended December 31, 2015 are attached hereto as Item 8 in this annual report.

Business of Issuer

Omnitek develops and sells proprietary diesel-to-natural gas engine conversion systems and complementary products, including new natural gas engines that utilize the Company's technology. Omnitek products are available for stationary applications (generator sets), the global transportation industry, which includes light commercial vehicles, minibuses, heavy-duty trucks, municipal buses, as well as rail and marine applications. The technology can be used for compressed natural gas ("CNG"), liquefied natural gas ("LNG"), or Biogas ("RNG").

As long as the prices for diesel fuel remains elevated, and the threat of climate change and air pollution remain a public concern, the search for cheaper and cleaner burning fuel alternatives becomes increasingly more important. Natural gas has emerged as an attractive option to address these challenges. Readily available in many countries from indigenous sources, natural gas is relatively inexpensive and clean burning compared with gasoline or diesel. We have developed a system that can be used to convert most diesel engines to be able to operate using natural gas at a cost lower than that required to purchase a new natural gas engine.

Engine conversions in the United States are subject to the U.S. Environmental Protection Agency ("EPA") approval and the cost for converting each engine model ranges from $15,000 to $35,000, depending on engine features, exclusive of the cost of the natural gas tank and labor. Engine conversions in certain foreign countries may require less sophisticated emission control components, resulting in substantially reduced costs ranging from $3,000 to $15,000, depending on the engine model and application, again exclusive of the fuel storage system and labor. During the past year, we have seen a shift in demand, from domestic to our international clients for engine conversions due primarily to lower oil prices. With the price disparity overseas between diesel and natural gas still a market driver, mostly as a result of higher taxes on diesel fuel, most of our business has been overseas. Additionally, we expect the 200-nation "Paris Agreement on Climate Change" to further increase demand for our technology, with foreign fleet conversions outpacing the domestic market until domestic oil prices begin to increase again. The Company believes it is well-positioned in both global and domestic markets to capitalize on the increasing awareness of environmental concerns, and believes it has a competitive advantage over new natural gas engines and other available technologies for the heavy-duty engine market.

 In addition to the engine conversion cost, fleets also have to consider the cost of the natural gas storage tanks on the vehicle. This cost varies depending on the gas storage volume needed and the tank technology used, but can range from $2,000 for a single tank system, up to $50,000 for a multi-tank system for heavy-duty class 8 over the road trucks.

Omnitek can also deliver complete new natural gas engines when local emission standards, or other conditions, require the use of new engines.

(1)	Principal Products or Services.

Omnitek offers four main product lines at this time.

A conversion kit for converting rich-burn natural gas engines to lean-burn;
A conversion kit for converting diesel engines to run on natural gas;
New complete natural gas engines; and,
Natural gas components

Conversion Kits (Rich-to-Lean Burn Natural Gas) - We offer conversion kits which convert rich burning natural gas engines to lean burning natural gas engines. The terms "rich-burn" and "lean-burn" refer to the air-to-fuel ratio under which an engine is operating. An engine which is operating under rich-burn conditions uses more fuel than an engine tuned to lean-burn. Therefore it is desirable to tune an engine to lean-burn, which supplies less fuel to the engine and reduces operating costs.

Conversion Kits (Diesel-to-Natural Gas) - Omnitek offers a solution to convert diesel engines to operate on natural gas. This diesel-to-natural gas engine conversion technology is the primary product offered by Omnitek. This product is packaged in kit form and is offered in two basic variations. One is designed to work on engines with a turbocharger and the other is designed to work on engines without a turbocharger. Both kits are comprised of up to 20 individual components depending on the particular engine specifications.

Diesel engines have a service life of up to 20 years and require regular engine overhauls. A diesel to natural gas conversion is not unlike an engine overhaul. Therefore, the Company's engine conversion system enables a fleet to "overhaul/convert" its diesel engines into natural gas engines during its normally scheduled engine overhaul, thereby reducing overall operating costs and emissions without losing needed performance and adding in additional costs.

Natural gas conversions offer fleet operators the opportunity to secure their investment and capitalize on the long-life of diesel engines.

On January 22, 2013, the EPA approved the Company's diesel-to-natural gas engine conversion technology for the widely operated line of heavy-duty Navistar DT466E and DT530E engines under the specific and rigorous criteria related to the agency's Outside Useful Life definition.

On June 9, 2014, the EPA approved the Company's diesel-to-natural gas engine conversion technology for the line of heavy-duty all Mack E7 electronic engines up to model year 2006. The Certificate of Conformity allows engine conversions to proceed in 49 States and covers 166 Mack E7 engine/model/power variations.

On September 11, 2014, the EPA provided a Certificate of Conformity applicable for diesel-to-natural gas conversions of the Detroit Diesel Series 60 engine families for model years 1988 to 2009. The Certificate of Conformity allows engine conversions to proceed in 49 States and covers the 11.1 liter, 12.7 liter, and 14.0 DD60S engine models.

On April 23, 2015, the EPA provided a Certificate of Conformity applicable for diesel-to-natural gas engine conversions of the popular Caterpillar C15 engine family for model years 1993 to 2006. The Certificate of Conformity allows engine conversions to proceed in 49 States and covers the Caterpillar 3406E, C15, C15 ACERT and C16 engine models.

In addition to the Conversion Kits, Omnitek sells the individual component replacement parts for the conversion kits. The high-pressure natural gas filter is our top-selling replacement part, which is also supplied to certain natural gas vehicle manufacturers as original equipment ("OEM").

The key to the success of our technology is performance and reliability, which is achieved using our patented fuel mixing device and our proprietary electronic control unit which senses engine parameters in real time and instantly makes fuel mixture adjustments to deliver the correct amount of fuel and the correct ignition timing.

Omnitek does not perform installation of the conversion kits directly, but rather trains dealers and sub-dealers around the world to perform the engine conversions using our conversion kits. It takes four to five days of training for a dealer or sub-dealer to become proficient to perform the engine conversion.

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

New Natural Gas Engines - Under certain conditions it is not cost effective, or technologically feasible, to convert a diesel engine to operate on natural gas. Also, there are times when local emission standards may dictate the use of highly sophisticated technology that cannot be easily retrofitted to an older engine. Under those conditions, we can deliver a new purpose built natural gas engine.

Natural Gas Components – Omnitek supplies natural gas engine management components to OEM and aftermarket customers. The high-pressure natural gas filter is used by several OE vehicle manufacturers around the world.

(2)	Markets

Worldwide

The Company has the ability to sell and deliver its products anywhere in the world through its distributors, engine manufacturers, system integrators, fleet operators, engine conversion companies and directly to end-users. The Company's conversion technology has been used to convert heavy-duty diesel engines to operate on natural gas worldwide since 2001 and has been successfully adapted to work with many different engine designs and configurations. Over 5,000 engines have been converted worldwide utilizing the Omnitek technology. Converted engines can be tuned to meet current emissions standards.

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
We have in the past focused primarily on countries not requiring compliance with emissions standards. The development of engine conversion kits for sale in these markets is mostly completed. When a customer asks to have a conversion kit developed for a specific engine, we are compensated in advance.

When contacted, we approach the issue of "converting or replacing" high-polluting diesel engines by offering two main options, which in large part is influenced by the level of technological capabilities within the country, emission requirements, and financial feasibility.

The first option is focused on working with local companies in an effort to convert diesel engines to natural gas. Alternatively, we can supply new dedicated natural gas engines as a second option.

To achieve the conversions, we supply engineering support to rebuild and convert the engines locally. This offers an economic benefit to the local economy by keeping the rebuild work in the community. The engines are equipped with our technology, allowing for the engines to be tuned meeting the local emission standards.

In the second scenario, we would supply brand new low-polluting, natural gas engines. This may be a better option when the existing engines are based on old and outdated technology and/or strict emissions standards are in place.

United States

In the United States the installation and sale of our conversion systems for on-road applications is subject to regulations imposed by the U.S. Environmental Protection Agency ("EPA"), and with regard to sales and installations within the state of California, the State of California Air Resource Board ("CARB"). Receiving EPA certification allows Omnitek to install and sell its conversion systems in 48 states, excluding California and Maryland.

In 2011, the EPA announced new regulations applicable to certifying and converting diesel and gasoline engines to operate on natural gas. This was a milestone for the alternative fuel industry and a significant advancement in lessening the United States dependence on foreign oil. Converting diesel engines to operate on either liquefied natural gas or compressed natural gas provides an economical and environmental solution to new engine replacement. These new EPA regulations have made it possible for Omnitek to certify and convert diesel engines in a cost-effective manner and introduce the technology to the U.S. market.

Late in 2014 CARB posted final regulations and guidelines to certify and convert diesel engines to operate on natural gas. We are currently devising a plan for certifying engines for use in California.

On January 22, 2013, the EPA approved the Company's diesel-to-natural gas engine conversion system for the widely operated line of heavy-duty Navistar DT466E and DT530E engines under the specific and rigorous criteria related to the agency's Outside Useful Life definition. This certification allows Omnitek to install and sell its conversion systems in 48 states, excluding California and Maryland. The Navistar DT466E and DT530E engines were produced in approximately 130 different configurations from 1996 through 2003, representing an estimated addressable market of 1.5 million potential conversions.

On June 9, 2014, the EPA approved the Company's diesel-to-natural gas engine conversion technology for the line of heavy-duty all Mack E7 electronic engines up to model year 2006. The Certificate of Conformity allows engine conversions to proceed in 49 States, excluding California and Maryland, and covers 166 Mack E7 engine/model/power variations. The Mack E7 electronic engines produced from model year 1996 through 2006 represent an estimated addressable market of over 500,000 potential conversions.

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

On April 23, 2015, the EPA provided a Certificate of Conformity applicable for diesel-to-natural gas engine conversions of the popular Caterpillar C15 engine family for model years 1993 to 2006. The Certificate of Conformity allows engine conversions to proceed in 49 States and covers the Caterpillar 3406E, C15, C15 ACERT and C16 engine models.

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

(3) Distribution Methods of the Products or Services.

Omnitek currently has distributors in more than 12 countries which market and distribute its products. The Company is continuously seeking additional global distribution partners to expand its distribution network. In certain markets, outside the United States, the Company competes against other companies with greater resources, more established distribution channels and other competitive advantages, and the success of these competitors may harm our ability to generate revenues. Please see the section entitled "Competition" below and also the relevant Risk Factors in ITEM 1A below.

Distribution Agreements. From time to time, Omnitek may enter into exclusive or non-exclusive distribution agreements with its dealers, distributors or authorized diesel-to-natural gas engine conversion kit installation centers ("AIC").

Internet. Our products, as well as information regarding new product introductions and company news, are available online at our website, www.omnitekcorp.com.

(4) Status of any publicly announced new product or service.

On January 27, 2015, the Company announced that its natural gas engine technology is being utilized in two TEDOM natural gas locomotive engines powering a Czech Railways train in a pilot program with scheduled service three times daily between the Czech cities of Opava and Hlučín. The low-emission dedicated natural gas engines from TEDOM are certified to the Euro5 EEV emissions standard. This pilot program was developed by the transport division of Vitkovice Machinery Group and the Czech Railway Research Institution in cooperation with engine manufacturer TEDOM s.r.o. Ltd., a long-time customer of Omnitek Engineering. The pilot program is seeking to demonstrate the economic, environmental and practical applications of CNG for rail transportation.

On February 9, 2015, we announced an order for a diesel-to-natural gas converted engine for a 225 kilowatt power generator from a multinational power solutions company, which is also the system integrator for an emergency backup power system being developed for a micro-grid project in the Northeast United States. The project was part of an initiative to address potential power outages at critical service locations during natural disasters -- particularly law enforcement, fire departments and other critical services.

On February 26, 2015, the Company announced it has received an order for a 12-cylinder, 600 kilowatt natural gas power generator to operate the NatGas Bernardo Quintana CNG fueling station in Queretaro, Mexico, with a capacity to serve an anticipated 200 CNG buses and 1,000 taxi vehicles per day. Cost benefits and the assurance of an uninterrupted source of electric power for fueling vehicles were cited as two primary factors in the decision to install our natural gas generator.

On April 2, 2015, we announced a follow-on order for 45 natural gas engine systems from the Czech Republic engine and bus manufacturer TEDOM s.r.o LTD, the company's exclusive OEM customer in the region. The TEDOM 12-liter engine equipped with the Omnitek system, certified to meet the Euro VI emission standards tested according to the World Harmonized Transient Cycle, opens a vast market as the Euro VI emission standards are fully implemented in 2015 in many countries around the world.

On April 23, 2015, the Company announced it has received a Certificate of Conformity from the EPA applicable for diesel-to-natural gas engine conversions of the popular Caterpillar C15 engine family for model years 1993 to 2006. The Certificate of Conformity allows engine conversions to proceed in 49 States and includes the Caterpillar 3406E, C15, C15 ACERT and C16 engine models. We will be able to offer 100 percent dyno-tested "drop-in" ready converted engines, configured for quick installation. An assembly line engine remanufacturing/conversion process will assure that engines are in "as new" condition with the highest quality and uniformity. We anticipate drayage trucks will comprise a large portion of the company's Caterpillar diesel-to-natural gas engine conversion business.

On June 3, 2015, we announced our exclusive distributor in Turkey, Teknosis, expanded its strategic position in that country through a collaborative alliance with natural gas infrastructure company Naturelgaz and Hayat Inovasyon, a subsidiary of Hayat Holding, the seventh largest conglomerate in Europe, with a near-term goal to accelerate the utilization of natural gas engines for heavy-duty truck applications and municipal buses.

On August 6, 2015, the Company announced that a 12-liter natural gas engine manufactured by TEDOM s.r.o. Ltd. and equipped with Omnitek's proprietary natural gas engine management system received EURO 6 emissions certification. TEDOM, an engine and bus manufacturer based in the Czech Republic, is the company's exclusive OEM customer in the region.

On August 31, 2015, we announced that our exclusive distributor in Turkey, Teknosis, is now operating under the name Omnitek Turkiye, as it accelerates sales and marketing of diesel-to-natural gas engine conversions for heavy-duty trucks and municipal buses throughout the country. Omnitek Turkiye's R&D Center is now fully operational and focused on developing conversion kits for an expanding line of specific engine models operating in the Turkish market.

Throughout the year, the Company supplied its existing OE customers as well as its Dealers and Distributors around the world with conversion kits and components. TATA Motors of India has retained Omnitek as its OE supplier for of its high-pressure natural gas filter.

(5)	Competitive business conditions and the Company's competitive position in the industry and methods of competition.

We believe our products have many important advantages, some of which are performance, ease of use, and lower cost. We compete in a small segment of the transportation and energy arena. Most of the larger multinational corporations do not offer a complete solution for the markets the Company services. We believe that competition in these markets is principally based on the quality of the product, performance, reliability, service, deliverability, and price. Because of the Company's limited financial resources, Omnitek could be at a competitive disadvantage compared to most other suppliers of competitive products and services outside the United States.

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

There are numerous companies, such as BRC, Landirenzo, Tartarini, OMVL, Tomasetto, supplying natural gas components for use on gasoline cars and small trucks. These technologies have been on the market for many years and millions of vehicles have been converted worldwide using these technologies. However, this technology is not suitable for heavy-duty diesel engines, and is not in direct competition with Omnitek's technology. At this time Omnitek is not planning to compete in the small-engine market.

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
During the year ended December 31, 2015, five suppliers accounted for 34% of products purchased compared with the year ended December 31, 2014, where four suppliers accounted for 42% of products purchased.

See Risk Factors Item "Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs."

(7) Dependence on one or few major customers.
The Company believes that the diversity of the product line offered alleviates the dependence on any customer. Through a widespread use of our product line, Omnitek is striving to develop a wide base of customers. During the year ended December 31, 2015, eight customers accounted for approximately 58% of sales compared with the year ended December 31, 2014, where eight customers accounted for approximately 56% of sales.

(8)	Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

Omnitek holds the following Patents and Trademarks:

US Patents:

REG NO.	TITLE	FILING DATE	JURISDICTION
6,374,816	Apparatus and Method for Combustion Initiation	04/23/2001	United States
7,019,626	Multi-fuel Engine Conversion System and Method	03/03/2005	United States
7,426,920	Fuel Mixer Apparatus and Method	06/06/2007	United States

Trademarks:

MARK	REG. NO	CLASS	REG. DATE	OWNER	JURISDICTION
Omnitek	2811269	40	2/3/2004	Omnitek	United States
Omnitek	4525678	12	5/6/2014	Omnitek	United States
Omnitek	4525690	7	5/6/2014	Omnitek	United States

The protection of proprietary rights relating to Omnitek's products and expertise is critical for our business. We intend to file additional patent applications to protect certain technology and improvements considered important to the development of our business. The Company also intends to rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position.

Although the Company intends to seek patent protection for its proprietary technology and products in the United States and in foreign countries, the patent positions of our products, are generally uncertain and involve complex legal and factual questions. Consequently, we do not know whether any of the patent applications that we have and will consider filing will result in the issuance of any patents, or whether such patent applications will be circumvented or invalidated. There can be no assurance that all United States patents that may pose a risk of infringement can or will be identified. Additionally, Omnitek has not sought to identify foreign patent applications that might affect existing patent applications currently on file with the Unites States Patent and Trademark Office. If we are unable to obtain licenses where we may have infringed on other patents, we could encounter delays in product market introductions while attempting to design around such intellectual property rights, or we could find that the development, manufacture or sale of products requiring such licenses could be prevented. In addition, we could incur substantial costs in defending suits brought against it on such intellectual property rights or prosecuting suits, which the Company brings against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of Omnitek. See number 5 above, "Competitive business conditions and the Company's competitive position in the industry and methods of competition."

The Company relies on certain patented and unpatented trade secrets for a significant part of its intellectual property rights, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology, or that Omnitek can meaningfully protect its rights to its unpatented trade secrets. We intend to require each our employees, consultants and advisors to execute confidentiality agreements either upon the commencement of an employment or consulting relationship with Omnitek or at a later time. There can be no assurance, however, that these agreements will provide meaningful protection for Omnitek's trade secrets in the event of unauthorized use or disclosure of such information.

We do not believe that any of our products or other proprietary rights infringe upon the rights of third parties. However, it cannot assure that others may not assert infringement claims against Omnitek in the future and recognize that any such assertion may require us to incur legal and other defense costs, enter into compromise royalty arrangements, or terminate the use of some technologies. Further, we may be required to incur legal and other costs to protect its proprietary rights against infringement by third parties.

Licenses and Royalty Agreements

We have not entered into any license and royalty agreements which have resulted in royalty payments.

Other Agreements

As part of the build-out of the U.S. and international dealer network, the Company has entered into agreements with various companies in the USA and foreign countries.

(9) Need of any governmental approval of principal products or services.

Our products are presently sold to commercial users. As stated above, our conversion technology as applied in the United States is subject to approval from the EPA as well as certain state agencies such as CARB with regard to sales and installations within California.

Products and conversion systems that receive EPA certification can be installed and sold in 48 states, but not California and Maryland.

Late in 2014, CARB posted final regulations and guidelines to certify and convert diesel engines to operate on natural gas. Omnitek is currently devising a plan for certifying converted engine for use in California.

Currently Omnitek has received EPA approval and certification for our diesel-to-natural gas conversion technology for the heavy-duty Navistar DT466E and DT530E, all Mack E7 electronic engines up to model year 2006, the Detroit Diesel Series 60 engine families for model years 1988 to 2009, and the Caterpillar C15 engine families for model years 1993 to 2006.

Omnitek is and will continue to apply for approval and certification of additional engines. Each kit development and certification will cost up to $125,000.

(10) Effect of existing or probable governmental regulations on the business.

See item number 9, immediately above, for a discussion of EPA and CARB regulation.

Omnitek is subject to the requirements of Regulation 13A under the Exchange Act, which require us to file with the Securities and Exchange Commission (the "Commission"), annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all other obligations of the Exchange Act applicable to issuers with stock registered pursuant to Section 12(g). We are also subject to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "1934 Act"), which regulates proxy solicitations.
Management believes that these reporting obligations increase the Company's annual legal and accounting costs by an estimated $30, 000 and $27,000, respectively.

Other than as set forth above, we are not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on our business.

(11) Research and Development.

Research and development expenditures for the last two fiscal years, 2015 and 2014, were $295,190 and $600,091 respectively, and were comprised of charges for engine certification testing, purchase of equipment and parts for R&D, and the cost of personnel in the development of products and services.

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

Except as discussed above in item number 9, our business activities are not subject to any environmental laws and we do not anticipate that our future business activities will subject the Company to any environmental compliance regulations.

(13) Number of total employees and number of full-time employees.

As of the date of this report, we employ a total of 11 persons, all of which are full-time employees, and one part-time employee. These full-time employees include, Werner Funk and Richard Miller who are also officers, and in the case of Mr. Funk a director, of Omnitek. We believe we have a good working relationship with our employees, who are not represented by a collective bargaining organization, and there no organized labor agreements or union agreements between Omnitek and any employees exist.

We are outsourcing certain services that are not proprietary in nature. We intend to continue to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers will enhance our ability to contain general and administrative expenses.

Reports to Security Holders

The public may read and copy any materials the Company files with the SEC at the SEC's public reference room at 100 F Street, NE, Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Eastern Time. Information may be obtained on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Moreover, we maintain a website at http://www.omnitekcorp.com that contains important information about Omnitek. This information is publicly available and is updated regularly.

ITEM 1A. RISK FACTORS

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like "believes," "anticipates," "expects," "estimates,"  "envision" or similar terms. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the effect of inflation and other negative economic trends and developments on the business of our customers and other barriers, government regulation and competition. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

An overall economic downturn could negatively impact our earnings.

Any weakening of economic activity in our markets could result in a loss of customers, which could adversely affect our revenues or restrict our future growth. It may become more difficult for customers to pay their bills, leading to slow collections and higher-than-normal levels of accounts receivable. This could increase our financing requirements and bad debt expense. The foregoing could negatively affect earnings and liquidity, reducing our ability to grow the business.

Increases in the wholesale price of natural gas could reduce our earnings.

A supply and demand imbalance in natural gas markets could cause an increase in the price of natural gas. Recently, the increased production of U.S. shale natural gas has put downward pressure on the wholesale cost of natural gas; accordingly, restrictions or regulations on shale gas production could cause natural gas prices to increase. Additionally, the Commodity Futures Trading Commission (CFTC) under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act has regulatory authority of the over-the-counter derivatives markets. Regulations affecting derivatives could increase the price of the gas supply. Therefore, significant increases in the price of natural gas may cause our existing customers to switch to alternate sources of energy.

Climate change, carbon neutral or energy efficiency legislation or regulations could restrict our market opportunities, negatively affecting our growth, cash flows and earnings.

The federal and/or state governments may enact legislation or regulations that attempt to control or limit greenhouse gas emissions such as carbon dioxide and methane. Such laws or regulations could impose costs tied to carbon emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, impose costs or restrictions on end users of natural gas, or result in other costs or requirements. The focus on climate change could negatively impact the reputation of fossil fuel products or services. The occurrence of these events could put upward pressure on the cost of natural gas relative to other energy sources, reduce the demand for natural gas, negatively affecting our growth opportunities, cash flows and earnings.

We are subject to physical and financial risks associated with climate change.

Climate change can create physical and financial risk and impact a region's economic health, which could impact our revenues. The cost of additional regulatory requirements, such as regulation of CO2 emissions under section 111(d) of the CAA, or additional environmental regulation could impact the prices charged by natural gas suppliers.

A downturn in the trucking industry or other factors negatively affecting any of our customers could materially adversely impact our results of operations.

If the North American or worldwide trucking markets suffer a significant downturn it would likely lead to significant reductions in our revenues and earnings, commercial disputes, receivable collection issues, and other negative consequences that could have a material adverse impact on our results of operations.

Unpredictability in the adoption, implementation and enforcement of increasingly stringent emission standards by multiple jurisdictions around the world could adversely affect our business.

Our engines and certain components are subject to extensive statutory and regulatory requirements imposed by the U.S. EPA, the European Union, state regulatory agencies, such as CARB, and other regulatory agencies around the world. We have made, and will be required to continue to make, significant expenditures to comply with these regulations and emission standards. Developing engines and components to meet numerous changing government regulatory requirements, with different implementation timelines and emission requirements, makes developing engines efficiently for multiple markets complicated and could result in substantial additional costs that may be difficult to recover in certain markets. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions. While we have met previous deadlines, our ability to comply with other existing and future regulatory standards will be essential for us to maintain our position in the engine markets we serve. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties.

In addition to these risks, the nature and timing of government implementation and enforcement of increasingly stringent emission standards in emerging markets are unpredictable and subject to change. Any delays in implementation or enforcement could result in the products we developed or modified to comply with these standards becoming unnecessary or becoming necessary later than expected thereby, in some cases, negating our competitive advantage. This in turn can delay, diminish or eliminate the expected return on capital and research expenditures that we have invested in such products and may adversely affect our perceived competitive advantage in being an early, advanced developer of compliant engines.

We are exposed to risks arising from the price and availability of energy.

The level of demand for our products and services is influenced in multiple ways by the price and availability of energy. High energy costs generally drive greater demand for better fuel economy in almost all countries in which we operate. Some of our engine products have been developed with a primary purpose of offering fuel economy improvements, and if energy costs decrease or increase less than expected, demand for these products may likewise decrease. The relative unavailability of electricity in some emerging market countries also influences demand for our electricity generating products, such as our natural gas generators. If these countries add energy capacity by expanding their power grids at a rate equal to or faster than the growth in demand for energy, the demand for our products could also decrease or increase less than would otherwise be the case.

The market for alternative fuel conversion systems may not continue to develop according to our expectations and, as a result, our business may not grow as planned and our business plan may be adversely affected.

Our future growth is dependent upon the expanding market for efficient and clean burning alternative fuel engines and engine conversion systems, including natural gas and propane. Part of our business plan is dependent on our market forecasts with respect to this trend. However, there can be no assurance that we can accurately predict the potential impact of new diesel emission regulations and the price of diesel, which we assume will help drive this trend, nor can we assure that customers or potential customers would replace their diesel engines with natural gas or propane powered engines in response to these regulations. In addition, to the extent that diesel power system manufacturers develop the ability to design and produce emission-compliant diesel power systems that are emissions compliant and that they can sell at a lower price than we currently expect, diesel power systems could be more competitive than our alternative fuel power systems, and customers and potential customers may be less likely to transition their vehicle fleet to an alternative fuel. Furthermore, even if fleets adopt alternative fuel power systems, there can be no assurance that our power systems would capture any portion of the potential market. If any market which represent a significant portion of our business or in which we anticipate significant growth opportunities for our power systems, fails to develop or develops more slowly than we anticipate, the growth of our business and our business plan could be materially adversely affected.

New products, including new engines we develop, may not achieve widespread adoption.

Our growth may depend on our ability to develop and/or acquire new products, and/or refine our existing products and conversion system technology, to complement and enhance the breadth of our conversion system offerings with respect to engine class and the industrial market categories into which we supply our products. We will generally seek to develop or acquire new products, or enhance our existing products and conversion system technology, if we believe they will provide significant additional revenues and favorable profit margins. However, we cannot know beforehand whether any new or enhanced products will successfully penetrate our target markets. There can be no assurance that newly developed or acquired products will perform as well as we expect, or that such products will gain widespread adoption among our customers.

Additionally, there are greater design and operational risks associated with new products. The inability of our suppliers to produce technologically sophisticated components for our new and/or repurposed engines and conversion systems, the discovery of any product or process defects or failures associated with production of any new products and any related product returns could each have a material adverse effect on our business, financial condition and results of operations. If new products for which we expend significant resources to develop or acquire are not successful, our business could be adversely affected.

Changes in environmental and regulatory policies could hurt the market for our products.

Our business is affected by environmental policies, mandates and regulations around the world, most significantly with respect to emission standards in the United States. Examples of such regulations include those that (1) restrict the sale of conversion systems that do not meet emission standards, (2) impose penalties on sellers of non-compliant systems. There can be no assurance that these policies, mandates and regulations will be continued or expanded as assumed in our growth strategy. Incumbent industry participants with a vested interest in gasoline and diesel, many of which have substantially greater resources than we do, may invest significant resources in an effort to influence environmental regulations in ways that delay or repeal requirements for more stringent emissions.

We generally must obtain product certification from the EU, EPA and/or CARB to sell our products in Europe or the United States. Accordingly, future sales of our product will depend upon their being certified to meet the existing and future standards imposed by the relevant regulatory agencies. While we incur significant research and developments costs to ensure that our products comply with emission standards and meet certification requirements in the regions where our products are sold, we cannot provide assurance that our products will continue to meet these standards. The failure to comply with certification requirements would not only adversely affect future sales but could result in the recall of our products or civil or criminal penalties.

The adoption of new, more stringent and burdensome government emission regulations, whether at the foreign, federal, state, or local level, in markets in which we supply our conversion systems, may require modification of our emission certification and other manufacturing processes for our conversion systems. Thus, we might incur unanticipated expenses in meeting future compliance requirements, and may be required to increase our research and product development expenditures. Increases in such costs and expenses could necessitate increases in the prices we charge our customers for our conversion systems, which could adversely affect demand for them.

We maintain a significant investment in inventory, and a decline in our customers' purchases could lead to a decline in our sales and profitability and cause us to accumulate excess inventory.

We cannot always predict the timing, frequency or size of customer orders. Our ability to accurately forecast our sales is further complicated by the continuing global economic uncertainty. We maintain significant inventories in an effort to ensure that our customers have a reliable source of supply. If we fail to anticipate the changing needs of our customers and accurately forecast our customer demands, our customers may not continue to place orders with us, and we may accumulate significant inventories of products that we will be unable to sell or return to our suppliers. This may result in a significant decline in the value of our inventory and a decrease in our future gross profit.

Our financial position, results of operations and cash flows have been, and may in the future be, negatively impacted by challenging global economic conditions.

Challenging global economic conditions, which can have a particularly severe impact on industrial markets, have had, and may in the future have, a material adverse effect on our business. Difficult market conditions can also cause us to experience pricing pressure, negatively impacting our margins.

Future economic downturns may materially impact our customers, as well as suppliers and other parties with which we do business. Economic conditions that adversely affect our customers may cause them to terminate existing supply agreements or to reduce the volume of conversion systems they purchase from us in the future. In the case of another economic downturn, we may have significant receivables owing from customers that face liquidity issues. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Similarly, with adverse market conditions, our key suppliers from which we source conversion system components may be unable to provide components to us or extend us credit. Furthermore, we may not be able to successfully anticipate, plan for and respond to changing economic conditions, and our business could be negatively affected.

Fuel price differentials are hard to predict and may have an adverse impact on the demand for our products in the future.

The prices of various fuel alternatives are subject to fluctuation, based upon many factors, including changes in resource bases, pipeline transportation capacity for natural gas, refining capacity for crude oil and government excise and fuel tax policies. The price differential among various fuel alternatives can impact customers and their decisions to buy conversion systems from us. For example, if natural gas prices increase significantly, or diesel prices decrease, customers may choose to not convert at that time.

The volatility of oil and gas prices may affect our stock price.

The investing public may categorize our stock with other fuel or alternative energy stocks, thus the volatility of the price of oil and gas may affect the price of our stock. In particular, when the price of oil declines, diesel becomes a more favorable fuel in the short term and natural gas suffers as a result. This, as with any commodity volatility, will occur from time to time and may adversely affect the price of our stock.

Many of our conversion systems involve long and variable design and sales cycles, which could have a negative impact on our results of operations for any given quarter or year.

The design and sales cycle for our customized conversion systems, from conception to commercialization, may be lengthy. Customers generally consider a wide range of issues before making a decision to purchase our conversion systems. Before an industrial customer commits to purchase our conversion systems, they often require a significant technical review, assessment of competitive products and approval at a number of management levels within their organization. During the time our customers are evaluating our products, we may incur substantial sales and marketing, engineering and research and development expenses to customize our conversion systems to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity, order long-lead-time components or purchase significant amounts of conversion system components and other inventory prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products.

We could suffer warranty claims or be subject to product liability claims, both of which could materially and adversely affect our business.

From time to time, we may incur liabilities for warranty claims as a result of defective products or components, including claims arising from defective products or components provided by our suppliers that are integrated into our conversion systems. The provisions we make for warranty accrual may not be sufficient or we may be unable to rely on a warranty provided by a third-party manufacturer, and we may recognize additional expenses as a result of warranty claims in excess of our current expectations. Such warranty claims may necessitate a redesign, re-specification, a change in manufacturing processes, and/or recall of our conversion systems, which could have an adverse impact on our finances and on existing or future sales of our conversion systems and other products. Even in the absence of any warranty claims, a product deficiency such as a manufacturing defect or a safety issue may necessitate a product recall, which could have an adverse impact on our finances and on existing or future sales.

Our business exposes us to potential product liability claims that are inherent to natural gas, propane, gasoline and diesel, and products that use these fuels. All fuels are flammable and are dangerous products. Any accidents involving our conversion systems could materially impede widespread market acceptance and demand for our conversion systems. In addition, we may be subject to a claim by end-users of our products, or others, alleging that they have suffered property damage, personal injury or death because our conversion systems or the products of our customers into which our conversion systems are integrated did not perform adequately. Such a claim could be made whether or not our conversion systems perform adequately under the circumstances. From time to time, we may be subject to product liability claims in the ordinary course of business, and we carry a limited amount of product liability insurance for this purpose. However, our current insurance policies may not provide sufficient or any coverage for such claims, and we cannot predict whether we will be able to maintain our insurance coverage on commercially acceptable terms.

If we do not properly manage the sales of our products into foreign markets, our business could suffer.

We have sales and distribution activities in many foreign countries where we lack sufficient expertise and  knowledge of local customs and laws. There can be no assurance that we will be able to maintain our current relationship with these foreign customers, or that we will be able to develop effective, similar relationships in foreign markets into which we supply our products in the future.

Growing the market for our products outside of the United States may take longer and cost more to develop than we anticipate and is subject to inherent risks, including unexpected changes in government policies, trade barriers restricting our ability to sell our products in those countries, longer payment cycles, exposure to currency fluctuations, and foreign exchange controls that restrict or prohibit repatriation of funds. As a result, if we do not properly manage foreign sales, our business could suffer.

In addition, our foreign sales subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act ("FCPA"), and comparable foreign laws and regulations which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by us and other business entities for the purpose of obtaining or retaining business. Safeguards that we may implement to discourage these practices could prove to be ineffective, and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice and overseas regulators. Any of these factors, or any other international factors, could impair our ability to effectively sell our conversion systems, or other products or services that we may develop, outside of the U.S.

The price of our stock may be volatile and may decline in value.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, including the price of oil and gas or other fuel sources, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies' stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company's securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Business, political and economic factors may affect our operations, the manner in which we conduct our business and our rate of growth.

If the US economic condition does not improve, our target consumer base may be disproportionately affected. In addition, a large proportion of our target customers work in industries that may be disproportionately affected by a downturn in the U.S. economy. The resulting impact of such economic conditions on our customers and on consumer spending could have a material adverse effect on demand for our products and on our business, financial condition and operating results.

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

A global economic crisis could result in decreases in customer spending

Omnitek operates in competitive and evolving markets locally, nationally and globally. These markets are subject to rapid technological change and changes in demand. In seeking market acceptance, we could encounter competition from well-established and larger technology providers. Many of these competitors have substantially greater financial, marketing and other resources than Omnitek. Our revenue could be materially adversely affected if it is unable to compete successfully with these other providers.

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

The Company may be subject to other third-party intellectual property rights claims

Companies in our industry often own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As competition in the industry increases, the possibility of intellectual property rights claims against Omnitek may grow. Omnitek's technologies may not be able to withstand third-party claims or rights against their use. Intellectual property claims, whether having merit or otherwise, could be time consuming and expensive to litigate or settle and could divert management resources and attention. In addition, many of Omnitek's agreements require that Omnitek indemnify them for third-party intellectual property infringement claims, which could increase Omnitek's costs as a result of defending such claims and may require that Omnitek pay the damages if there were an adverse ruling in any such claims. If litigation is successfully brought by a third party against Omnitek in respect of intellectual property, Omnitek may be required to cease distributing or marketing certain products or obtain licenses from the holders of the intellectual property at material cost, redesign affected products in such a way as to avoid infringing intellectual property rights, any or all of which could materially adversely affect our business, financial condition and results of operations. If those intellectual property rights are held by a competitor, Omnitek may be unable to obtain the intellectual property at any price, which could also adversely affect our competitive position. An adverse determination could also prevent Omnitek from offering its products. Any of these results could harm our business, financial condition and results of operations.

The Company is subject to foreign business, political and economic disruption risks

Omnitek contracts with various entities from around the world. As a result, we are exposed to foreign business, political and economic risks, which could adversely affect our financial position and results of operations, including:

•	difficulties in managing dealer relationships from outside of a dealer's jurisdiction;
•	political and economic instability;
•	less developed infrastructures in newly industrializing countries;
•	susceptibility to business interruption in foreign areas due to war, terrorist attacks, medical epidemics, changes in political regimes, and general interest rate and currency instability;
•	exposure to possible litigation or claims in foreign jurisdictions; and,
•	competition from foreign-based providers and the existence of protectionist laws and business practices that favor such providers.

Early stage of the Company and its products

Omnitek has generated limited revenue from operations, and may not generate any significant or sufficient revenue from its current operations to continue future operations. A very limited number of our products are currently in the marketplace. However, to achieve profitable operations, Omnitek, alone or with others, must successfully initiate and maintain sales and distribution of our products. The time frame necessary to achieve market success for any individual product is uncertain. There can be no assurance that Omnitek's efforts will be successful, that any of our products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and sustain customer as well as distribution approval.

Omnitek's results can also be affected by the ability of competition to introduce new products that have advantageous technology or the competition's ability to adjust its pricing to reduce our competitive advantage. Results can also be affected by strategic decisions made by the management regarding product volume, mix, and by the timing of orders received during operations. See Item 1 "Description of Business."

Uncertainty of future profitability

Omnitek may require substantial resources to increase its advertising, marketing and distribution of its existing products. While we believe that the additional advertising, marketing and distribution could further enhance our profitability, there can be no assurance that Omnitek's products will meet the expectations and effectiveness required to be competitive in the market place, that Omnitek will enter into arrangements for commercialization, market its products successfully, or achieve customer acceptance.

Future capital requirements; uncertainty of future funding

Substantial expenditures will be required to enable Omnitek to conduct existing product research, manufacturing, marketing and distribution of its products and Intellectual Property. Omnitek may need to raise additional capital to facilitate growth and support its long-term manufacturing, and marketing programs. Omnitek has no established bank-financing arrangements and until we have sufficient assets, capital, and inventory or accounts receivable, it is not anticipated that we will secure any bank financing in the near future. Therefore, it is likely that Omnitek may need to seek additional financing through subsequent future public or private sales of its securities, including equity securities. Omnitek may also seek funding for the manufacturing, and marketing of its products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable Omnitek, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail one or more of our programs. Omnitek's future cash requirements will be affected by the revenue generated from the sale of its products, the costs of production and marketing, as well as relationships with corporate partners, changes in the focus and direction of Omnitek's programs, competitive and technological advances, and other factors.

Dependence on others; manufacturing capabilities and limited distribution capabilities

An important element of Omnitek's strategy for the marketing and release of its products is to enter into various arrangements with distribution and retail partners. The success and commercialization of Omnitek's products will be dependent, in part, upon Omnitek's ability to enter into such arrangements and upon the ability of these third parties to perform their responsibilities. Although we believe that parties to any such arrangements would have an economic motivation to succeed in performing their contractual responsibilities, the amount and timing of resources to be devoted to these activities may not be within our control. There can be no assurance that any such arrangements will be available on terms acceptable to Omnitek, if any at all, and that such parties will perform their obligations as expected, or that any revenue will be derived from such arrangements. If Omnitek is not able to enter into such arrangements, it could encounter delays in introducing its products into the market. See "Business."

Omnitek currently assembles most products in-house after receiving components from outside vendors. Future products may be produced or manufactured by outside companies for Omnitek. Therefore, Omnitek may be dependent on contract manufacturers for the production and manufacturing of certain products or components. In the event that we are unable to obtain or retain the necessary manufacturers for components or products on acceptable terms, we may not be able to continue to commercialize and market our products as planned. The manufacture of Omnitek's products will be subject to current good manufacturing practices ("GMP") requirements prescribed by Omnitek in order to meet the specifications and other standards prescribed by Omnitek to satisfy the anticipated and appropriate levels of operations and effectiveness when in use. There can be no assurance that we will be able to (i) obtain adequate supplies of its products in a timely fashion at acceptable quality and prices, (ii) enter into arrangements for the manufacture of products with manufacturers whose facilities and procedures comply with Omnitek's GMP or other regulatory requirements, should any such regulatory requirements arise, (iii) or that manufacturers will continue to comply with such standards, or (iv) that such manufacturers will be able to adequately meet Omnitek product needs. Omnitek's dependence upon others for the manufacture of its proposed products may adversely affect our ability to develop and deliver products on a timely and competitive basis.

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

Approximately eight customers accounted for 58% of revenue for the year ended December 31, 2015, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability

These customers are free to purchase conversion kits and new natural gas engines from our competitors who may have more established distribution channels and other competitive advantages, such as price. In addition, our customers' need for our conversion kits and new natural gas engines depends on worldwide and regional market conditions and the various governmental regulations. If any of the latter factors change significantly, our customers' demand for our products might decline substantially.

The loss of any of these customers would be expected to have a materially adverse effect on our results of operations and financial condition. At the minimum, it would have a materially adverse effect on our operations during the short-term until we are able to generate replacement customers. For more information about dependence on a few major customers, please see Item 1. Description of Business - "Dependence on One or Few Major Customers."

Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.

Our future operating results may depend substantially on our suppliers' ability to supply us with components in sufficient volumes to meet our production requirements. Some components that we use are available from only a single or limited number of qualified suppliers. If there is a significant simultaneous upswing in demand for such a component from several high volume industries resulting in a supply reduction, if a component is otherwise in short supply, or if a supplier has a quality issue with a component, we may experience delays or increased costs in obtaining that component. If we are unable to obtain sufficient quantities used in the components, or other necessary components, we may experience production delays which could cause us loss of revenue. If a component becomes unavailable, we could suffer significant loss of revenue.

Each of the following could also significantly harm our operating results:

•	an unwillingness of a supplier to supply such components to us;
•	consolidation of key suppliers;
•	failure of key suppliers to provide enough components;
•	a key supplier's, or sub-supplier's, inability to access credit necessary to operate its business; or
•	failure of a key supplier to remain in business.

Risk of technological obsolescence and competition

Omnitek operates in an ever-evolving field. Developments are expected to continue at a rapid pace in the industry in general. Competition from other large companies, joint ventures, research and academic institutions and others is intense and expected to increase. Many of these companies and institutions have substantially greater capital resources, research and development staffs and facilities than Omnitek, and many have substantially greater experience in conducting testing, manufacturing and marketing of products. These entities represent significant long-term competition for Omnitek. There can be no assurance that developments by others will not render our technologies and future products obsolete or noncompetitive. In addition, Omnitek's competitors might succeed in developing or purchasing technologies and products that are more effective than those that are being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive. See "Business – Competition."

Dependence upon key personnel

Our success in developing marketable products and achieving a competitive position will depend, in part, on its ability to retain qualified engineers, management and marketing personnel and in particular, to retain the services of Werner Funk, upon whose we are totally reliant on for the development of products for the Company.

In the event of the death, incapacity or departure of Mr. Funk from Omnitek, it is unlikely that we would be able to continue conducting our business plan. Even if we are able to find additional personnel to replace Mr. Funk it is uncertain whether we could find someone who could develop our business along the lines described in this report. We will fail without Mr. Funk or an appropriate replacement. We have acquired "key–man" life insurance on the life of Mr. Funk naming Omnitek as the beneficiary however there is no guarantee that this policy would be adequate to allow us to continue to operate in the event Mr. Funk should be unable to continue in his current position due to death, incapacity or some other unforeseen event.

Omnitek has an Employment Agreement in place with Mr. Funk that provides for continued service in his current capacities through October of 2017 and thereafter on a year-to-year basis. See "Narrative Disclosure to Summary Compensation Table" for details of Employment Agreements.

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

Trading and limited market

At the present time, Omnitek common stock is traded on the OTCBB under the symbol OMTK. There is currently a limited public market for the Common Stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained. However, should such a market arise, the possibility or actual sale into the market of shares, as permitted under Rule 144 of the Securities Act of 1933, may adversely affect prevailing market prices, if any, for Omnitek's Common Stock and could impair our ability to raise capital through the sale of its equity securities. In order to qualify for unrestricted resale of Common Stock under Rule 144, certain holding periods must be met and a legal opinion setting forth the exemption from registration must be provided. Further, there is no assurance that Rule 144 will be applicable to Omnitek and investors may not be able to rely on its provisions now or in the future. In addition, sales of significant amounts of Common Stock by Omnitek could have an adverse effect on the market price.

No dividends

No cash dividends have been paid. Payment of dividends on the Common Stock is within the discretion of the Board of Directors, is subject to state law, and will depend upon our earnings, if any, its capital requirements, financial condition and other relevant factors.

Possible volatility of stock price

The market price of our securities is likely to be highly volatile. Factors such as the market acceptance of Omnitek's products, success of distribution channels or its competitors, announcements of technological innovations or new commercial products by us or our competitors, developments in trademark, patent or other proprietary rights of Omnitek or our competitors, and fluctuations in our operating results may have a significant effect on the market price of the Common Stock. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of many companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price, if a market develops, of the Common Stock. See "Description of Capital Stock."

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which require us to incur audit fees and legal fees in connection with the preparation of such reports. These additional costs could reduce our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

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

Management believes that these reporting obligations will increase Omnitek's annual legal and accounting costs by an estimated $30,000 and $27,000, respectively.

Penny stock regulations

If Omnitek's stock is below $5.00 per share, or we do not have $2,000,000 in net tangible assets, or are not listed on an exchange or on the NASDAQ National Market System, among other conditions, our shares may be subject to a rule promulgated by the Securities and Exchange Commission (the "SEC") that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, if the price of Omnitek's stock is below $5.00, and does not meet the conditions set forth above, sales of our stock in the secondary market will be subject to certain additional new rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of stock provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and disclosure of the sales person working for the broker-dealer. These rules and regulations may affect the ability of broker-dealers to sell Omnitek's securities, thereby limiting the liquidity of the securities. They may also affect the ability of shareholders to resell their securities in the secondary market.

ITEM 2. PROPERTIES

The Company owns no real property and has a five-year lease agreement for its principal executive offices and related engineering and assembly facilities located in approximately 25,000 square feet of space at 1333 Keystone Way, Suite 101, Vista, California 92081. During the year ended December 31, 2015, lease payments were $183,099. For the fiscal year ended December 31, 2014, lease payments were $178,417. Our existing space should be adequate for our needs for the next few years, however as the Company enters the U.S. market, there is the possibility we will need to expand our facilities again.

In August of 2013, the Company began leasing a shared office space, which is used on a part time basis, located at 8117 Preston Road, Suite 300, Dallas, Texas 75225. In the fiscal year ended December 31, 2015 we paid $872, and the lease was terminated effective August 31, 2015.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on OTCBB under the symbol "OMTK." The CUSIP number for the Issuer's common stock is 68215W 10 7. The following table sets forth, in U.S. dollars the high and low sale prices for each of the calendar quarters indicated, as reported by the OTCBB. The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	Company Common Stock Prices
	High	Low
2015
Quarter ended December 31	$0.97	$0.42
Quarter ended September 30	1.00	0.41
Quarter ended June 30	1.19	0.65
Quarter ended March 31	1.30	0.87

2014
Quarter ended December 31	$2.37	$1.05
Quarter ended September 30	2.94	2.19
Quarter ended June 30	2.86	1.97
Quarter ended March 31	3.00	2.15

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

The market price of Omnitek's common stock will likely fluctuate significantly in response to the following factors, some of which are beyond the Company's control: variations in its quarterly operating results; changes in financial estimates of its revenues and operating results by securities analysts; changes in market valuations of similar companies; announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; additions or departures of key personnel; future sales of its common stock; stock market price and volume fluctuations attributable to inconsistent trading volume levels of its stock; commencement of, or involvement in, litigation.

On March 28, 2016, the last bid and ask of our common stock as reported on the OTCBB was $0.22 and $0.24, respectively.

Holders

There were approximately 42 holders of record of Omnitek's Common Stock as of December 31, 2015.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2015 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	915,000	$2.10	45,000
Equity compensation plans not approved by stockholders	250,000	0.75	2,250,000
Total	1,165,000	$1.81	2,295,000

On September 1, 2006, the Board of Directors adopted the Omnitek Engineering Corp. 2006 Long-term Incentive Plan (the "2006 Plan"), under which 1,000,000 shares of Company's Common Stock were reserved for issuance by the company to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to the Company. The 2006 Plan is administered by a committee comprised of the Board of Directors of the Company or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives. The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan. On November 30, 2007, the Board of Directors authorized the increase of shares available under the 2006 Plan to 10,000,000 post-split adjusted shares.

On August 3, 2011, the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the "2011 Plan"), under which 1,000,000 shares of Company's Common Stock were reserved for issuance by the company to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to the Company.

The 2011 Plan is administered by a committee comprised of the Board of Directors of the Company or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives. The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long-term Incentive Plan (the "2015 Plan"), under which 2,500,000 shares of Company's Common Stock were reserved for issuance by the company to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to the Company.

The 2015 Plan is administered by a committee comprised of the Board of Directors of the Company or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives. The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2015.

Recent Sales of Unregistered Securities

On October 2, 2015, the company granted a non-qualified stock option grant to a Contractor, to purchase up to one hundred fifty thousand (150,000) shares of the Company's common stock at an exercise price of $0.78 per share, representing the average closing price of the common stock on the prior five trading days of October 2, 2015. The options shall vest and become exercisable at such time as 200 engine conversions have been completed from such fleets or customers, which conversion sales were facilitated by or through Contractor. The options shall be exercisable for a period of five (5) years from the date of grant. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individual receiving the options is intimately acquainted with the Company's business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

On November 3, 2015 the Company granted 100,000 Incentive Stock Options (to the extent allowed) to an employee, under its 2015 Long-Term Incentive Plan. The Options shall vest and be exercisable with regard to one-forty eighth (1/48) of the total shares subject to the Option, at the end of each month following the Date of Grant, so that all shares subject to the Options will be fully vested on the fourth anniversary of the Date of Grant. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individual receiving the options is intimately acquainted with the Company's business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individual receiving the options is intimately acquainted with the Company's business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this periodic report.  Some of the statements under "Management's Discussion and Analysis," "Description of Business" and elsewhere herein may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the alternative fuels engines industry in general. Statements which include the words "expect," "intend," "plan," "believe," "project," "anticipate," "will," and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. The safe harbor provisions of the federal securities laws do not apply to any forward-looking statements contained in this registration statement.

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

Results of Operations

For the twelve months ended December 31, 2015 and 2014

Revenues, including revenues to related parties, increased to $1,793,556 for 2015 from $1,485,818 in 2014, an increase of $307,738, or 21%, which was primarily due to increased revenue from engine conversion business.

Our cost of sales increased to $1,032,412 in 2015 from $852,358 in 2014, an increase of $180,054. Our gross margin was 42% in 2015 compared with 43% in 2014.

Our operating expenses for 2015 were $1,769,769 compared with $2,520,600 in 2014, a decrease of $750,831 or 30%.  General and administrative expense for 2015 was $1,443,951 compared with $1,870,533 in 2014.  The decrease is due primarily to professional fees of $79,655 in 2015 compared with $165,376 in 2014 and outside services of $49,001 in 2015 compared with $100,206 in 2014.  Major components of general and administrative expenses in 2015 were insurance expense of $144,598, rent expense of $127,477 and salary and wages of $516,670. This compares with insurance expense of $181,334, rent expense of $151,481, and salary and wages of $549,961 during 2014. Research and development outlays were decreased to $295,190 in 2015 compared with $600,091 in 2014.

Our net loss in 2015 was $1,007,107, or $0.05 per share, compared with a net loss of $1,828,827, or $0.09 per share, in 2014. The decreased loss was primarily the result of a reduction in both general and administrative and research and development expenditures in 2015.  Additionally, operating loss for the twelve months ended December 31, 2015 was $1,008,625 as compared to $1,887,140 for the twelve months ended December 31, 2014.  The decreased operating loss was primarily due to decreased general and administrative expense and decreased research and development expense for 2015 as compared to 2014.

Results for the twelve months ended December 31, 2015 reflect non-cash expenses, including the value of options and warrants granted in the amount of $225,097 and depreciation and amortization of $30,628. For the twelve months ended December 31, 2014, non-cash expenses and income included the value of options and warrants granted for $335,731 and depreciation and amortization of $49,979.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital.  Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At December 31, 2015, our current liabilities totaled $572,310 and our current assets totaled $2,287,196, resulting in positive working capital of $1,714,886 and a current ratio of 4.1.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $17,849,412 at December 31, 2015, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to, and has had no effect on, our operations or cash flow.

Operating Activities

We have realized a negative cash flow from operations of $392,936 for the twelve months ended December 31, 2015 compared with a negative cash flow of $1,546,195 during the twelve months ended December 31, 2014.

Included in the net loss of $1,007,107 for the twelve months ended December 31, 2015 are non-cash expenses, which are not a drain on our capital resources.  During 2015, these non-cash expenses include the value of options and warrants granted in the amount of $225,097, and depreciation and amortization of $30,628.  Excluding these non-cash amounts, our adjusted EBITDA for the twelve months ended December 31, 2015 is a loss of $750,582.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Omnitek's financial statements are prepared using the accrual method of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where significant estimates are required include the following:

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.

Inventory is stated at the lower of cost or market.  Omnitek's inventory consists of finished goods and raw material.  Omnitek identifies items in its inventory that have not been sold in a timely manner.  Accordingly, we have established an allowance for the cost of such slow moving or obsolete inventory.

Omnitek assesses the recoverability of its long lived assets annually and whether circumstances would indicate that there may be an impairment.  Omnitek compares the estimated undiscounted future cash flows to the carrying value of the long lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, Omnitek recognizes the impairment immediately.

Omnitek accounts for income taxes in accordance with Accounting Standards Codification Topic 740, which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.  A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.  Omnitek uses historical experience to determine the likelihood of realization of deferred tax liabilities and assets.

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

Omnitek includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2015, Omnitek had no accrued interest or penalties related to uncertain tax positions.

Omnitek files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, Omnitek is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At December 31, 2015, Omnitek had net operating loss carry forwards of approximately $5,805,378 through 2034.  No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Recently Issued Accounting Pronouncements

Omnitek has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on Omnitek's financial position, or statements.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

[THE REMAINDER OF THIS PAGE WAS INTENTIONALLY LEFT BLANK]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMNITEK ENGINEERING CORP.

FINANCIAL STATEMENTS

December 31, 2015 and 2014

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Omnitek Engineering Corp.

We have audited the accompanying balance sheets of Omnitek Engineering Corp. (the Company) as of December 31, 2015 and 2014 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2015.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Omnitek Engineering Corp. as of December 31, 2015 and 2014, and the results of their operations and cash flows for each of the years in the two year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT
March 30, 2016

OMNITEK ENGINEERING CORP.
Balance Sheets

ASSETS

	December 31,	December 31,
	2015	2014

CURRENT ASSETS
Cash	$105,846	$498,782
Accounts receivable, net	30,835	56,059
Accounts receivable - related parties	17,257	15,092
Inventory, net	2,107,463	2,333,781
Prepaid expense	6,050	4,200
Deposits	19,745	92,779
Total Current Assets	2,287,196	3,000,693

FIXED ASSETS, net	59,151	88,715

OTHER ASSETS
Intellectual property, net	281	1,345
Other noncurrent assets	14,280	14,280
Total Other Assets	14,561	15,625

TOTAL ASSETS	$2,360,908	$3,105,033

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$145,207	$84,385
Accrued management compensation	189,163	102,096
Accounts payable - related parties	7,591	3,600
Customer deposits	230,349	345,844
Total Current Liabilities	572,310	535,925

Total Liabilities	572,310	535,925

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized;
no par value; 19,981,082 and 19,979,582 shares
issued and outstanding, respectively	8,291,411	8,289,911
Additional paid-in capital	11,346,599	11,121,502
Accumulated deficit	(17,849,412)	(16,842,305)
Total Stockholders' Equity	1,788,598	2,569,108

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,360,908	$3,105,033

OMNITEK ENGINEERING CORP.
Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

REVENUES	$1,738,632	$1,443,665
REVENUES, related parties	54,924	42,153
COST OF GOODS SOLD	1,032,412	852,358
GROSS MARGIN	761,144	633,460

OPERATING EXPENSES

General and administrative	1,443,951	1,870,533
Research and development	295,190	600,091
Depreciation and amortization	30,628	49,976

Total Operating Expenses	1,769,769	2,520,600

LOSS FROM OPERATIONS	(1,008,625)	(1,887,140)

OTHER INCOME (EXPENSE)
Interest income	24	45,467
Other income	4,209	13,646
Interest expense	(1,915)	-

Total Other Income (Expense)	2,318	59,113

LOSS BEFORE INCOME TAXES	(1,006,307)	(1,828,027)
INCOME TAX EXPENSE	800	800

NET LOSS	$(1,007,107)	$(1,828,827)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.09)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	19,980,971	19,816,240

OMNITEK ENGINEERING CORP.
Statement of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2013 (as restated)	19,759,582	8,201,311	10,785,771	(15,013,478)	3,973,604

Value of options and warrants
issued for services	-	-	335,731	-	335,731

Exercise of warrants and options for cash	220,000	88,600	-	-	88,600

Net loss for the twelve months ended
December 31, 2014	-	-	-	(1,828,827)	(1,828,827)

Balance, December 31, 2014	19,979,582	8,289,911	11,121,502	(16,842,305)	2,569,108

Value of options and warrants
issued for services	-	-	225,097	-	225,097

Common stock issued for services	1,500	1,500	-	-	1,500

Net loss for the twelve months ended
December 31, 2015	-	-	-	(1,007,107)	(1,007,107)

Balance, December 31, 2015	19,981,082	$8,291,411	$11,346,599	$(17,849,412)	$1,788,598

OMNITEK ENGINEERING CORP.
Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(1,007,107)	$(1,828,827)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	30,628	32,731
Amortization of premium on investments	-	17,248
Options and warrants granted	225,097	335,731
Common stock issued for services	1,500	-
Changes in operating assets and liabilities:
Accounts receivable	25,222	(17,798)
Accounts receivable–related parties	(2,165)	18,277
Deposits	73,036	(29,806)
Prepaid Expense	(1,850)	2,997
Inventory	226,318	(107,913)
Accounts payable and accrued expenses	60,822	(7,361)
Customer deposits	(115,495)	123,772
Accounts payable-related parties	3,991	2,125
Accrued management compensation	87,067	(87,371)
Net Cash Used in Operating Activities	(392,936)	(1,546,195)

INVESTING ACTIVITIES
Maturity of short-term investments	-	900,000
Purchase of property and equipment	-	(1,459)
Net Cash Provided by Investing Activities	-	898,541

FINANCING ACTIVITIES
Exercise of warrants and options for cash	-	88,600
Net Cash Provided by Financing Activities	-	88,600

NET DECREASE IN CASH	(392,936)	(559,054)
CASH AT BEGINNING OF YEAR	498,782	1,057,836

CASH AT END OF PERIOD	$105,846	$498,782

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$1,915	$-
Income taxes	$800	$800

OMNITEK ENGINEERING CORP
Notes to the Financial Statements
December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

Omnitek Engineering, Corp. ("Omnitek" or "the Company") was incorporated on October 9, 2001 under the laws of the State of California.  Omnitek develops and supplies new natural gas engine and advanced engine management systems for gaseous fuels and is the manufacturer of a proprietary technology used to convert old or new diesel engines to operate on natural gas, propane or hydrogen.  Omnitek began operations on October 10, 2001, and was a spin-off from Nology Engineering, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Accounting Methods

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31, year-end.

b.       Ues of Estimates in Preparing Financial Statements

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

d.       Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.   Allowance for doubtful accounts for the years ended December 31, 2015 and 2014 was $15,000 and $15,000, respectively. Additionally, bad debt expense for the years ended December 31, 2015 and 2014 was $13,805 and $6,489, respectively.

d.       Inventory

Inventories at the lower of cost, determined on an average cost basis.  Market value for raw materials is based on replacement costs. Inventory costs include material, labor and manufacturing overhead.  The Company reviews inventories on hand at least annually and records provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and product expiration.

e.       Held to Maturity Investments

During the three months ended June 30, 2012, the Company purchased various corporate bonds. The Company intends to hold the bonds to maturity. Accordingly, the Company has recorded and is amortizing the premium on the bonds over the remaining life. During the year ended December 31, 2014, the Company received proceeds of $900,000 from bonds that matured during the period. During the year ended December 31, 2015 and 2014, the Company had correlating amortization expense of -0- and $17,248, respectively.

OMNITEK ENGINEERING CORP
Notes to the Financial Statements
December 31, 2015 and 2014
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.       Long-Lived Assets

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances would indicate that there may be an impairment.  The Company compares the estimated undiscounted future cash flows to the carrying value of the long lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, the Company will recognize the impairment immediately. No impairment expense was recognized as of December 31, 2015.

g.       Property and Equipment

Property and equipment are recorded at cost.  Depreciation and amortization are calculated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets ranging from three to five years.

h.       Intangible Assets

We evaluate the recoverability of intangible assets, which consist of patents and trademarks, periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Intangible assets are amortized on a straight-line basis over the following useful lives which range from 2 to 8 years.

i.       Revenue Recognition

The Company recognizes revenue from the sale of new engines for use with compressed natural gas, engine components to convert existing engines to compressed natural gas use and components for the maintenance of natural gas engines.  Revenues are recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

j.       Cost of Good Sold

The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of goods sold.

k.       Research and Development

The Company expenses the costs of researching and developing its products during the period incurred. During the years ended December 31, 2015 and 2014, the Company incurred research and development expenses of $295,190 and $600,091, respectively.

l.       Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the year ended December 31, 2015 and 2014, the Company expensed $-0- and $28,748, respectively.

OMNITEK ENGINEERING CORP
Notes to the Financial Statements
December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m.       Provision For Income Taxes

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2015, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

n.       Basic and Diluted Loss Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had -0- stock options and warrants that would have been included in the fully diluted earnings per share as of December 31, 2015 and 2014, respectively.

o.       Fair Value Measurements

The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets are marked to bid prices and financial liabilities are marked to offer prices. Fair value measurements do not include transaction costs. A fair value hierarchy is used to prioritize the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

Level 1 – Quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

Level 3 – Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

p.       Stock-based Compensation

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

OMNITEK ENGINEERING CORP
Notes to the Financial Statements
December 31, 2015 and 2014

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

q.       Concentration of Risks

Customers

During the year ended December 31, 2015, eight customers accounted for approximately 58% of sales.

During the year ended December 31, 2014, eight customers accounted for approximately 56% of sales.

Suppliers

During the year ended December 31, 2015, five suppliers accounted for 34% of products purchased.

During the year ended December 31, 2014, four suppliers accounted for 42% of products purchased.

r.       Liquidity

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2015, the Company had an accumulated deficit of $17,849,412 and total stockholders' equity of $1,788,598.  At December 31, 2015, the Company had current assets of $2,287,196 including cash of $105,846, and current liabilities of $572,310, resulting in working capital of $1,714,886. For 2015, the Company reported a net loss of $1,007,107 and net cash used by operating activities of $392,936. Management believes that based on its operating plan, the projected sales for 2016, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. If the Company is unable to obtain profitable operations and positive operating cash flows, it may require additional funding or be forced to scale back its development plans or to significantly reduce or terminate operations.

s.   Newly Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company's financial position or financial statements.

NOTE 3 – INVENTORY

Inventory is located in Vista, California and at December 31, 2015 and 2014 consisted of the following:

	December 31,	December 31,
	2015	2014
Raw materials	$1,093,890	$1,122,270
Finished goods	1,263,089	1,403,946
In transit	-	46,835
Allowance for obsolete inventory	(249,516)	(239,270)
Total	$2,107,463	$2,333,781

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $26,666 and $15,822, for the periods ended December 31, 2015 and December 31, 2014, respectively.

OMNITEK ENGINEERING CORP
Notes to the Financial Statements
December 31, 2015 and 2014

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at December, 2015 and 2014 consisted of the following:

	December 31,	December 31,
	2015	2014
Production equipment	$61,960	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(86,180)	(56,616)
Total	$59,151	$88,715

Depreciation expense for the years ended December 31, 2015 and 2014 was $29,564 and $31,204, respectively.

NOTE 5 – INTELLECTUAL PROPERTY

The Company's patents and trademarks at December 31, 2015 and 2014 were as follows:

	December 31,	December 31,
	2015	2014
Patents	$42,295	$42,295
Trademarks	1,920	1,920
Intellectual property and customer list	474,000	474,000
Less: accumulated amortization	(517,934)	(516,870)
Total	$281	$1,345

Amortization expense for the years ended December 31, 2015 and 2014 was $1,064 and $1,527, respectively.

NOTE 6 – CUSTOMER DEPOSITS

The Company may require a customer deposit from domestic and international customers.  Such deposits are recorded in current liabilities until the revenue recognition criteria have been met. As of December 31, 2015 and 2014 the Company had customer deposits of $230,349 and $345,844, respectively.

NOTE 7 – COMMITMENTS

As of December 31, 2015 and 2014, the Company had outstanding purchase commitments for inventory totaling $69,126 and $227,781, respectively. Of these amounts, the Company had made prepayments of $19,745 as of December 31, 2015 and $227,781 as of December 31, 2014 and had commitments for future cash outlays for inventory totaling $49,381 and $111,772, respectively.

On January 10, 2013, the Company entered into an operating lease for its facilities in California. Future payment obligations under the terms of the operating lease are as follows:

Years Ending
December 31
2016	$187,531
2017	192,085
2018	35,000
Total minimum lease payments	$414,616

OMNITEK ENGINEERING CORP
Notes to the Financial Statements
December 31, 2015 and 2014

NOTE 8 – RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company's name and logo. As of December 31, 2015, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of December 31, 2015 and December 31, 2014, the Company was owed $17,257 and $15,092, respectively, by related parties for the purchase of products and services.

Accrued Management Expenses

During the periods ended December 31, 2015 and December 31, 2014, the Company's president and vice president were due amounts for services performed for the Company.  As of December 31, 2015 and December 31, 2014 the accrued management fees consisted of the following:

	December 31,	December 31,
	2015	2014
Amounts due to the president	$148,719	$78,527
Amounts due to the vice president	40,444	23,569
Total	$189,163	$102,095

NOTE 9 – STOCKHOLDERS' EQUITY

Common Stock

On January 26, 2015 the Company issued 1,500 shares of its common stock in consideration of the Board Meeting fee for the meeting of the Board of Directors held on January 14, 2015.

On October, 11 2014 the Company issued 200,000 shares of its common stock in consideration of the capital contribution of $75,000 upon the exercise of warrants.

On July 16, 2014 the Company issued 20,000 shares of its common stock in consideration of the capital contribution of $13,600 upon the exercise of stock options.

Options and Warrants

During the years ended December 31, 2015 and 2014, the Company granted 225,000 and 115,000 options for services, respectively.  During the years ended December 31, 2015 and 2014, respectively, the Company recognized expense of $225,097 and $335,731 related to options that vested during the years, respectively, pursuant to ASC Topic 718. The total remaining amount of compensation expense to be recognized in future periods is $371,073.

In April 2007, the Company's shareholders approved its 2006 Long-Term Incentive Plan ("the 2006 Plan").   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2014 the remaining 2,590,000 options previously issued under the plan expired. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the "2011 Plan"), under which 1,000,000 shares of Company's Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2015 the Company has a total of 915,000 options issued under the plan. On September 11, 2015 the Board of Directos adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the "2015 Plan"), under which 2,500,000 shares of the Company's Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2015 the Company has a total of 100,000 options issued under the plan. During the twelve months ended December 31, 2015 and 2014 the Company issued -0- and -0- warrants, respectively.

OMNITEK ENGINEERING CORP
Notes to the Financial Statements
December 31, 2015 and 2014

NOTE 9 – STOCKHOLDERS' EQUITY (Continued)

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. When determining expected volatility, the Company considers the historical performance of the Company's stock, as well as implied volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options' expected term. The expected term of the options is based on the Company's evaluation of option holders' exercise patterns and represents the period of time that options are expected to remain unexercised. The Company uses historical data to estimate the timing and amount of forfeitures. In applying the Black-Scholes options pricing model to the option and warrant grants, the fair value of our share-based awards granted were estimated using the following assumptions: risk-free rate – 1.89 percent; expected life – seven years; expected dividend yield – 0.00; expected volatility – 75.60 percent.

A summary of the status of the options and warrants granted at December 31, 2015 and December 31, 2014 and changes during the years then ended is presented below:

	December 31,		December 31,
	2015		2014
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,515,313	$3.56	6,250,313	$2.30
Granted	225,000	.85	115,000	1.95
Exercised	-	-	(220,000)	.40
Expired or cancelled	-	-	(2,630,000)	.77
Outstanding at end of year	3,740,313	3.38	3,515,313	3.56
Exercisable	3,414,063	$3.52	3,199,896	$3.67

A summary of the status of the options and warrants outstanding at December 31, 2015 is presented below:

Range of Exercise Prices		Weighted-Average Remaining Contractual Life
	Number Outstanding		Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	175,000	6.74 years	79,167	$0.85
$1.01-2.00	215,000	3.39 years	180,000	1.42
$2.01-3.00	625,000	4.15 years	429,583	2.53
$3.01-4.00	2,725,313	0.52 years	2,725,313	3.88

$1.01-4.00	3,740,313	2.31 years	3,414,063	$3.51

OMNITEK ENGINEERING CORP
Notes to the Financial Statements
December 31, 2015 and 2014

NOTE 9 – STOCKHOLDERS' EQUITY (Continued)

A summary of the status of the options and warrants outstanding at December 31, 2014 is presented below:

Range of Exercise Prices		Weighted-Average Remaining Contractual Life
	Number Outstanding		Number Exercisable	Weighted-Average Exercise Price

$1.01-2.00	165,000	3.76 years	145,000	$3.62
$2.01-3.00	630,000	4.89 years	334,583	4.76
$3.01-4.00	2,720,313	2.27 years	2,720,313	2.27

$1.01-4.00	3,515,313	2.81 years	3,199,896	$2.59

NOTE 10 – INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2015 and 2014 consists of the following:

	December 31,	December 31,
	2015	2014
Federal
Current	$-	$-
Deferred	-	-
State
Current	800	800
Deferred	-	-
	$800	$800

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryover	$5,805,378	$5,348,732
Depreciation	(117,272)	(105,327)
Research and development carry forward	136,465	136,465
Related party accruals	130,538	130,538
Inventory reserve	240,067	244,063
Allowance for doubtful accounts	33,605	33,605
Accrued compensation	85,913	51,957
Deferred rent	(6,128)	-
Deferred tax liabilities:
Valuation allowance	(6,308,566)	(5,840,033)
Net deferred tax asset	$-	$-

OMNITEK ENGINEERING CORP
Notes to the Financial Statements
December 31, 2015 and 2014

NOTE 10 – INCOME TAXES (Continued)

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2015 and 2014 due to the following:

	December 31,	December 31,
	2015	2014
Book loss	$(392,774)	$(713,243)
Meals and entertainment	299	240
State tax deduction	-	312
Deferred rent	6,128	-
Stock/Options for services	88,273	130,935
Depreciation	11,945	19,491
Accrued compensation	(33,956)	34,215
Inventory reserve	3,996	1,541
Valuation allowance	786,445	1,033,692
Net operating loss carryover	(469,556)	(506,383)
Income Tax Expense	$800	$800

At December 31, 2015, the Company had net operating loss carry forwards of approximately $5,805,378 through 2034.  No tax benefit has been reported in the December 31, 2015 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 11 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.  There are no material subsequent events to report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, using criteria established in the Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that assessment, management identified a material weakness in internal control over financial reporting as of December 31, 2015 as further described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of our assessment, we have identified the following control deficiencies that represent material weaknesses as of December 31, 2015:

(1) Lack of an independent audit committee or audit committee financial expert. Although our board of directors serves as the audit committee it has no independent directors These factors are counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

(2) Lack of proper segregation of duties; and

(3) We have determined there is a deficiency with regard to the lack of a complete backup process for our electronic financial information and inventory systems. There is limited stored backup offsite or in a media safe, and as such, there are no regularly run test restorations of said financial information.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Identification of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director

Werner Funk	57	President, CEO, Secretary and Director	One Year	May 2001 to Present

Richard Miller	55	Chief Financial Officer	N/A	N/A

Janice M. Quigley	68	Vice President and Director	One Year	August 2003 to Present

George G. Chachas	53	Director	One Year	August 2012 to Present

Gary S. Maier	62	Director	One Year	August 2012 to Present

John M. Palumbo	60	Director	One Year	October 2013 to Present

All of the Company's directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than Mr. Funk and Mr. Miller.

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

Richard Miller – Mr. Miller has more than 16 years of financial management and accounting experience.  Prior to joining Omnitek, he served since 2010 as the controller for American Rim Supply, Inc., a privately held company based in Carlsbad, California. From 2006 to 2009 Mr. Miller served as assistant controller for Crestone Group, LLC, a Carlsbad-based commercial bakery with five manufacturing facilities. Earlier in his career from 2001 to 2006, he was a tax manager with J.H. Cohn, LLP, a regional full-service accounting firm headquartered in New Jersey.  Mr. Miller is a certified public accountant and double majored in communications and psychology, earning a Bachelor of Arts degree with honors from the University of California, Los Angeles.

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

Gary S. Maier – Mr. Maier was appointed as a Director of the Company on August 3, 2012, and is an investor relations veteran with more than 25 years of industry experience.  Prior to establishing Maier & Company, Inc. in 2003, he was a principal of another Los Angeles-based investor relations firm.  He has counseled diverse clients ranging in size from multi-billion dollar organizations to emerging growth public and private companies across the country.  His career includes positions with an international public relations firm and a proxy solicitation firm offering investor relations services, both based in New York, as well as a Chicago-based financial relations agency. He is a long-time member of the National Investor Relations Institute.  His experience also includes local and national political campaigns – including serving as the Illinois deputy press secretary for Walter Mondale's 1984 presidential campaign. Maier served as a board member for 18 years, including a term as president, of Veterans Park Conservancy, a non-profit community public/private partnership dedicated to the enhancement and preservation of four hundred acres of federal land to honor our nation's veterans.  He served for several years on the board of Southern California's Colony Theater Company. Maier holds bachelor and master of philosophy degrees from Ohio University and completed course work toward a Ph.D. in philosophy at DePaul University.  He served on the adjunct faculties of DePaul and Loyola University in Chicago and is a graduate of New York University's Graduate School of Business Administration's Careers in Business program.

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

Promoters and Control Persons

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Omnitek's executive officers, directors and persons who own more than ten percent of the Omnitek's Common Stock, to file initial reports of beneficial ownership on Form 3, changes in beneficial ownership on Form 4 and an annual statement of beneficial ownership on Form 5, with the SEC.  Such executive officers, directors and greater than ten percent shareholders are required by SEC rules to furnish Omnitek with copies of all such forms that they have filed.

Based solely on its review of the copies of such forms filed with the SEC electronically, received by Omnitek and representations from certain reporting persons, Omnitek believes that for the fiscal year ended December 31, 2015, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

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

The description of the Code of Ethics contained in this report is qualified in its entirety by reference to the full text of the Code of Ethics filed as Exhibit 14.01 to that certain Current Report on Form 8-K filed August 7, 2012.  The Code of Ethics shall be available on Omnitek's website at www.omnitekcorp.com

Audit Committee and Audit Committee Financial Expert

Our board of directors is comprised of five directors, three of which are outside independent directors and make up the audit committee.  John M. Palumbo, considered an audit committee financial expert, chairs our audit committee.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2015 and 2014 (collectively, the "Named Executive Officers"):

Name and Principal Position	Year Ended Dec. 31	Salary ($)		Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
(a)	(b)	(c)		(e)	(f)	(g)	(i)(1)	(j)
Werner Funk	2015	$133,654	(3)	-	$84,741	-	$-	$218,395
CEO, President,	2014	$174,640	(3)	-	$84,741	-	$59,077	$318,458
and Secretary

Janice M. Quigley	2015	$10,000		-	$22,086	-	$5,625	$15,625
Director and VP	2014	$32,500		-	$22,086	-	$32,500	$87,086

Richard Miller(2)	2015	$31,442		-	$3,245	-	$-	$34,687
CFO	2014	$-		-	$-	-	$-	$-

(1)  These amounts represent previously accrued unpaid salary owed from prior fiscal years.
(2) On July 27, 2015, Richard Miller was appointed to the Chief Financial Officer position.
(3) In 2015, Mr. Funk was to receive his base salary of $203,846 according to his employment agreement with the Company. Mr. Funk actually received $133,654 deferring $70,192 of his 2015 salary. In 2014, Mr. Funk was to receive his base salary of $179,166 according to his employment agreement with the Company. Mr. Funk actually received $174,640, deferring $4,526 of his 2014 salary.

Narrative Disclosure to Summary Compensation Table

On July 26, 2012, Omnitek entered into an Employment Agreement with, and to continue the employment of, Werner Funk, the President and CEO of the Company.  The term of Employment Agreement began on November 1, 2012, (the "Effective Date") and shall continue for a period of five years until October 31, 2017, unless terminated earlier pursuant to other provisions of the Agreement.  During the Employment Period, Omnitek agrees to pay Mr. Funk a Base Salary as follows:

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

On July 26, 2012, Omnitek also entered into an Employment Agreement with, and to continue the employment of, Janice M. Quigley, the Vice President and Chief Financial Officer of the Company.  The term of Employment Agreement began on November 1, 2012, (the "Effective Date") and shall continue for a period of two years until October 31, 2014, unless terminated earlier pursuant to other provisions of the Agreement.  During the Employment Period, Omnitek to pay Mrs. Quigley a Base Salary of $60,000 per year.  On August 17, 2013, Janice M. Quigley resigned as the Chief Financial Officer, however she remains a Vice President.

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

On November 3, 2015, Omnitek entered into an Employment Agreement with Richard Miller, the Chief Financial Officer of the Company.  The term of Employment Agreement began on November 3, 2015, (the "Effective Date") and shall continue for a period of four years until November 2, 2019, unless terminated earlier pursuant to other provisions of the Agreement.  During the Employment Period, Omnitek agrees to pay Mr. Miller a Base Salary of $85,000 per year.

In addition, Omnitek granted Mr. Miller a Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 100,000 shares of common stock, at an exercise price of $0.71 per share representing 110% of the average of the closing price of the common stock as reported on the OTCBB for the prior 15 trading day periods. One-forty eight (1/48) of the total number of shares subject to the Option shall vest and become exercisable at the end of each month following the Date of Grant the same day of each month as the Date of Grant, so that all shares subject to the Options will be fully vested on the fourth anniversary of the Date of Grant.  The Options will be exercisable for a period of seven years from the Effective Date.

Copies of Mr. Funk and Mrs. Quigley's Employment Agreements were filed as Exhibit 10.01 and 10.02 on Form 8-K dated August 1, 2012.  A copy of Mr. Millers Employment Agreement is attached hereto as Exhibit 10.01.  The foregoing descriptions of the Employment Agreements are qualified in its entirety by reference to the full text of such agreements.

No Named Executive Officer exercised any options or SARs during the last completed fiscal year or owned any unexercised options or SARs at the end of the fiscal year.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers acts or will act on behalf of or at the direction of any other person.

Compensation of Directors

There was no compensation paid to any director who was a Named Executive Officer during the year ended December 31, 2015, other than that provided for attendance at meetings.   The three outside independent directors received each, a non-qualified stock option grant to purchase twenty-five thousand (25,000) shares of Omnitek's common stock at an exercise price of $0.85 per share on August 4, 2015.  Such Options shall be exercisable for a period of seven years.  The Option shall vest and be exercisable immediately.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2015

The following table provides information for the named executive officers on stock option holdings as of the end of 2015.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Werner Funk	253,333	0	146,667	$2.56	10/31/2019

Janice M. Quigley	50,000	0	0	$2.56	10/31/2019

Richard Miller	4,170	0	95,830	$0.71	11/2/2022

On September 1, 2006, the Board of Directors adopted the Omnitek Engineering Corp. 2006 Long-term Incentive Plan (the "2006 Plan"), under which 1,000,000 shares of Omnitek's Common Stock were reserved for issuance by Omnitek to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to Omnitek.  The 2006 Plan was administered by a committee comprised of the Board of Directors of Omnitek or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.  On November 30, 2007, the Board of Directors authorized the increase of shares available under the 2006 Plan to 10,000,000 post-split adjusted shares.  All shares underlying the 2006 Plan have now expired.

On August 3, 2011, the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the "2011 Plan"), under which 1,000,000 shares of Omnitek's Common Stock were reserved for issuance by Omnitek's to attract and retain employees and directors of Omnitek and to provide such persons with incentives and awards for superior performance and providing services to Omnitek.  The 2011 Plan is administered by a committee comprised of the Board of Directors of Omnitek or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long-term Incentive Plan (the "2015 Plan"), under which 2,500,000 shares of Company's Common Stock were reserved for issuance by the company to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to the Company. The 2015 Plan is administered by a committee comprised of the Board of Directors of Omnitek or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the amount and nature of beneficial ownership of any class of Omnitek's voting securities of any person known to Omnitek to be the beneficial owner of more than five percent, as of the close of business on December 31, 2015.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust UDT 9/25/07 1333 Keystone Way, Suite 101 Vista, CA 92081	8,611,465(1) (2)	43.1%

Common Stock	Garber Family Trust DTD 02/13/02 1732 Emerald Isle Way Oxnard, CA 93035	1,044,655(3)	5.2%

Common Stock	Randall B. Garber 18351 Kenyon Avenue Lakeville, MN 55044	1,044,655	5.2%

Common Stock	Linda J. Francis Revocable Trust DTD 11/26/96 Meadowcreek Lane Copley, OH 44321	1,044,655(4)	5.2%
(1)   This amount includes currently vested options to purchase 253,333 shares of Common Stock.
(2)      Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.
(3)   The Trustee(s) of the Garber Family Trust DTD 02/13/02, has sole voting and dispositive power as to all of the shares.
(4)   The Trustee(s) of the Linda J. Francis Revocable Trust DTD 11/26/96, has sole voting and dispositive power as to all of the shares.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of Omnitek's voting securities of all of Omnitek's current directors and executive officers, as of the close of business on December 31, 2015.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust UDT 9/25/07 1333 Keystone Way Suite 101 Vista, CA 92081	8,611,465 (1) (2)	43.1%

Common Stock	Richard Miller 1333 Keystone Way Suite 101 Vista, CA 92081	4,170(3)	0.0%

Common Stock	Janice M. Quigley 1333 Keystone Way Suite 101 Vista, CA 92081	225,000(4)	1.1%

Common Stock	George G. Chachas 11682 El Camino Real Suite 100 San Diego, CA 92130	173,027(5)	0.9%

Common Stock	Gary S. Maier 815 Moraga Drive Suite 306 Los Angeles, CA 90049	144,500(6)	0.7%

Common Stock	John M. Palumbo 8905 Rex Road Pico Rivera, CA 90660	75,500(7)	0.4%

Common Stock	Directors and Executive Officers as a Group (6 persons)	9,233,662	46.2%

(1) This amount includes currently vested options to purchase 253,333 shares of Common Stock.
(2)  Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.
(3) This amount includes currently vested options to purchase 4,170 shares of Common Stock.
(4)  This amount includes currently vested options to purchase 50,000 shares of Common Stock.
(5) This amount includes currently vested options to purchase 100,000 shares of Common Stock; warrants to purchase 29,527 shares of Common Stock, and 43,000 shares of Common Stock held in the name of Tuva Co., LLC, over which Mr. Chachas has sole voting power.
(6) This amount includes currently vested options to purchase 100,000 shares of Common Stock and a warrant to purchase 20,000 shares of stock.
(7) This amount includes currently vested options to purchase 75,000 shares of Common Stock.

Changes in Control

To the best of Omnitek's knowledge there are no present arrangements or pledges of Omnitek's securities, which may result in a change in control.

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

Richard Miller is the Chief Financial Officer of Omnitek and is a shareholder.  He also serves as the controller of Nology Engineering, Inc.

Omnitek has not been a party to any transactions between persons who were executive officers, directors, or principal stockholders of our corporation during the fiscal years ended December 31, 2015 and 2014.

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

Director Independence

The Board has determined that three of Omnitek's Directors have met the independence requirements based upon the application of objective categorical standards adopted by the Board.  In making a determination regarding a Director's independence, the Board considers all relevant facts and circumstances, including the Director's commercial, banking, consulting, legal, accounting, charitable and familial relationships and such other criteria as the Board may determine from time to time.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2015, we incurred approximately $28,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2015.

During the fiscal year ended December 31, 2014, we incurred approximately $25,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2014.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $1,850 and $1,250, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV.

ITEM 15.           EXHIBITS

(a)           Financial Statements.

(i)           The Balance Sheet of Omnitek Engineering Corp. as of December 31, 2015 and 2014, the Statements of Operations for the years ended December 31, 2015 and 2014, the Statements Stockholders' Equity (Deficit) from December 31, 2012 to December 31, 2015, and of Cash Flows for the years ended December 31, 2015 and 2014, and together with the notes thereto and the reports of Sadler, Gibb & Associates, LLC thereon appear in Item 8 and are included in this report.

(b)           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
10.01	Employment Agreement – Richard Miller
31.01	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a), filed herewith
32.01	Certification Pursuant to Section 1350 of Title 18 of the United States Code, filed herewith

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

Omnitek Engineering Corp.
Dated: March 30, 2016
By: Werner Funk
Its: President and Secretary,
CEO and Principal Executive Officer

Dated: March 30, 2016	/s/ Richard Miller
By: Richard Miller
Its: Chief Financial Officer
and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 30, 2016
Werner Funk, Director

Dated: March 30, 2016	/s/ Janice M. Quigley
___________________________
Janice M. Quigley, Director

Dated: March 30, 2016	/s/ George G. Chachas
___________________________
George G. Chachas, Director

Dated: March 30, 2016	/s/ Gary S. Maier
___________________________
Gary Maier, Director

Dated: March 30, 2016	/s/ John M. Palumbo
___________________________
John M. Palumbo, Director