Form 10-Q
period 2016-03-31
Omnitek Engineering Corp
filed 2016-05-16
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: MARCH 31, 2016

Commission File Number     000-53955

OMNITEK ENGINEERING CORP.
 (Exact name of Registrant as specified in its charter)

California	33-0984450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1333 Keystone Way, #101, Vista, California 92081
 (Address of principal executive offices, Zip Code)

(760) 591-0089
 (Registrant's telephone number, including area code)

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

As of May 16, 2016, the Registrant had 19,981,082 shares of its no par value Common Stock outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets

ASSETS

	March 31,	December 31,
	2016	2015
	(unaudited)
CURRENT ASSETS
Cash	$38,088	$105,846
Accounts receivable, net	73,338	30,835
Accounts receivable - related parties	22,395	17,257
Inventory, net	2,051,526	2,107,463
Prepaid expense	18,917	6,050
Deposits	18,045	19,745
Total Current Assets	2,222,309	2,287,196

FIXED ASSETS, net	51,851	59,151

OTHER ASSETS
Intellectual property, net	94	281
Other noncurrent assets	14,280	14,280
Total Other Assets	14,374	14,561

TOTAL ASSETS	$2,288,534	$2,360,908

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$206,276	$145,207
Accrued management compensation	219,740	189,163
Accounts payable - related parties	7,381	7,591
Customer deposits	227,185	230,349
Total Current Liabilities	660,582	572,310

Total Liabilities	660,582	572,310

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized;
no par value; 19,981,082 shares
issued and outstanding	8,291,411	8,291,411
Additional paid-in capital	11,382,698	11,346,599
Accumulated deficit	(18,046,157)	(17,849,412)
Total Stockholders' Equity	1,627,952	1,788,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,288,534	$2,360,908

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015

REVENUES	$334,443	$428,808
REVENUES, related parties	5,139	21,892
COST OF GOODS SOLD	172,178	251,645
GROSS MARGIN	167,404	199,055

OPERATING EXPENSES
General and administrative	312,795	351,052
Research and development	47,407	76,584
Depreciation and amortization	7,487	7,790

Total Operating Expenses	367,689	435,426

LOSS FROM OPERATIONS	(200,285)	(236,371)

OTHER INCOME (EXPENSE)
Interest income	-	9
Interest expense	(690)	-
Other income	4,230	-

Total Other Income (Expense)	3,540	9

LOSS BEFORE INCOME TAXES	(196,745)	(236,362)
INCOME TAX EXPENSE	-	800

NET LOSS	$(196,745)	$(237,162)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	19,981,082	19,980,632

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(196,745)	$(237,162)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	7,487	7,790
Options and warrants granted	36,099	33,603
Common stock issued for services	-	1,500
Changes in operating assets and liabilities:
Accounts receivable	(42,503)	(49,741)
Accounts receivable–related parties	(5,138)	1,427
Deposits	1,700	52,375
Prepaid Expense	(12,867)	(1,850)
Inventory	55,938	33,162
Accounts payable and accrued expenses	61,068	30,766
Customer deposits	(3,164)	52,444
Accounts payable-related parties	(210)	3,614
Accrued management compensation	30,577	6,202
Net Cash Used in Operating Activities	(67,758)	(65,870)

INVESTING ACTIVITIES
	-	-
	-	-
	-	-

FINANCING ACTIVITIES
	-	-
	-	-

NET DECREASE IN CASH	(67,758)	(65,870)
CASH AT BEGINNING OF YEAR	105,846	498,782

CASH AT END OF PERIOD	$38,088	$432,912

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$690	$-
Income taxes	$-	$800

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
March 31, 2016
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had nor is expected to have a material impact on the Company's financial position, or statements.

Inventory

Inventory is stated at the lower of cost or market.  The Company's inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	March 31,	December 31,
Location : Vista, CA	2016	2015
Raw materials	$1,107,383	$1,093,890
Finished goods	1,193,659	1,263,089
Allowance for obsolete inventory	(249,516)	(249,516)
Total	$2,051,526	$2,107,463

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $-0-, for the three month periods ended March 31, 2016 and March 31, 2015, respectively.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
March 31, 2016
(unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at March 31, 2016 and December 31, 2015 consisted of the following:

	March 31,	December 31,
	2016	2015
Production equipment	$61,960	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(93,480)	(86,180)
Total	$51,851	$59,151

Depreciation expense for the three month periods ended March 31, 2016 and March 31, 2015 was $7,300 and $7,391, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had -0- stock options and warrants that would have been included in the fully diluted earnings per share as of March 31, 2016 and December 31, 2015.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2016 and December 31, 2015 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
March 31, 2016
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties
The Company holds a non-controlling interest in various distributors in exchange for use of the Company's name and logo. As of December 31, 2015, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of March 31, 2016 and December 31, 2015, the Company was owed $22,395 and $17,257, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties
The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of March 31, 2016 and December 31, 2015, the Company owed related parties for such expenses, goods and services in the amounts of $7,381 and $7,591, respectively.

Accrued Management Expenses
For the periods ended March 31, 2016 and December 31, 2015, the Company's president and vice president were due amounts for services performed for the Company.  As of March 31, 2016 and December 31, 2015 the accrued management fees consisted of the following:

	March 31,	December 31,
	2016	2015
Amounts due to the president	$171,796	$148,719
Amounts due to the vice president	47,944	40,444
Total	$219,740	$189,163

NOTE 4 - STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2016 and 2015, the Company granted -0- and -0- options for services, respectively. During the three months ended March 31, 2016 and 2015, the Company recognized expense of $36,099 and $33,603, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $194,616.

In April 2007, the Company's shareholders approved its 2006 Long-Term Incentive Plan ("the 2006 Plan").   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of December 31, 2014 the remaining 2,590,000 options previously issued under the plan expired. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the "2011 Plan"), under which 1,000,000 shares of Company's Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2016 the Company has a total of 915,000 options issued under the plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the "2015 Plan"), under which 2,500,000 shares of the Company's Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2016 the Company has a total of 100,000 options issued under the plan. During the three months ended March 31, 2016 and 2015 the Company issued -0- and -0- warrants, respectively.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
March 31, 2016
(unaudited)

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

A summary of the status of the options and warrants granted at March 31, 2016 and December 31, 2015 and changes during the periods then ended is presented below:

	March 31,		December 31,
	2016		2015
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,740,313	$3.38	3,515,313	$3.56
Granted	-	-	225,000	.85
Exercised	-	-	-	-
Expired or cancelled	(100,000)	-	-	-
Outstanding at end of period	3,640,313	3.40	3,740,313	3.38
Exercisable	3,389,063	$3.52	3,414,063	$3.52

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	175,000	6.49 years	85,417	0.83
$1.00-1.99	215,000	2.88 years	180,000	1.44
$2.00-2.99	530,000	3.49 years	403,333	2.51
$3.00-3.99	2,720,313	1.02 years	2,720,313	3.88

$0.01-3.99	3,640,313	1.75 years	3,389,063	$3.51

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
March 31, 2016
(unaudited)

NOTE 5 - SUBSEQUENT EVENTS

Effective April 15, 2016, the Company's Board of Directors consented to the Company's decision to grant non-qualified stock options pursuant to the 2015 Long-Term Incentive Plan as follows: 470,000 options to its President/CEO in exchange for $100,000 of deferred salary and 50,000 stock options each to the Company's Vice President, Chief Financial Officer and three independent directors for past and continued services to the Company. Said options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

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

Results of Operations

For the three months ended March 31, 2016 and 2015

Revenues were $339,582 for the three months ended March 31, 2016 compared with $450,700 for the three months ended March 31, 2015, a decrease of $111,118, or 25%, primarily due to year-over-year differences in product mix between filters and conversion sets.

Cost of sales was $172,178 for the three months ended March 31, 2016 compared with $251,645 for the three months ended March 31, 2015, a decrease of $79,467 or 32%. Our gross margin was 49% for the three months ended March 31, 2016 compared with 44% in the same period in 2015 primarily due to year-over-year differences in product mix between filters and conversion sets.

Operating expenses for the three months ended March 31, 2016 were $367,689 compared with $435,426 in the same period in 2015, a decrease of $67,737 or 16%. General and administrative expense for the three months ended March 31, 2016 was $312,795 as compared with $351,052 for the three months ended March 31, 2015. Major components of general and administrative expenses for the three months ended March 31, 2016 were professional fees of $31,385, rent expense of $27,736, and salary and wages of $119,286. This compares to professional fees of $36,543, rent expense of $29,330 and salaries and wages of $136,245 for the three months ended March 31, 2015.  For the three months ended March 31, 2016 research and development outlays decreased to $47,407 compared with $76,584 for the three months ended March 31, 2015, primarily due to a reduction in active research and development projects.

Our net loss for the three months ended March 31, 2016 was $196,745, or $0.01 per weighted average common share, compared with a net loss of $237,162, or $0.01 per weighted average common share, for the three months ended March 31, 2015. The decreased loss was the result of decreased expenses as noted above, offset partially by decreased revenues.

Results for the three months ended March 31, 2016 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $36,099 and depreciation and amortization of $7,487.  For the three month period a year earlier non-cash expenses include options and warrants granted in the amount of $33,603 and depreciation and amortization of $7,790.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At March 31, 2016 our current liabilities totaled $660,582 and our current assets totaled $2,222,309, resulting in positive working capital of $1,561,727 and a current ratio of 3.36.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $18,046,157 at March 31, 2016, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to, and has no effect on, our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $67,758 for the three months ended March 31, 2016 compared with a negative cash flow of $65,870 during the three months ended March 31, 2015.

Included in the operating loss of $196,745 for the three months ended March 31, 2016 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $36,099 and depreciation and amortization of $7,487.  Excluding these non-cash amounts, our adjusted EBITDA for the three months ended March 31, 2016 is a loss of $153,159.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Accounting Method and Use of Estimates

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

Inventory

Inventory is stated at the lower of cost or market. The Company's inventory consists of finished goods and raw material. The Company identifies items in its inventory that have not been sold in a timely manner. Accordingly, the Company has established an allowance for the cost of such obsolete inventory.

Long-lived assets

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2016.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to the period covered by this report, on April 15, 2016, pursuant to the agreement Werner Funk, the President and CEO of the Company, and in consideration of the exchange and cancellation of $100,000 of deferred salary owing by the Company to Mr. Funk, the Company granted to Mr. Funk a non-qualified stock option to purchase 470,000 shares of common stock, at an exercise price of $0.286 representing 110% of the closing price of the Company's common stock as of April 15, 2016.  Such Option shall be exercisable for a period of seven years.  The Option shall vest and be exercisable immediately.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.  As the President and CEO of the Company, Mr. Funk was intimately acquainted with the Company's business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Subsequent to the period covered by this report, on April 15, 2016, the Company granted to each of Janice Quigley, Vice President and Richard Miller, Chief Financial Officer, a non-qualified stock option to purchase 50,000 shares of common stock, at an exercise price of $0.286 representing 110% of the closing price of the Company's common stock as of April 15, 2016. Such Options shall be exercisable for a period of seven years.  The Option shall vest and be exercisable immediately.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company's business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Subsequent to the period covered by this report, on April 15, 2016, the Company granted to each of John M. Palumbo, Gary S. Maier and George G. Chachas, the three outside directors, a non-qualified stock option to purchase 50,000 shares of the Company's common stock at an exercise price of $0.26 per share representing 100% of the closing price of the Company's common stock as of April 15, 2016. Such Options shall be exercisable for a period of seven years.  The Option shall vest and be exercisable immediately.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company's business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of March 31, 2016 and the audited balance sheet as of December 31, 2015, the condensed unaudited Statements of Operations for the three months periods ended March 31, 2016 and 2015, and the condensed unaudited Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)	Previously filed on Form on Form 10 on April 27, 2010
(2)	Previously filed on Form 8-K on August 2, 2012
(3)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: May 16, 2016
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: May 16, 2016	/s/ Richard Miller
By: Richard Miller
Its: Chief Financial Officer Principal Financial Officer