Form 10-Q
period 2016-06-30
Omnitek Engineering Corp
filed 2016-08-15
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: JUNE 30, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 15, 2016, the Registrant had 20,281,082 shares of its no par value Common Stock outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets

ASSETS

	June 30,	December 31,
	2016	2015
	(unaudited)
CURRENT ASSETS
Cash	$27,125	$105,846
Accounts receivable, net	39,965	30,835
Accounts receivable - related parties	13,057	17,257
Inventory, net	2,070,107	2,107,463
Prepaid expense	5,324	6,050
Deposits	19,145	19,745

Total Current Assets	2,174,723	2,287,196

FIXED ASSETS, net	44,969	59,151

OTHER ASSETS
Intellectual property, net	-	281
Other noncurrent assets	14,280	14,280

Total Other Assets	14,280	14,561

TOTAL ASSETS	$2,233,972	$2,360,908

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$226,239	$145,207
Accrued management compensation	155,413	189,163
Accounts payable - related parties	8,152	7,591
Customer deposits	227,185	230,349

Total Current Liabilities	616,989	572,310

Total Liabilities	616,989	572,310

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
20,231,082 and 19,981,082 shares issued and outstanding,
respectively	8,391,411	8,291,411
Additional paid-in capital	11,564,667	11,346,599
Accumulated deficit	(18,339,095)	(17,849,412)

Total Stockholders' Equity	1,616,983	1,788,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,233,972	$2,360,908

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30	June 30	June 30	June 30
	2016	2015	2016	2015

REVENUES	$247,177	$576,366	$576,223	$1,027,066
REVENUES, related parties	5,139	14,819	15,676	14,819
COST OF GOODS SOLD	148,316	269,003	320,493	520,648
GROSS MARGIN	104,000	322,182	271,406	521,237

OPERATING EXPENSES

General and administrative	341,461	396,841	654,257	747,893
Research and development	46,897	89,655	94,303	166,239
Depreciation and amortization	6,976	7,734	14,463	15,524

Total Operating Expenses	395,334	494,230	763,023	929,656

LOSS FROM OPERATIONS	(291,334)	(172,048)	(491,617)	(408,419)

OTHER INCOME (EXPENSE)

Other income	1,144	3,934	5,374	3,934
Interest expense	(1,949)	(172)	(2,640)	(172)
Interest income	-	6	-	15

Total Other Income (Expense)	(805)	3,768	2,734	3,777

LOSS BEFORE INCOME TAXES	(292,139)	(168,280)	(488,883)	(404,642)
INCOME TAX EXPENSE	800	-	800	800

NET LOSS	$(292,939)	$(168,280)	$(489,683)	$(405,442)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
-BASIC AND DILUTED	20,030,533	19,981,082	20,005,807	19,980,858

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2016	2015
OPERATING ACTIVITIES
Net loss	$(489,683)	$(405,442)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization and depreciation expense	14,463	15,524
Options and warrants	118,068	87,089
Stock-based compensation	-	1,500
Changes in operating assets and liabilities:
Accounts receivable	(9,130)	(37,074)
Accounts receivable–related parties	4,200	(2,631)
Deposits	600	(37,986)
Prepaid expense	726	(1,850)
Inventory	37,356	117,922
Accounts payable and accrued expenses	81,032	26,658
Customer deposits	(3,164)	54,892
Accounts payable-related parties	561	3,496
Accrued management compensation	66,250	29,471

Net Cash Used in Operating Activities	(178,721)	(148,431)

INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from stock sale	100,000	-

Net Cash Provided by Financing Activities	100,000	-

NET DECREASE IN CASH	(78,721)	(148,431)
CASH AT BEGINNING OF YEAR	105,846	498,782

CASH AT END OF PERIOD	$27,125	$350,351

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$2,640	$-
Income taxes	$800	$800

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2016
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company's financial position, or statements.

Inventory

Inventory is stated at the lower of cost or market.  The Company's inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	June 30,	December 31,
Location : Vista, CA	2016	2015
Raw materials	$1,118,623	$1,093,890
Finished goods	1,201,000	1,263,089
Allowance for obsolete inventory	(249,516)	(249,516)
Total	$2,070,107	$2,107,463

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $-0-, for the periods ended June 30, 2016 and June 30, 2015, respectively.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2016
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at June 30, 2016 and December 31, 2015 consisted of the following:

	June 30,	December 31,
	2016	2015
Production equipment	$61,960	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(100,362)	(86,180)
Total	$44,969	$59,151

Depreciation expense for the six month periods ended June 30, 2016 and June 30, 2015 was $14,183 and $14,781, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 142,965 and -0- stock options and warrants that would have been included in the fully diluted earnings per share as of June 30, 2016 and December 31, 2015, respectively.

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2016 and December 31, 2015 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2016
(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties
The Company holds a non-controlling interest in various distributors in exchange for use of the Company's name and logo. As of December 31, 2015, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of June 30, 2016 and December 31, 2015, the Company was owed $13,057 and $17,257, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties
The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of June 30, 2016 and December 31, 2015, the Company owed related parties for such expenses, goods and services in the amounts of $8,152 and $7,591, respectively.

Accrued Management Expenses
For the periods ended June 30, 2016 and December 31, 2015, the Company's president and vice president were due amounts for services performed for the Company.  As of June 30, 2016 and December 31, 2015 the accrued management fees consisted of the following:

	June 30,	December 31,
	2016	2015
Amounts due to the president	$98,719	$148,719
Amounts due to the vice president	56,694	40,444
Total	$155,413	$189,163

NOTE 4 - STOCK OPTIONS AND WARRANTS

During the six months ended June 30, 2016 and 2015, the Company granted 250,000 and 50,000 options for services, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized expense of $118,068 and $87,089, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $162,097.

In April 2007, the Company's shareholders approved its 2006 Long-Term Incentive Plan ("the 2006 Plan").   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of December 31, 2014 the remaining 2,590,000 options previously issued under the plan expired. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the "2011 Plan"), under which 1,000,000 shares of Company's Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2016 the Company has a total of 915,000 options issued under the plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the "2015 Plan"), under which 2,500,000 shares of the Company's Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2016 the Company has a total of 820,000 options issued under the plan. During the six months ended June 30, 2016 and 2015 the Company issued -0- and -0- warrants, respectively.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2016
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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	June 30, 2016	June 30, 2015
Expected volatility	87%	74%
Expected dividends	0%	0%
Expected term	7 Years	5 Years
Risk-free interest rate	1.52%	1.58%

A summary of the status of the options and warrants granted at June 30, 2016 and December 31, 2015 and changes during the periods then ended is presented below:

	June 30,		December 31,
	2016		2015
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,740,313	$3.38	3,515,313	$3.56
Granted	720,000	0.28	225,000	0.85
Exercised	-	-	-	-
Expired or cancelled	(100,000)	2.74	-	-
Outstanding at end of period	4,360,313	2.88	3,740,313	3.38
Exercisable	4,160,313	$2.94	3,414,063	$3.52

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2016
(unaudited)

NOTE 4 - STOCK OPTIONS AND WARRANTS (CONTINUED)

	Number Outstanding		Number Exercisable	Weighted-Average Exercise Price
Range of Exercise Prices		Weighted-Average Remaining Contractual Life

$0.01-0.99	895,000	6.68 years	811,667	$0.34
$1.00-1.99	215,000	2.63 years	205,000	1.40
$2.00-2.99	530,000	3.24 years	423,333	2.51
$3.00-3.99	2,720,313	0.77 years	2,720,313	3.88

$0.01-3.99	4,360,313	2.38 years	4,160,313	$2.93

NOTE 5 – STOCKHOLDERS' EQUITY

On June 13, 2016 the Company sold, to an unrelated party, 250,000 shares of restricted common stock at a price of $0.40 per share for an aggegrate sales price of $100,000.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report.  There are no material subsequent events to report

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the three months ended June 30, 2016 and 2015

Revenues were $252,316 for the three months ended June 30, 2016 compared with $591,185 for the three months ended June 30, 2015, a decrease of $338,869, or 57%. The results for the quarter reflect the impact of the timing of orders between the completion of pilot programs and the ramp-up of fleet conversions on a larger scale.

Our cost of sales was $148,316 for the three months ended June 30, 2016 compared with $269,003 for the three months ended June 30, 2015, a decrease of $120,687. Our gross margin was 41% for the three months ended June 30, 2016 compared with 54% in the same period in 2015. The gross margin for the quarter was impacted by the product mix but is still consistent with management's target range.

Our operating expenses for the three months ended June 30, 2016 were $395,334 compared with $494,230 in the same period in 2015, a decrease of $98,896 or 20%. General and administrative expense for the three months ended June 30, 2016 was $341,461 as compared with $396,841 for the three months ended June 30, 2015. Major components of general and administrative expenses for the three months ended June 30, 2016 were professional fees of $20,593, rent expense of $20,317, and salary and wages of $122,076. This compares to professional fees of $23,244, rent expense of $45,653 and salaries and wages of $129,241 for the three months ended June 30, 2015.  For the three months ended June 30, 2016 research and development outlays were decreased to $46,897 compared with $89,655 for the three months ended June 30, 2015.

Our net loss for the three months ended June 30, 2016 was $292,939, or $0.01 per share, compared with a net loss of $168,280, or $0.01 per share, for the three months ended June 30, 2015. The increased loss was due primarily to the reduction in sales.

Results for the three months ended June 30, 2016 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $81,969 and depreciation and amortization of $6,976. For the three month period a year earlier, non-cash expenses for the value of options and warrants granted were $53,486, with depreciation and amortization of $7,734.

For the six months ended June 30, 2016 and 2015

Revenues decreased to $591,899 for the six months ended June 30, 2016 from $1,041,885 for the six months ended June 30, 2015, a decrease of $449,986 or 43%. The results for the period reflect the impact of the timing of orders between the completion of pilot programs and the ramp-up of fleet conversions on a larger scale.

Our cost of sales decreased to $320,493 for the six months ended June 30, 2016 from $520,648 for the six months ended June 30, 2015, a decrease of $200,155. Our gross margin was 46% for the six months ended June 30, 2016 compared to 50% in 2015. The gross margin for the period was impacted by the product mix but is still consistent with management's target range.

Our operating expenses for the six months ended June 30, 2016 were $763,023 compared to $929,656 in 2015, a decrease of $166,633 or 18%.  General and administrative expense for the six months ended June 30, 2016 was $654,257 as compared to $747,893 for the six months ended June 30, 2015.  The decrease is due primarily to lower travel expense of $10,345 for the six months ended June 30, 2016 as compared to $ $35,214 for the six months ended June 30, 2015, lower legal expense of $24,960 for the six months ended June 30, 2016 as compared to $36,937 for the six months ended June 30, 2015 and options expense of $ 118,068 for the six months ending June 30, 2016 as compared to $ 87,089 for the six months ended June 30, 2015.  Major components of general and administrative expenses for the six months ended June 30, 2016 were professional fees of $51,978, rent expense of $48,053 and salary and wages of $241,362. This compares to professional fees of $59,787, rent expense of $74,983, and salary and wages of $265,486 for the six months ended June 30, 2015. Research and development outlays were decreased to $94,303 for the six months ended June 30, 2016 compared to $166,239 for the six months ended June 30, 2015.

Our net loss for the six months ended June 30, 2016 was $489,683, or $0.02 per share, compared to a net loss of $405,442, or $0.02 per share, for the six months ended June 30, 2015. The increased loss was the result of reduced sales.

Results for the six months ended June 30, 2016 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $118,068 and depreciation and amortization of $14,463. For the six-month period a year earlier, non-cash expenses for the value of options and warrants granted were $87,089 and depreciation and amortization of $15,524.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At June 30, 2016, our current liabilities totaled $616,989 and our current assets totaled $2,174,723, resulting in positive working capital of $1,557,734 and a current ratio of 3.52.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $18,339,095 at June 30, 2016, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to, and has no effect on, our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $178,721 for the six months ended June 30, 2016 compared with a negative cash flow of $148,431 during the six months ended June 30, 2015.

Included in the net loss of $489,683 for the six months ended June 30, 2016 are non-cash expenses, which are not a drain on our capital resources. During the six months ended June 30, 2016, the non-cash expenses include the value of options and warrants granted in the amount of $118,068 and depreciation and amortization of $14,463. Excluding these non-cash amounts, our EBITDA for the six months ended June 30, 2016 would have been a loss of $357,152.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At June 30, 2016, the Company had net operating loss carry forwards of approximately $6,300,000 through 2034. No tax benefit has been reported in the June 30, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company's financial position, or statements.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2016.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On June 13, 2016, as previously reported on Form 8-K as filed with the Securities and Exchange Commission on June 17, 2016, the Company sold 250,000 shares of its restricted common stock for cash to unrelated accredited investor at a price of $0.40 per share, which resulted in aggregate gross proceeds to Company of $100,000. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Subsequent to the period covered by this report, on July 15, 2016, the Company issued 50,000 shares of its restricted common stock for consulting services, which shares were valued at a price of $0.40 per share. No underwriters were used. The securities were sold pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individual receiving the shares was intimately acquainted with the Company's business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2016 and the audited balance sheet as of December 31, 2015, the condensed unaudited Statements of Operations for the six months periods ended June 30, 2016 and 2015, and the condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2016 and 2015, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated By-Laws Adopted July 12, 2012 (2)
31.01	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (3)
31.02	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (3)
32.01	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited) ; (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)	Previously filed on Form on Form 10 on April 27, 2010
(2)	Previously filed on Form 8-K on August 2, 2012
(3)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: August 15, 2016
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: August 15, 2016	/s/ Richard L. Miller
By: Richard L. Miller
Its: Chief Financial Officer Principal Financial Officer