Form 10-Q
period 2016-09-30
Omnitek Engineering Corp
filed 2016-11-10
CIK 1404804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2016

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

As of November 7, 2016, the Registrant had 20,281,082 shares of its no par value Common Stock outstanding.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,805	$105,846
Accounts receivable, net	31,913	30,835
Accounts receivable - related parties	3,375	17,257
Inventory, net	1,995,384	2,107,463
Prepaid expense	5,324	6,050
Costs in excess of billings	21,242	-
Deposits	31,694	19,745

Total Current Assets	2,095,737	2,287,196

FIXED ASSETS, net	38,351	59,151

OTHER ASSETS
Intellectual property, net	-	281
Other noncurrent assets	-	14,280

Total Other Assets	-	14,561

TOTAL ASSETS	$2,134,088	$2,360,908

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$340,837	$145,207
Accrued management compensation	213,875	189,163
Accounts payable - related parties	10,519	7,591
Customer deposits	118,896	230,349

Total Current Liabilities	684,127	572,310

Total Liabilities	684,127	572,310

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value
20,281,082 and 19,981,082 shares issued and outstanding,
respectively	8,411,411	8,291,411
Additional paid-in capital	11,595,554	11,346,599
Accumulated deficit	(18,557,004)	(17,849,412)

Total Stockholders' Equity	1,449,961	1,788,598

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,134,088	$2,360,908
The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30	September 30	September 30	September 30
	2016	2015	2016	2015

REVENUES	$354,533	$426,296	$930,755	$1,453,362
REVENUES, related parties	517	11,882	16,193	26,701
COST OF GOODS SOLD	200,894	245,419	521,387	766,067
GROSS MARGIN	154,156	192,759	425,561	713,996

OPERATING EXPENSES

General and administrative	306,535	385,209	960,789	1,133,102
Research and development expense	57,402	71,962	151,706	238,201
Depreciation and amortization expense	6,617	7,526	21,081	23,050

Total Operating Expenses	370,554	464,697	1,133,576	1,394,353

LOSS FROM OPERATIONS	(216,398)	(271,938)	(708,015)	(680,357)

OTHER INCOME (EXPENSE)

Other income	200	-	5,574	3,934
Interest expense	(1,711)	(40)	(4,351)	(212)
Interest income	-	6	-	21

Total Other Income (Expense)	(1,511)	(34)	1,223	3,743

LOSS BEFORE INCOME TAXES	(217,909)	(271,972)	(706,792)	(676,614)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(217,909)	$(271,972)	$(707,592)	$(677,414)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.04)	$(0.03)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	20,273,473	19,981,082	20,095,681	19,980,934

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(707,592)	$(677,414)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	21,081	23,050
Fair value of options and warrants vested	148,955	176,895
Common stock issued for services	20,000	1,500
Changes in operating assets and liabilities:
Accounts receivable	(1,078)	6,303
Accounts receivable–related parties	13,882	(5,383)
Deposits	2,331	68,507
Prepaid Expense	726	(1,850)
Inventory	112,080	128,445
Costs in excess of billings	(21,242)	-
Accounts payable and accrued expenses	195,629	57,904
Customer deposits	(111,453)	(140,574)
Accounts payable-related parties	2,928	15,267
Accrued management compensation	124,712	54,279

Net Cash Used in Operating Activities	(199,041)	(293,071)

INVESTING ACTIVITIES

Net Cash Provided by Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from stock sale	100,000	-

Net Cash Provided by Financing Activities	100,000	-

NET DECREASE IN CASH	(99,041)	(293,071)
CASH AT BEGINNING OF YEAR	105,846	498,782

CASH AT END OF PERIOD	$6,805	$205,711

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$1,711	$-
Income taxes	$800	$800

 The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2016
(unaudited)

 NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

Costs in Excess of Billings

Costs in excess of billings represent unbilled amounts earned and reimbursable under contracts. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Generally, such unbilled amounts will be billed and collected over the next twelve months. Based on our historical experience, we generally consider the collection risk related to these amounts to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2016
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or market.  The Company's inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	September 30,	December 31,
Location : Vista, CA	2016	2015
Raw materials	$1,047,695	$1,093,890
Finished goods	1,197,205	1,263,089
Allowance for obsolete inventory	(249,516)	(249,516)
Total	$1,995,384	$2,107,463

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $-0-, for the periods ended September 30, 2016 and September 30, 2015, respectively.

Property and Equipment

Property and equipment at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Production equipment	$61,960	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(106,980)	(86,180)
Total	$38,351	$59,151

Depreciation expense for the nine month periods ended September 30, 2016 and September 30, 2015 was $20,800 and $22,173, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had -0- and -0- stock options and warrants that would have been included in the fully diluted earnings per share as of September 30, 2016 and December 31, 2015, respectively.

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

At the adoption date of November 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate if recognized. The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2016 and December 31, 2015 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

NOTE 3 – COSTS IN EXCESS OF BILLINGS

Costs in excess of billings at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30,	December 31,
	2016	2015
Cost incurred on uncompleted contracts	$84,820	$–
Estimated earnings	27,922	–
	112,742	–
Less billings to date	(91,500)	–
Costs in excess of billings	$21,242	$–

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2016
(unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties
The Company holds a non-controlling interest in various distributors in exchange for use of the Company's name and logo. As of December 31, 2015, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of September 30, 2016 and December 31, 2015, the Company was owed $3,375 and $17,257, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties
The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of September 30, 2016 and December 31, 2015, the Company owed related parties for such expenses, goods and services in the amounts of $10,519 and $7,591, respectively.

Accrued Management Expenses
For the periods ended September 30, 2016 and December 31, 2015, the Company's president and vice president were due amounts for services performed for the Company.  As of September 30, 2016 and December 31, 2015 the accrued management fees consisted of the following:

	September 30,	December 31,
	2016	2015
Amounts due to the president	$149,681	$148,719
Amounts due to the vice president	64,194	40,444
Total	$213,875	$189,163

NOTE 5 -  STOCK OPTIONS AND WARRANTS

During the nine months ended September 30, 2016 and 2015, the Company granted 250,000 and 125,000 options for services, respectively. During the nine months ended September 30, 2016 and 2015, the Company recognized expense of $148,955 and $176,895, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $131,209.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2016
(unaudited)

NOTE 5 -  STOCK OPTIONS AND WARRANTS (CONTINUED)

In April 2007, the Company's shareholders approved its 2006 Long-Term Incentive Plan ("the 2006 Plan").   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of December 31, 2014 the remaining 2,590,000 options previously issued under the plan expired. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the "2011 Plan"), under which 1,000,000 shares of Company's Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2016 the Company has a total of 915,000 options issued under the plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the "2015 Plan"), under which 2,500,000 shares of the Company's Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2016 the Company has a total of 820,000 options issued under the plan. During the nine months ended September 30, 2016 and 2015 the Company issued -0- and -0- warrants, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	September 30, 2016	September 30, 2015
Expected volatility	87%	76%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	1.52%	1.89%

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2016
(unaudited)

NOTE 5 -  STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of the options and warrants granted at September 30, 2016 and December 31, 2015 and changes during the periods then ended is presented below:

	September 30,		December 31,
	2016		2015
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,740,313	$3.38	3,515,313	$3.56
Granted	720,000	0.28	225,000	0.85
Exercised	-	-	-	-
Expired or cancelled	(100,000)	2.74	-	-
Outstanding at end of period	4,360,313	2.88	3,740,313	3.38
Exercisable	4,186,563	$2.94	3,414,063	$3.52

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	895,000	6.43 years	817,917	$0.34
$1.00-1.99	215,000	2.38 years	205,000	1.40
$2.00-2.99	530,000	2.99 years	443,333	2.51
$3.00-3.99	2,720,313	0.52 years	2,720,313	3.88

$0.01-3.99	4,360,313	2.13 years	4,186,563	$2.92

NOTE 6 – STOCKHOLDERS' EQUITY

On June 13, 2016 the Company sold, to an unrelated party, 250,000 shares of restricted common stock at a price of $0.40 per share for an aggegrate sales price of $100,000. On July 15, 2016, the Company issued, to an unrelated party, 50,000 shares of restricted common stock at a price of $0.40 per share for services rendered.

OMNITEK ENGINEERING CORP.
Notes to Condensed Financial Statements
June 30, 2016
(unaudited)

NOTE 7 – SUBSEQUENT EVENTS

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

Results of Operations

For the three months ended September 30, 2016 and 2015

Revenues were $355,050 for the three months ended September 30, 2016 compared with $438,178 for the three months ended September 30, 2015, a decrease of $83,128. The results for the period reflect the impact of the timing of shipments.

Cost of sales was $200,894 for the three months ended September 30, 2016 compared with $245,419 for the three months ended September 30, 2015, a decrease of $44,525. Our gross margin was 43% for the three months ended September 30, 2016 compared with 44% in the same period in 2015.

Operating expenses for the three months ended September 30, 2016 were $370,554 compared with $464,697 in the same period in 2015, a decrease of $94,143 or 20%. General and administrative expense for the three months ended September 30, 2016 was $306,535 compared with $385,209 for the three months ended September 30, 2015. The decrease was primarily due to options expense of $30,887 for the three months ended September 30, 2016 compared with $89,806 for the three months ended September 30, 2015.  Major components of general and administrative expenses for the three months ended September 30, 2016 were professional fees of $13,129, rent expense of $23,568, and salary and wages of $140,226. This compares to professional fees of $13,221, rent expense of $42,068 and salaries and wages of $122,106 for the three months ended September 30, 2015.  For the three months ended September 30, 2016 research and development outlays were decreased to $57,402 compared with $71,963 for the three months ended September 30, 2015. The decrease in outlays between the two periods was primarily due to a reduction in active research and development projects.

Our net loss for the three months ended September 30, 2016 was $217,909, or $0.01 per share, compared with a net loss of $271,972, or $0.01 per share, for the three months ended September 30, 2015.  Additionally, operating loss for the three months ended September 30, 2016 was $216,398 compared with $271,938 for the three months ended September 30, 2015.  The decreased operating loss was primarily due to lower options expense during the three months ended September 30, 2016 over the same period a year earlier.

Results for the three months ended September 30, 2016 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $30,887 and depreciation and amortization of $6,617.  For the three month period a year earlier non-cash expenses included options and warrants granted in the amount of $89,806 and depreciation and amortization of $7,526.

For the nine months ended September 30, 2016 and 2015

Revenues decreased to $946,948 for the nine months ended September 30, 2016 from $1,480,063 for the nine months ended September 30, 2015, a decrease of $533,115 or 36%. The results for the period reflect the impact of the timing of shipments.

Cost of sales decreased to $521,387 for the nine months ended September 30, 2016 from $766,067 for the nine months ended September 30, 2015, a decrease of $244,680. Our gross margin was 45% for the nine months ended September 30, 2016 compared with 48% in 2015. The reduction in gross margin was the result of the change in product mix between the two periods.

Our operating expenses for the nine months ended September 30, 2016 were $1,133,576 compared with $1,394,353 in 2015, a decrease of $260,777 or 19%.  General and administrative expense for the nine months ended September 30, 2016 was $960,789 compared with $1,133,102 for the nine months ended September 30, 2015.  The decrease was due primarily to options expense of $148,955 for the nine months ended September 30, 2016 compared with $176,895 for the nine months ended September 30, 2015 and travel expense of $12,002 for the nine months ended September 30, 2016 compared with $39,919 for the nine months ended September 30, 2015.  Major components of general and administrative expenses for the nine months ended September 30, 2016 were professional fees of $65,107, rent expense of $71,639 and salary and wages of $381,588. This compares to professional fees of $73,008, rent expense of $117,051, and salary and wages of $387,592 for the nine months ended September 30, 2015. Research and development outlays were decreased to $151,706 for the nine months ended September 30, 2016 compared with $238,201 for the nine months ended September 30, 2015.

Our net loss for the nine months ended September 30, 2016 was $707,592, or $0.04 per share, compared with a net loss of $677,414, or $0.03 per share, for the nine months ended September 30, 2015. Additionally, operating loss for the nine months ended September 30, 2016 was $708,015 compared with $680,357 for the nine months ended September 30, 2015.  The increased operating loss was primarily due to non-cash expenses and decreased revenues in the nine months ended September 30, 2016 over the same period a year earlier.

Results for the nine months ended September 30, 2016 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $148,955 and depreciation and amortization of $21,081. For the nine-month period a year earlier, non-cash expenses for the value of options and warrants granted were $176,895, depreciation and amortization of $23,050.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At September 30, 2016, our current liabilities totaled $684,127 and our current assets totaled $2,095,737, resulting in positive working capital of $1,411,610 and a current ratio of 3.06.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $18,557,004 at September 30, 2016, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $199,041 for the nine months ended September 30, 2016 compared with a negative cash flow of $293,071 during the nine months ended September 30, 2015.

Included in the operating loss of $707,592 for the nine months ended September 30, 2016 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $148,955 and depreciation and amortization of $21,081.  Excluding these non-cash amounts, our adjusted operating loss for the nine months ended September 30, 2016 is $537,556.

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

Costs in excess of billings

Costs in excess of billings represent unbilled amounts earned and reimbursable under contracts. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Generally, such unbilled amounts will be billed and collected over the next twelve months. Based on our historical experience, we generally consider the collection risk related to these amounts to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2016, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At September 30, 2016, the Company had net operating loss carry forwards of approximately $6,300,000 through 2034. No tax benefit has been reported in the September 30, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

1.  Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2016 and the audited balance sheet as of December 31, 2015, the condensed unaudited Statements of Operations for the three month and the nine month periods ended September 30, 2016 and 2015, and the condensed unaudited Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)	Previously filed on Form on Form 10 on April 27, 2010

(2)	Previously filed on Form 8-K on August 2, 2012

(3)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: November 10, 2016
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: November 10, 2016	/s/ Richard L. Miller
By: Richard L. Miller
Its: Chief Financial Officer Principal Financial Officer