Form 10-K
period 2016-12-31
Omnitek Engineering Corp
filed 2017-03-31
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  Yes ☐    No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐    No ☒

Issuer’s revenues for its most recent fiscal year: $1,308,100

The aggregate market value of the voting and non-voting common equity on June 30, 2016 held by non-affiliates of the registrant based on the price last sold on such date was approximately $4,083,548. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 31, 2017, there were 20,281,082 shares of the registrant’s Common Stock outstanding.

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

Unless otherwise noted, references in this report to the “Company,” “Omnitek,” “we,” “our,” or “us” means Omnitek Engineering Corp.

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

Financial Information

The audited financial statements for the fiscal year ended December 31, 2016 are attached hereto as Item 8 in this annual report.

Business of Issuer

Omnitek develops and sells proprietary diesel-to-natural gas engine conversion systems and complementary products, including new natural gas engines that utilize the Company’s technology. Omnitek products are available for stationary applications (generator sets), the global transportation industry, which includes light commercial vehicles, minibuses, heavy-duty trucks, municipal buses, as well as rail and marine applications. The technology can be used for compressed natural gas (“CNG”), liquefied natural gas (“LNG”), or renewable natural gas (“Biogas” or “RNG”).

The technology Omnitek has developed can be used to convert most diesel engines to be able to operate using natural gas at a cost lower than that required to purchase a new natural gas engine.

Engine conversions in the United States are subject to the U.S. Environmental Protection Agency (“EPA”) and California Air Resources Board (“CARB”) approvals. The cost for converting an engine ranges from $15,000 to $35,000, depending on the engine model, exclusive of the cost of the natural gas storage system and labor. Engine conversions in certain foreign countries may require less sophisticated emission control components, resulting in substantially reduced costs ranging from $3,000 to $15,000, depending on the engine model and application, again exclusive of the fuel storage system and labor. Recently we have seen a shift in demand for engine conversions, from domestic to international markets due primarily to low diesel prices in the USA. With the price disparity overseas between diesel and natural gas still a market driver, mostly as a result of higher taxes on diesel fuel, we anticipate most of our business to come from overseas markets in the foreseeable future. Additionally, we expect the 200-nation “Paris Agreement on Climate Change” and other local regulations designed to lower air pollution, to further increase demand for our technology, with foreign fleet conversions outpacing the domestic market until domestic diesel prices begin to increase again.

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

• New complete natural gas engines; and

• Natural gas components

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

Diesel engines have a service life of up to 20 years and require regular engine overhauls. A diesel to natural gas conversion is not unlike an engine overhaul. Therefore, the Company’s engine conversion system enables a fleet to “overhaul/convert” its diesel engines into natural gas engines during its normally scheduled engine overhaul, thereby reducing overall operating costs and emissions without losing needed performance and adding in additional costs.

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

On June 23, 2015, the European Union issued a EURO VI Certificate for a 12-liter natural gas engine manufactured by TEDOM and equipped with the Omnitek proprietary technology.

In addition to the Conversion Kits, Omnitek sells the individual component replacement parts for the conversion kits. The high-pressure natural gas filter is our top-selling replacement part, which is also supplied to certain new natural gas vehicle manufacturers (“OEM”) as original equipment.

The key to the success of our technology is performance and reliability, which is achieved using our patented fuel mixing device and our proprietary electronic control unit which senses engine parameters in real time and instantly makes fuel mixture adjustments to deliver the correct amount of fuel and the correct ignition timing.

Omnitek does not perform installation of the conversion kits directly, but rather trains dealers and sub-dealers around the world to perform the engine conversions using our conversion kits. It takes four to five days of training for a dealer or sub-dealer to become proficient to perform the engine conversion. Furthermore, Omnitek has established a strategic alliance with Minneapolis, Minnesota-based engine remanufacturer Reviva to produce remanufactured and converted drop-in ready natural gas engines, and a strategic alliance with LKQ Corporation (Nasdaq: LKQ) to produce drop-in ready natural gas engines at the company’s facility in Monterrey, Mexico, to address the pent-up demand for natural gas engines in Mexico

Most diesel engines can be converted by using one of our conversion kits, however, there is no assurance that diesel vehicle owners will elect to convert their diesel engines to operate on natural gas. Additionally, while the Company is not aware of any other company offering a similar and extensive range of engine conversion kits for heavy duty diesel engines at this time, kits could be developed by a competitor and there are no guarantees that the owners of the engines would choose an Omnitek conversion kit to convert their engines.

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

Natural Gas Components – Omnitek supplies natural gas engine management components to new engine manufacturers and aftermarket customers. The high-pressure natural gas filter is used by several OE vehicle manufacturers around the world.

(2) Markets

Worldwide

The Company has the ability to sell and deliver its products anywhere in the world through its network of distributors, engine manufacturers, system integrators, fleet operators, engine conversion companies and directly to end-users. The Company's conversion technology has been used to convert heavy-duty diesel engines to operate on natural gas worldwide since 2001and has been successfully adapted to work with many different engine designs and configurations. Over 5,000 engines have been converted worldwide utilizing the Omnitek technology.

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

The governments of many countries with natural gas supplies encourage the use of their domestic fuel supply and offer incentives to convert vehicles currently running on diesel, which is expected to increase demand for our product in those regions.

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

To achieve the conversions, we can supply engineering support to rebuild and convert the engines locally. This offers an economic benefit to the local economy by keeping the rebuild work in the community.

In the second scenario, we would supply brand new low-polluting, natural gas engines. This may be a better option when the existing engines are based on old and outdated technology and/or strict emissions standards are in place.

United States

In the United States the installation and sale of our conversion systems is subject to regulations imposed by the U.S. Environmental Protection Agency (“EPA”), and with regard to sales and installations within the state of California, the California Air Resources Board (“CARB”).

In 2011, the EPA announced new regulations applicable to certifying and converting diesel and gasoline engines to operate on natural gas. This was a milestone for the alternative fuel industry and a significant advancement in lessening the United States dependence on foreign oil. Converting diesel engines to operate on either liquefied natural gas or compressed natural gas provides an economical and environmental solution to costly new engine replacements. These new EPA regulations have made it possible for Omnitek to certify and convert diesel engines in a cost-effective manner and introduce the technology to the U.S. market.

Late in 2014 CARB posted final regulations and guidelines to certify alternative fuel engine conversion systems for use in California. We now have a pathway to certify our technology for use in California.

On January 22, 2013, the EPA approved the Company’s diesel-to-natural gas engine conversion system for the line of heavy-duty Navistar DT466E and DT530E engines up to model year 2003.

On June 9, 2014, the EPA approved the Company’s diesel-to-natural gas engine conversion technology for the line of heavy-duty all Mack E7 electronic engines up to model year 2006.

On September 11, 2014, the EPA issued a Certificate of Conformity for diesel-to-natural gas conversions of all Detroit Diesel Series 60 engine families for model years 1988 to 2009.

On April 23, 2015, the EPA issued a Certificate of Conformity for diesel-to-natural gas engine conversions of the Caterpillar 3406E/C15 engine family for model years 1993 to 2006.

Industry observers believe that up to eight million heavy-duty vehicles in the U.S. could benefit from a conversion to natural gas. Replacing old diesel trucks with new natural gas-powered trucks is certainly an option, but it is much more expensive than engine conversions and natural gas engine manufacturers have very limited product offerings.

(3) Distribution Methods of the Products or Services.

Omnitek has distributors in many countries which market and distribute its products. The Company is continuously seeking additional global distribution partners to expand its distribution network. In certain markets, the Company competes against other companies with greater resources, more established distribution channels and other competitive advantages, and the success of these competitors may harm our ability to generate revenues. Please see the section entitled “Competition” below and also the relevant Risk Factors in ITEM 1A below.

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

On April 2, 2015, we announced a follow-on order for 45 natural gas engine systems from the Czech Republic engine and bus manufacturer TEDOM s.r.o LTD, the company’s exclusive OEM customer in the region. The TEDOM 12-liter engine equipped with the Omnitek system, certified to meet the Euro VI emission standards tested according to the World Harmonized Transient Cycle, opens a vast market as the Euro VI emission standards are fully implemented in 2015 in many countries around the world.

On April 23, 2015, the Company announced it has received a Certificate of Conformity from the EPA applicable for diesel-to-natural gas engine conversions of the popular Caterpillar C15 engine family for model years 1993 to 2006. The Certificate of Conformity allows engine conversions to proceed in 49 States and includes the Caterpillar 3406E, C15, C15 ACERT and C16 engine models. We will be able to offer 100 percent dyno-tested “drop-in” ready converted engines, configured for quick installation. An assembly line engine remanufacturing/conversion process will assure that engines are in “as new” condition with the highest quality and uniformity. We anticipate drayage trucks will comprise a large portion of the company’s Caterpillar diesel-to-natural gas engine conversion business.

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

On August 6, 2015, the Company announced that a 12-liter natural gas engine manufactured by TEDOM s.r.o. Ltd. and equipped with Omnitek’s proprietary natural gas engine management system received EURO 6 emissions certification. TEDOM, an engine and bus manufacturer based in the Czech Republic, is the company’s exclusive OEM customer in the region.

On August 31, 2015, we announced that our exclusive distributor in Turkey, Teknosis, is now operating under the name Omnitek Turkiye, as it accelerates sales and marketing of diesel-to-natural gas engine conversions for heavy-duty trucks and municipal buses throughout the country. Omnitek Turkiye’s R&D Center is now fully operational and focused on developing conversion kits for an expanding line of specific engine models operating in the Turkish market.

October 20, 2016, we received a contract to develop a EURO VI certified heavy-duty 13-liter natural gas engine. The new 13-liter 450 hp natural gas engine being developed will initially be utilized to power Class 8 trucks for freight movement in Europe.

On July 11, 2016, the Company received international certification for its patented fuel rail technology, based on tests conducted by an independent agency and standards sanctioned by the United Nationals Economic Commission for Europe, specifically UN ECE R110.

On June 16, 2016, Omnitek appointed Hiller Truck Tech Inc., based in Ontario, Canada, as an authorized diesel-to-natural gas engine conversion center to address the increasing demand for natural gas powered heavy-duty engines in Canada.

Throughout the year, the Company supplied its existing OE customers as well as its Dealers and Distributors around the world with conversion kits and components. TATA Motors of India has retained Omnitek as its OE supplier for of its high-pressure natural gas filter.

(5) Competitive business conditions and the Company’s competitive position in the industry and methods of competition.

We believe our products have many important advantages, some of which are performance, ease of use, and lower cost. We compete in a small segment of the transportation and energy arena. Most of the larger multinational corporations do not offer a complete solution for the markets the Company services. We believe that competition in these markets is principally based on the quality of the product, performance, reliability, service, deliverability, and price. Because of the Company’s limited financial resources, Omnitek could be at a competitive disadvantage compared to other suppliers of competitive products.

Competition - Diesel-to-Natural Gas Engine Conversions.

The Company encounters competing products in countries where no emission standards are enforced, and where carbureted systems are still being used such as China, India, Bangladesh, Peru and others. These systems can be used to convert low power diesel engines found in these countries. When converting emissions controlled high-power engines, as found in the USA and Western Europe, a fuel injection system, like the Omnitek system, must be used.

As of today, the Company is not aware of any direct competitors offering a similar and extensive range of engine conversion kits for heavy duty diesel engines required to meet US EPA emissions standards. Suppliers like Westport Innovations, Bosch and Keihin supply mainly original equipment engine manufacturers and do not offer complete systems to convert diesel engines to natural gas. Cummins Westport offers new natural gas engines, not engine conversion systems.

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

Competition - Dual Fuel Technology

The dual fuel technology, where natural gas is mixed with diesel and both fuels are used at the same time, offers low money savings potential and is not considered a competing technology.

Competition - New Natural Gas Engines.

Under certain conditions it is not cost effective, or technologically feasible, to convert a diesel engine to operate on natural gas. Emission standards sometimes dictate the use of highly sophisticated technology that cannot be easily retrofit onto an engine. For those situations, Omnitek offers purpose-built new natural gas engines which can be used in buses, trucks, generators and other stationary applications.

As of the time of this report there are a very limited number of new natural gas engine suppliers. In the United States only Cummins Westport offers EPA/CARB certified heavy-duty natural gas engines for trucks and buses. We believe that additional competitors will emerge as this market matures.

(6) Sources and availability of Raw Materials and Principal Suppliers

Omnitek does not utilize any specialized raw materials. We rely on nonaffiliated suppliers for various standard and customized components and on manufacturers of assemblies that are incorporated into our products. We do not have long-term supply or manufacturing agreements with suppliers of raw materials, components and assemblies. In some instances alternative sources may be limited. If these suppliers or manufacturers experience financial, operational, manufacturing capacity, or quality assurance difficulties, or cease production and sale of such products, or if there is any other disruption in our relationships with these suppliers or manufacturers, we will be required to locate alternative sources of supply. Our inability to obtain sufficient quantities of these components, if and as required in the future, may subject us to:

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

During the year ended December 31, 2016, four suppliers accounted for 68% of products purchased compared with the year ended December 31, 2015, where five suppliers accounted for 47% of products purchased.

See Risk Factors Item “Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.”

(7) Dependence on one or few major customers.

The Company believes that the diversity of the product line offered alleviates the dependence on any customer. Through a widespread use of our product line, Omnitek is striving to develop a wide base of customers. During the year ended December 31, 2016, eight customers accounted for approximately 67% of sales compared with the year ended December 31, 2015, where eight customers accounted for approximately 58% of sales.

(8) Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

Omnitek owns the following Patents and Trademarks:

US Patents:

REG NO.	Title	Filing Date	Jurisdiction
6,374,816	Apparatus and Method for Combustion Initiation	4/23/2001	United States
7,019,626	Multi-fuel Engine Conversion System and Method	3/03/2005	United States
7,426,920	Fuel Mixer Apparatus and Method	06/06/2007	United States

Trademarks:

Mark	Reg No.	Class	Reg. Date	Owner	Jurisdiction
Omnitek	2811269	40	2/3/2004	Omnitek	United States
Omnitek	4525678	12	5/6/2014	Omnitek	United States
Omnitek	4525690	7	5/6/2015	Omnitek	United States

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

Although the Company intends to seek patent protection for its proprietary technology and products in the United States and in foreign countries, the patent positions of our products, are generally uncertain and involve complex legal and factual questions. Consequently, we do not know whether any of the patent applications that we have and will consider filing will result in the issuance of any patents, or whether such patent applications will be circumvented or invalidated. There can be no assurance that all United States patents that may pose a risk of infringement can or will be identified. Additionally, Omnitek has not sought to identify foreign patent applications that might affect existing patent applications currently on file with the Unites States Patent and Trademark Office. If we are unable to obtain licenses where we may have infringed on other patents, we could encounter delays in product market introductions while attempting to design around such intellectual property rights, or we could find that the development, manufacture or sale of products requiring such licenses could be prevented. In addition, we could incur substantial costs in defending suits brought against us on such intellectual property rights or prosecuting suits which the Company brings against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for, or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of Omnitek. See number 5 above, “Competitive business conditions and the Company’s competitive position in the industry and methods of competition.”

The Company relies on certain patented and unpatented trade secrets for a significant part of its intellectual property rights, and there can be no assurance that others will not independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets or disclose such technology, or that Omnitek can meaningfully protect its rights to its unpatented trade secrets. We intend to require each of our employees, consultants and advisors to execute confidentiality agreements either upon the commencement of an employment or consulting relationship with Omnitek or at a later time. There can be no assurance, however, that these agreements will provide meaningful protection for Omnitek’s trade secrets in the event of unauthorized use or disclosure of such information.

We do not believe that any of our products or other proprietary rights infringe upon the rights of third parties. However, there can be no assurance that others may not assert infringement claims against Omnitek in the future and we recognize that any such assertion may require us to incur legal and other defense costs, enter into compromise royalty arrangements, or terminate the use of some technologies. Further, we may be required to incur legal and other costs to protect our proprietary rights against infringement by third parties.

Licenses and Royalty Agreements

We have not entered into any license and royalty agreements which have resulted in royalty payments.

Other Agreements

As part of the build-out of the U.S. and international dealer network, the Company has entered into agreements with various companies in the USA and foreign countries.

(9) Need of any governmental approval of principal products or services.

As stated above, our engine conversion technology as applied in the United States is subject to approval from the EPA and CARB within the State of California.

Currently Omnitek has received EPA approval and certification for our diesel-to-natural gas conversion technology for the heavy-duty Navistar DT466E and DT530E up to model year 2003, Mack E7E engines up to model year 2006, all Detroit Diesel Series 60 engine families for model years 1988 to 2009, and the Caterpillar 3406E/C15 engine families for model years 1993 to 2006.

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

Management believes that these reporting obligations increase the Company’s annual legal and accounting costs by an estimated $30,000 and $30,000, respectively.

Other than as set forth above, we are not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on our business.

(11) Research and Development.

Research and development expenditures for the last two fiscal years, 2016 and 2015, were $187,109 and $295,190 respectively, and were comprised of charges for engine certification testing, purchase of equipment and parts for R&D, and the cost of personnel in the development of products and services.

In some cases, we are contracted to develop a specific engine or component. In these cases, we require an up-front payment from the customer.

Omnitek will certify additional engine models as needed. The cost to develop and certify a specific engine model can reach $125,000.

(12) Costs and effects of compliance with environmental laws.

Except as discussed above in item number 9, our business activities are not subject to any environmental laws and we do not anticipate that our future business activities will subject the Company to any environmental compliance regulations.

(13) Number of total employees and number of full-time employees.

As of the date of this report, we employ a total of 10 persons, all of which are full-time employees, and one part-time employee. These full-time employees include, Werner Funk and Richard Miller who are also officers, and in the case of Mr. Funk a director, of Omnitek. We believe we have a good working relationship with our employees, who are not represented by a collective bargaining organization, and there no organized labor agreements or union agreements between Omnitek and any employees exist.

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

The price of oil, which also effects the price of diesel and gasoline, can have a significant impact on the Company’s business. As the price differential between diesel and natural gas decreases the payback period for the cost of the engine conversion is extended. This makes the engine conversion less desirable, which can result in lower sales of the Company’s engine conversion technology.

Increases in the wholesale price of natural gas could reduce our earnings.

A supply and demand imbalance in natural gas markets could cause an increase in the price of natural gas. Recently, the increased production of U.S. shale natural gas has put downward pressure on the wholesale cost of natural gas; accordingly, restrictions or regulations on shale gas production could cause natural gas prices to increase. Additionally, the Commodity Futures Trading Commission (CFTC) under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act has regulatory authority of the over-the-counter derivatives markets. Regulations affecting derivatives could increase the price of natural gas. A significant increase in the price of natural gas may discourage the conversion from diesel to natural gas.

Climate change, carbon neutral or energy efficiency legislation or regulations could increase restrict our market opportunities, negatively affecting our growth, cash flows and earnings.

The federal and/or state governments may enact legislation or regulations that attempt to control or limit the causes of climate change, including greenhouse gas emissions such as carbon dioxide and air emissions regulations that could be expanded to address emissions of methane. Such laws or regulations could impose costs tied to carbon emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, impose costs or restrictions on end users of natural gas, or result in other costs or requirements. The focus on climate change could negatively impact the reputation of fossil fuel products or services. The occurrence of these events could put upward pressure on the cost of natural gas relative to other energy sources, reduce the demand for natural gas, negatively affecting our growth opportunities, cash flows and earnings.

The 200-nation “Paris Agreement on Climate Change” signed into law in 2016 signals a strong call to action with more than 175 countries committing to large emission reductions over the next 15 years. This may help to accelerate demand for Omnitek’s technology as counties around the world begin to enact air pollution control measures, in some cases banning diesel trucks and buses in large cities.

We are subject to physical and financial risks associated with climate change.

Climate change can create physical and financial risk. Climate change may impact a region’s economic health, which could impact our revenues. Our financial performance is tied to the health of the regional economies we serve. The price of energy has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as regulation of CO2 emissions under section 111(d) of the CAA, or additional environmental regulation could impact the prices charged by natural gas suppliers.

A downturn in the truck industry or other factors negatively affecting any of our truck OEM customers could materially adversely impact our results of operations.

If the truck market or any truck OEM customers worldwide suffers a significant downturn such circumstance could lead to significant reductions in our revenues and earnings, commercial disputes, receivable collection issues, and other negative consequences that could have a material adverse impact on our results of operations.

Unpredictability in the adoption, implementation and enforcement of increasingly stringent emission standards by multiple jurisdictions around the world could adversely affect our business.

Our engines are subject to extensive statutory and regulatory requirements governing emission and noise, including standards imposed by the EPA, the European Union, state regulatory agencies, such as CARB, and other regulatory agencies around the world. We have made, and may be required to continue to make, significant capital and research expenditures to comply with these emission standards. Developing engines and components to meet numerous changing government regulatory requirements, with different implementation timelines and emission requirements, makes developing engines efficiently for multiple markets complicated and could result in substantial additional costs that may be difficult to recover in certain markets. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions. While we have met previous deadlines, our ability to comply with other existing and future regulatory standards will be essential for us to maintain our position in the engine markets we serve. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties.

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

The level of demand for our products and services is influenced in multiple ways by the price and availability of energy. High diesel costs generally drive greater demand for natural gas engines in countries in which we operate. If diesel costs decrease or increase less than expected, demand for our products may likewise decrease. The relative unavailability of electricity in some emerging market countries also influences demand for our electricity generating products, such as generators. If these countries add energy capacity by expanding their power grids at a rate equal to or faster than the growth in demand for energy, the demand for our generating products could also decrease or increase less than would otherwise be the case.

The market for alternative fuel engines may not continue to develop according to our expectations and, as a result, our business may not grow as planned and our business plan may be adversely affected.

Our future growth is dependent upon the market for efficient alternative fuel engines and engine conversion kits expanding as a result of our customers and potential customers substituting diesel engines with alternative fuel engines. Part of our business plan is dependent on our market forecasts with respect to this expected substitution trend. However, there can be no assurance that we can accurately predict this trend. Furthermore, there can be no assurance that our products would capture any portion of the potential market increase. If the markets which represent a significant portion of our business or in which we anticipate significant growth opportunities for our products, fail to develop or develops more slowly than we anticipate, the growth of our business and our business plan could be materially adversely affected.

We may have difficulty managing the expansion of our operations.

In order to effectively manage our operations and growth, including growth in the sales of, and services related to, our power systems, we may need to:

•	scale our internal infrastructure, including establishing additional facilities, while continuing to provide technologically sophisticated power systems on a timely basis;
•	attract and retain sufficient numbers of talented personnel, including application engineers, customer support staff and production personnel;
•	continue to enhance our compliance and quality assurance systems; and
•	continue to improve our operational, financial and management controls and reporting systems and procedures.

Rapid expansion of our operations could place a strain on our senior management team, support teams, manufacturing lines, information technology platforms and other resources. In addition, we may be required to place more reliance on our strategic partners and suppliers, some of whom may not be capable of meeting our production demands in terms of timing, quantity, quality or cost. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by any rapid expansion could harm our business, prospects, results of operations or financial condition.

New products, including new engines we develop, may not achieve widespread adoption.

Our growth may depend on our ability to develop and/or acquire new products, and/or refine our existing products and technology. We will generally seek to develop or acquire new products, or enhance our existing products and power system technology, if we believe they will provide significant additional revenues and favorable profit margins. However, we cannot know beforehand whether any new or enhanced products will successfully penetrate our target markets. There can be no assurance that newly developed or acquired products will perform as well as we expect, or that such products will gain widespread adoption among our customers.

Additionally, there are greater design and operational risks associated with new products. The inability of our suppliers to produce technologically sophisticated components for our new engines and power systems, the discovery of any product or process defects or failures associated with production of any new products and any related product returns could each have a material adverse effect on our business, financial condition and results of operations. If new products for which we expend significant resources to develop or acquire are not successful, our business could be adversely affected.

Changes in environmental and regulatory policies could hurt the market for our products.

Our business is affected by government environmental policies, mandates and regulations around the world, most significantly with respect to emission standards in the United States. Examples of such regulations include those that (1) restrict the sale of engines that do not meet emission standards, and (2) impose penalties on sellers of non-compliant engines. There can be no assurance that these policies, mandates and regulations will be continued or expanded as assumed in our growth strategy. Incumbent industry participants with a vested interest in gasoline and diesel, many of which have substantially greater resources than we do, may invest significant resources in an effort to influence environmental regulations in ways that delay or repeal requirements for more stringent carbon, particulate matter (a mixture of solid particles and liquid droplets found in the air that contain a variety of chemical components, such as dust, dirt, soot or smoke) and other emissions.

We generally must obtain certification from the EPA or CARB to sell our engines and engine conversion kits in the United States. We may attempt to expand sales of our engines and engine conversion kits to other countries with strict emissions regulations. Accordingly, future sales of our product will depend upon their being certified to meet the existing and future air quality and energy standards imposed by the relevant regulatory agencies. While we incur significant research and developments costs to ensure that our products comply with emission standards and meet certification requirements in the regions where our products are sold, we cannot provide assurance that our products will continue to meet these standards. The failure to comply with certification requirements would not only adversely affect future sales but could result in the recall of our products or civil or criminal penalties.

The adoption of new, more stringent and burdensome government emission regulations, whether at the foreign, federal, state, or local level, in markets in which we supply our products, may require modification of our emission certification and other manufacturing processes. Thus, we might incur unanticipated expenses in meeting future compliance requirements, and may be required to increase our research and product development expenditures. Increases in such costs and expenses could necessitate increases in the prices we charge our customers for our product, which could adversely affect demand for them.

We maintain a significant investment in inventory, and a decline in our customers’ purchases could lead to a decline in our sales and profitability and cause us to accumulate excess inventory.

We cannot always predict the timing, frequency or size of the future orders of our customers. Our ability to accurately forecast our sales is further complicated by the continuing global economic uncertainty. We maintain significant inventories in an effort to ensure that our customers have a reliable source of supply. If we fail to anticipate the changing needs of our customers and accurately forecast our customer demands, our customers may not continue to place orders with us, and we may accumulate significant inventories of products that we will be unable to sell or return to our suppliers. This may result in a significant decline in the value of our inventory and a decrease in our future gross profit.

Our financial position, results of operations and cash flows have been, and may in the future be, negatively impacted by challenging global economic conditions.

Challenging global economic conditions have had, and may in the future have, a material adverse effect on our business. Difficult market conditions can also cause us to experience pricing pressure, negatively impacting our margins.

Economic downturns may materially impact our customers, as well as suppliers and other parties with which we do business. Economic conditions that adversely affect our customers may cause them to terminate existing supply agreements or to reduce the volume of product they purchase from us in the future. We may have significant receivables owing from customers that face liquidity issues. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Similarly, with adverse market conditions, our key suppliers from which we source components may be unable to provide components to us or extend us credit. Furthermore, we may not be able to successfully anticipate, plan for and respond to changing economic conditions, and our business could be negatively affected.

Fuel price differentials are hard to predict and may have an adverse impact on the demand for our products in the future.

The prices of various fuel alternatives are subject to fluctuation, based upon many factors, including changes in resource bases, pipeline transportation capacity for natural gas, refining capacity for crude oil and government excise and fuel tax policies. The price differential among various fuel alternatives can impact customers and their decisions to buy product from us..

The volatility of oil and gas prices may affect our stock price.

While our company develops systems for engines, we may be affected by the price of oil and gas. The investing public may categorize our stock with other fuel or alternative energy stocks, thus the volatility of the price of oil and gas may affect the price of our stock. In particular, when the price of oil declines, diesel becomes a more favorable fuel and alternative fuel products suffer as a result. This, as with any commodity volatility, will occur from time to time and may adversely affect the price of our stock.

We could suffer warranty claims or be subject to product liability claims, both of which could materially and adversely affect our business.

From time to time, we may incur liabilities for warranty claims as a result of defective products or components, including claims arising from defective products or components provided by our suppliers that are integrated into our conversion kits. The provisions we make for warranty accrual may not be sufficient or we may be unable to rely on a warranty provided by a third-party manufacturer, and we may recognize additional expenses as a result of warranty claims in excess of our current expectations. Such warranty claims may necessitate a redesign, re-specification, a change in manufacturing processes, and/or recall of our product, which could have an adverse impact on our finances and on existing or future sales of our products. Even in the absence of any warranty claims, a product deficiency such as a manufacturing defect or a safety issue may necessitate a product recall, which could have an adverse impact on our finances and on existing or future sales.

Our business exposes us to potential product liability claims that are inherent to our industry. Any accidents involving our products could materially impede widespread market acceptance and demand for our products. In addition, we may be subject to a claim by end-users of our products or others alleging that they have suffered property damage, personal injury or death because our products did not perform adequately. Such a claim could be made whether or not our products perform adequately under the circumstances. From time to time, we may be subject to product liability claims in the ordinary course of business, and we carry a limited amount of product liability insurance for this purpose. However, our current insurance policies may not provide sufficient or any coverage for such claims, and we cannot predict whether we will be able to maintain our insurance coverage on commercially acceptable terms.

If we do not properly manage the sales of our products into foreign markets, our business could suffer.

We have sales and distribution activities in Latin America, India, Asia and Europe, where we may lack sufficient expertise, knowledge of local customs or contacts. There can be no assurance that we will be able to maintain our current relationship with these foreign customers, or that we will be able to develop effective, similar relationships in foreign markets into which we supply our products in the future.

Growing the market for our products in markets outside of the United States may take longer and cost more to develop than we anticipate and is subject to inherent risks, including unexpected changes in government policies, trade barriers restricting our ability to sell our products in those countries, longer payment cycles, exposure to currency fluctuations, and foreign exchange controls that restrict or prohibit repatriation of funds. As a result, if we do not properly manage foreign sales, our business could suffer.

In addition, our foreign sales subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act (“FCPA”), and comparable foreign laws and regulations which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Safeguards that we may implement to discourage these practices could prove to be ineffective, and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, Department of Justice and overseas regulators. Any of these factors, or any other international factors, could impair our ability to effectively sell our power systems, or other products or services that we may develop, outside of the U.S.

The price of our stock may be volatile and may decline in value.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, including the price of oil and gas or other fuel sources, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Business, political and economic factors may affect our operations, the manner in which we conduct our business and our rate of growth.

If the World economic conditions deteriorate or do not improve, our target consumer base may be disproportionately affected. Stagnant economic growth are likely to negatively affect our customers' ability to purchase our goods. The resulting impact of such economic conditions on our customers and on consumer spending could have a material adverse effect on demand for our products and on our business, financial condition and operating results.

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

Uncertainty of future sales

Omnitek will require the commitment of substantial resources to increase its advertising, marketing and distribution of its existing products. While we believe that the additional advertising, marketing and distribution will further enhance our sales, there can be no assurance that Omnitek’s products will meet the expectations and effectiveness required to be competitive in the market place, that Omnitek will enter into arrangements for commercialization, market its products successfully, or achieve customer acceptance.

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

Omnitek plans to assemble certain products in-house after receiving components from outside vendors. Other products such as engines or components for future products may be produced or manufactured by outside companies for Omnitek. Therefore, Omnitek may be dependent on contract manufacturers for the production and manufacturing of certain products or components for products. In the event that we are unable to obtain or retain the necessary manufacturers for components or products on acceptable terms, we may not be able to continue to commercialize and market our products as planned. The manufacture of Omnitek’s products will be subject to current good manufacturing practices (“GMP”) requirements prescribed by Omnitek in order to meet the specifications and other standards prescribed by Omnitek to satisfy the anticipated and appropriate levels of operations and effectiveness when in use. There can be no assurance that we will be able to (i) obtain adequate supplies of its products in a timely fashion at acceptable quality and prices, (ii) enter into arrangements for the manufacture of products with manufacturers whose facilities and procedures comply with Omnitek’s GMP or other regulatory requirements, should any such regulatory requirements arise, (iii) or that manufacturers will continue to comply with such standards, or (iv) that such manufacturers will be able to adequately meet Omnitek product needs. Omnitek’s dependence upon others for the manufacture of its proposed products may adversely affect our ability to develop and deliver products on a timely and competitive basis.

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

Approximately eight customers accounted for 67% of revenue for the year ended December 31, 2016, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability

These customers are free to purchase conversion kits and new natural gas engines from our competitors who may have more established distribution channels and other competitive advantages, such as price. In addition, our customers’ need for our conversion kits and new natural gas engines depends on the worldwide and regional fuel prices, and the various governmental regulations. If any of the latter factors change significantly, our customers’ demand for our products might decline substantially.

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

Dependence upon key personnel

Our success in developing marketable products and achieving a competitive position will depend, in part, on its ability to retain qualified engineers, management and marketing personnel and in particular, to retain the services of Mr. Werner Funk, upon who we are reliant on for the development of products for the Company.

In the event of the death, incapacity or departure of Mr. Funk from Omnitek, it is unlikely that we would be able to continue conducting our business plan in a timely manner. Even if we are able to find additional personnel to replace Mr. Funk it is uncertain whether we could find someone who could develop our business along the lines described in this report. We will fail without Mr. Funk or an appropriate replacement. We have acquired “key–man” life insurance on the life of Mr. Funk naming Omnitek as the beneficiary however there is no guarantee that this policy would be adequate to allow us to continue to operate in the event Mr. Funk should be unable to continue in his current position due to death, incapacity or some other unforeseen event.

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

Management believes that these reporting obligations will increase Omnitek’s annual legal and accounting costs by an estimated $30,000 and $30,000, respectively.

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

ITEM 2. PROPERTIES

The Company owns no real property and has a five-year lease agreement for its principal executive offices and related engineering and assembly facilities located in approximately 25,000 square feet of space at 1333 Keystone Way, Suite 101, Vista, California 92081. During the year ended December 31, 2016, lease payments were $187,684.  For the fiscal year ended December 31, 2015, lease payments were $199,751. Our existing space should be adequate for our needs for the next few years, however as the Company enters the U.S. market, there is the possibility we will need to expand our facilities again.

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

	Company Common Stock Prices
	High	Low
2016
Quarter ended December 31	$0.30	$0.18
Quarter ended September 30	0.50	0.23
Quarter ended June 30	0.51	0.23
Quarter ended March 31	0.49	0.20

2015
Quarter ended December 31	$0.97	$0.42
Quarter ended September 30	1.00	0.41
Quarter ended June 30	1.19	0.65
Quarter ended March 31	1.30	0.87

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

On March 30, 2017, the last bid and ask of our common stock as reported on the OTCBB was $0.131 and $0.20, respectively.

Holders

There were approximately 44 stockholders of record as of December 31, 2016.  We believe there are in excess of 2,500 additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2016 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,785,000(1)	$1.19	1,575,000(2)

Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	1,785,000	$1.19	1,575,000

(1) Of these shares, 970,000 were subject to options then outstanding under the 2015 Plan and 815,000 were subject to options then outstanding under the 2011 Plan.

(2) Represents 1,530,000 shares available for future issuance under the 2015 Plan and 45,000 shares available for future issuance under the 2011 Plan. No new awards will be granted under the 2011Plan.  Shares available under the 2015 Plan may be used for any type of award authorized in that plan, including stock options, stock appreciation rights, and full-value awards.

On September 1, 2006, the Board of Directors adopted the Omnitek Engineering Corp. 2006 Long-term Incentive Plan (the “2006 Plan”), under which 1,000,000 shares of Omnitek’s Common Stock were reserved for issuance by Omnitek to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to Omnitek.  The 2006 Plan was administered by a committee comprised of the Board of Directors of Omnitek or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.  On November 30, 2007, the Board of Directors authorized the increase of shares available under the 2006 Plan to 10,000,000 post-split adjusted shares.  The 2006 Plan and all options underlying the 2006 Plan have expired.

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

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long-term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of Company’s Common Stock were reserved for issuance by the company to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to the Company.    The 2015 Plan is administered by a committee comprised of the Board of Directors of the Company or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives. The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2016.

Recent Sales of Unregistered Securities

See Item 9B., below regarding the sale of unregistered Securities on, February 10, 2017, subsequent to the period covered by this report.

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

Results of Operations

For the twelve months ended December 31, 2016 and 2015

Revenues decreased to $1,308,100 for 2016 from $1,793,556 in 2015, a decrease of $485,456, or 27%. The decrease in revenues reflects lower-than-expected shipments because of customer project delays due to various global dynamics influencing the decision to expand fleet utilization of natural gas.

Our cost of sales decreased to $775,999 in 2016 from $1,032,412 in 2015, a decrease of $256,413. Our gross margin was 41% in 2016 compared with 42% in 2015.

Our operating expenses for 2016 were $1,432,098 compared with $1,769,769 in 2015, a decrease of $337,671, or 19%.  General and administrative expense for 2016 was $1,217,396 compared with $1,443,951 in 2015.  The decrease is due primarily to salaries and wages of $474,830 in 2016 compared with $516,670 in 2015 and options expense of $174,242 in 2016 compared with $225,097 in 2015.  Major components of general and administrative expenses in 2016 were insurance expense of $142,742, rent expense of $95,161 and salary and wages of $474,830. This compares with insurance expense of $144,598, rent expense of $127,477, and salary and wages of $516,670 during 2015. Research and development outlays were decreased to $187,109 in 2016 compared with $295,190 in 2015.

Our net loss in 2016 was $901,392, or $0.04 per share, compared with a net loss of $1,007,107, or $0.05 per share, in 2015. The decreased loss was primarily the result of a reduction in both general and administrative and research and development expenditures in 2016.  Additionally, operating loss for the twelve months ended December 31, 2016 was $899,997 as compared to $1,008,625 for the twelve months ended December 31, 2015.  The decreased operating loss was primarily due to decreased general and administrative expense and decreased research and development expense for 2016 compared with 2015.

Results for the twelve months ended December 31, 2016 reflect non-cash expenses, including the value of options and warrants granted in the amount of $174,242 and depreciation and amortization of $27,593. For the twelve months ended December 31, 2015, non-cash expenses and income included the value of options and warrants granted for $225,097 and depreciation and amortization of $30,628.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital.  Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At December 31, 2016, our current liabilities totaled $745,530 and our current assets totaled $1,980,859, resulting in positive working capital of $1,235,329 and a current ratio of 2.7:1.

We have no firm commitments or obligations for capital expenditures. Substantial discretionary expenditures may be required to enable us to conduct product research, development, manufacturing, marketing and distribution activities. We may need to raise additional capital to facilitate growth and support our long-term product development, manufacturing, and marketing programs. The Company has no established bank-financing arrangements and it is not anticipated that we will secure any bank financing in the near future. Therefore, it is likely that we may need to seek additional financing through subsequent future public or private sales of our securities, including equity securities. We may also seek funding for the development, manufacturing, and marketing of our products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our research and development programs.

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $18,750,804 at December 31, 2016, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to, and has had no effect on, our operations or cash flow.

Operating Activities

We have realized a negative cash flow from operations of $188,064 for the twelve months ended December 31, 2016 compared with a negative cash flow of $392,936 during the twelve months ended December 31, 2015.

Included in the net loss of $901,392 for the twelve months ended December 31, 2016 are non-cash expenses, which are not a drain on our capital resources.  During 2016, these non-cash expenses include the value of options and warrants granted in the amount of $174,242, and depreciation and amortization of $27,593.  Excluding these non-cash amounts, our adjusted EBITDA for the twelve months ended December 31, 2016 is a loss of $692,587.

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

Long-lived assets

Omnitek assesses the recoverability of its long lived assets annually and whether circumstances would indicate that there may be an impairment.  Omnitek compares the estimated undiscounted future cash flows to the carrying value of the long lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, Omnitek recognizes the impairment immediately.

Costs and Estimated Earnings and Billings on Completed Contracts

 Billing practices for our contracts are governed by the contract terms of each project based on progress toward completion approved by the owner, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized under the percentage-of-completion method of accounting. The current liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized. The current asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed to the customer, which are usually billed during normal billing processes following achievement of contractual requirements.

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

Revenue Recognition

Products - The Company recognizes revenue from the sale of new engines for use with compressed natural gas engine components to convert existing engines to compressed natural gas use and components for the maintenance of natural gas engines. Revenues are recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists;  (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

Contracts – Revenues are recognized on the percentage -of -completion method, measured by either achievement of milestones or the ratio of costs incurred up to a given date to estimated total costs for each contract. Contract costs include all direct material, labor, subcontract and other costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Our contracts generally take 12 to 24 months to complete. Based on our historical experience, we generally consider the collection risk related to these amounts to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded. The current asset, “Costs and estimated earnings in excess of billings,” represents revenues recognized in excess of amounts billed to the customer, which are usually billed during normal billing processes following achievement of contractual requirements.

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

Omnitek includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2016, Omnitek had no accrued interest or penalties related to uncertain tax positions.

Omnitek files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, Omnitek is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At December 31, 2016, Omnitek had net operating loss carry forwards of approximately $5,772,304 through 2034.  No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

December 31, 2016 and 2015

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Omnitek Engineering Corp.

We have audited the accompanying balance sheets of Omnitek Engineering Corp. (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnitek Engineering Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses since inception and has accumulated a significant deficit. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

March 31, 2017

OMNITEK ENGINEERING CORP.
Balance Sheets

ASSETS

	December 31,	December 31,
	2016	2015

CURRENT ASSETS
Cash	$17,782	$105,846
Accounts receivable, net	28,159	30,835
Accounts receivable - related parties	7,005	17,257
Inventory, net	1,869,900	2,107,463
Prepaid expense	5,324	6,050
Cost and estimated earnings in excess of billings	30,973	-
Deposits	21,716	19,745
	1,980,859	2,287,196

FIXED ASSETS, net	31,839	59,151

OTHER ASSETS
Intellectual property, net	-	281
Other noncurrent assets	14,280	14,280
	14,280	14,561

	$2,026,978	$2,360,908

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$325,255	$145,207
Accrued management compensation	314,788	189,163
Accounts payable - related parties	18,373	7,591
Customer deposits	87,114	230,349
	745,530	572,310

	745,530	572,310

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized;
no par value; 20,281,082 and 19,981,082 shares
issued and outstanding, respectively	8,411,411	8,291,411
Additional paid-in capital	11,620,841	11,346,599
Accumulated deficit	(18,750,804)	(17,849,412)
	1,281,448	1,788,598

	$2,026,978	$2,360,908

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015
REVENUES	$1,296,655	$1,738,632
REVENUES, related parties	11,445	54,924
Total Revenues	1,308,100	1,793,556
COST OF GOODS SOLD	775,999	1,032,412
GROSS MARGIN	532,101	761,144

OPERATING EXPENSES

General and administrative	1,217,396	1,443,951
Research and development	187,109	295,190
Depreciation and amortization	27,593	30,628

Total Operating Expenses	1,432,098	1,769,769

LOSS FROM OPERATIONS	(899,997)	(1,008,625)

OTHER INCOME (EXPENSE)

Interest income	1	24
Other income	5,574	4,209
Interest expense	(6,170)	(1,915)

Total Other Income (Expense)	(595)	2,318

LOSS BEFORE INCOME TAXES	(900,592)	(1,006,307)
INCOME TAX EXPENSE	800	800

NET LOSS	$(901,392)	$(1,007,107)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	20,142,284	19,980,971

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2016	2015

OPERATING ACTIVITIES

Net loss	$(901,392)	$(1,007,107)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization and depreciation expense	27,593	30,628
Options and warrants granted	174,242	225,097
Stock issued for services
Common stock issued for services	20,000	1,500
Changes in operating assets and liabilities:
Accounts receivable	2,676	25,222
Accounts receivable–related parties	10,252	(2,165)
Deposits	(1,971)	73,036
Prepaid Expense	726	(1,850)
Inventory	237,563	226,318
Cost in excess of billings	(30,973)	-
Accounts payable and accrued expenses	180,048	60,822
Customer deposits	(143,235)	(115,495)
Accounts payable-related parties	10,782	3,991
Accrued management compensation	225,625	87,067
Net Cash Used in Operating Activities	(188,064)	(392,936)

INVESTING ACTIVITIES

Net Cash Provided by Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from stock sale	100,000	-
Net Cash Provided by Financing Activities	100,000	-

NET DECREASE IN CASH	(88,064)	(392,936)
CASH AT BEGINNING OF YEAR	105,846	498,782

CASH AT END OF PERIOD	$17,782	$105,846

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$6,170	$1,915
Income taxes	$800	$800
NON CASH INVESTING AND FINANCING ACTIVITIES
Options issued for accrued salary	$100,000	$-

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statement of Stockholders' Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2014	19,979,582	8,289,911	11,121,502	(16,842,305)	2,569,108

Value of options and warrants
issued for services	-	-	225,097	-	225,097

Common stock issued for services	1,500	1,500	-	-	1,500

Net loss for the twelve months ended
December 31, 2015	-	-	-	(1,007,107)	(1,007,107)

Balance, December 31, 2015	19,981,082	8,291,411	11,346,599	(17,849,412)	1,788,598

Value of options and warrants
issued for services	-	-	174,242	-	174,242

Value of options and warrants
issued for accrued management comp	-	-	100,000	-	100,000

Sale of restricted stock	250,000	100,000	-	-	100,000

Common stock issued for services	50,000	20,000	-	-	20,000

Net loss for the twelve months ended
December 31, 2016	-	-	-	(901,392)	(901,392)

Balance, December 31, 2016	20,281,082	$8,411,411	$11,620,841	$(18,750,804)	$1,281,448

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP

Notes to the Financial Statements

December 31, 2016 and 2015

 OMNITEK ENGINEERING CORP

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

Omnitek Engineering, Corp. (“Omnitek” or “the Company”) was incorporated on October 9, 2001 under the laws of the State of California.  Omnitek develops and supplies new natural gas engine and advanced engine management systems for gaseous fuels and is the manufacturer of a proprietary technology used to convert old or new diesel engines to operate on natural gas, propane or hydrogen.  Omnitek began operations on October 10, 2001, and was a spin-off from Nology Engineering, Inc.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Accounting Methods

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31, year-end.

b.       Use of Estimates in Preparing Financial Statements

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

d.       Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.   Allowance for doubtful accounts for the years ended December 31, 2016 and 2015 was $15,000 and $15,000, respectively. Additionally, bad debt expense for the years ended December 31, 2016 and 2015 was $11,280 and $13,805, respectively.

e.       Inventory

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

f.       Long-Lived Assets

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances would indicate that there may be an impairment.  The Company compares the estimated undiscounted future cash flows to the carrying value of the long lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, the Company will recognize the impairment immediately. No impairment expense was recognized as of December 31, 2016.

g.       Property and Equipment

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

i. Costs and Estimated Earnings and Billings on Completed Contracts

Billing practices for our contracts are governed by the contract terms of each project based on progress toward completion approved by the owner, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized under the percentage-of-completion method of accounting. The current liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized. The current asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed to the customer, which are usually billed during normal billing processes following achievement of contractual requirements.

j.       Revenue Recognition

Products - The Company recognizes revenue from the sale of new engines for use with compressed natural gas, engine components to convert existing engines to compressed natural gas use and components for the maintenance of natural gas engines.  Revenues are recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

Contracts – Revenues are recognized on the percentage-of-completion method, measured by either achievement of milestones or the ratio of costs incurred up to a given date to estimated total costs for each contract. Contract costs include all direct material, labor, subcontract and other costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Our contracts generally take 12 to 24 months to complete. Based on our historical experience, we generally consider the collection risk related to these amounts to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded. The current asset, “Costs and estimated earnings in excess of billings,” represents revenues recognized in excess of amounts billed to the customer, which are usually billed during normal billing processes following achievement of contractural requirements.

k.       Cost of Goods Sold

The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of goods sold.

l.       Research and Development

The Company expenses the costs of researching and developing its products during the period incurred. During the years ended December 31, 2016 and 2015, the Company incurred research and development expenses of $187,109 and $295,190, respectively.

m.       Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended December 31, 2016 and 2015, the Company expensed $-0- and $-0-, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

n.       Provision For Income Taxes

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2016, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

o.       Basic and Diluted Loss Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had -0- stock options and warrants that would have been included in the fully diluted earnings per share as of December 31, 2016 and 2015, respectively.

p.       Fair Value Measurements

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

q.       Stock-based Compensation

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

r.       Concentration of Risks

Customers

During the year ended December 31, 2016, eight customers accounted for approximately 67% of sales.

During the year ended December 31, 2015, eight customers accounted for approximately 58% of sales.

Suppliers

During the year ended December 31, 2016, four suppliers accounted for 68% of products purchased.

During the year ended December 31, 2015, five suppliers accounted for 47% of products purchased.

s.       Basis of Presentation, Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2016, the Company had an accumulated deficit of $18,750,804 and total stockholders’ equity of $1,281,448.  At December 31, 2016, the Company had current assets of $1,980,859 including cash of $17,782, and current liabilities of $745,530, resulting in working capital of $1,235,329. For 2016, the Company reported a net loss of $901,392 and net cash used by operating activities of $188,064. Management believes that based on its operating plan, the projected sales for 2017, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

t.       Newly Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or financial statements.

NOTE 3 – INVENTORY

Inventory is located in Vista, California and at December 31, 2016 and 2015 consisted of the following:

	December 31,	December 31,
	2016	2015
Raw materials	$965,821	$1,093,890
Finished goods	1,247,230	1,263,089
Allowance for obsolete inventory	(343,151)	(249,516)
Total	$1,869,900	$2,107,463

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $93,635 and $26,666, for the periods ended December 31, 2016 and December 31, 2015, respectively.

NOTE 4 – COSTS AND ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

Billing practices for our contracts are governed by the contract terms of each project based on progress toward completion approved by the owner, achievement of milestones or pre-agreed schedules. Billings do not necessarily correlate with revenue recognized under the percentage-of-completion method of accounting. The current liability, “Billings in excess of costs and estimated earnings,” represents billings in excess of revenues recognized. The current asset, “Costs and estimated earnings in excess of billings,” represents revenues recognized in excess of amounts billed to the customer, which are usually billed during normal billing processes following achievement of contractual requirements.

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through December 31, 2016 and 2015 and reconcile the net excess billings to the amounts included in the balance sheets at those dates.

	December 31,	December 31,
	2016	2015
Cost incurred on uncompleted contracts	$100,335	$–
Estimated earnings	52,138	–
	152,473	–
Billings on uncompleted contracts	(121,500)	–
Excess of costs incurred and estimated earnings over
billings on uncompleted contracts	30,973

Included in the accompanying balance sheets under the following captions:

	December 31,	December 31,
	2016	2015
Costs and estimated earnings in excess of
billings on uncompleted contracts	$30,973	$–
Billings in excess of costs and
estimated earnings on uncompleted contracts	–	–
Net amount of costs and estimated earnings on
uncompleted contracts above billings	$30,973	$–

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December, 2016 and 2015 consisted of the following:

	December 31,	December 31,
	2016	2015
Production equipment	$61,960	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(113,492)	(86,180)
Total	$31,839	$59,151

Depreciation expense for the years ended December 31, 2016 and 2015 was $27,312 and $29,564, respectively.

NOTE 6 – INTELLECTUAL PROPERTY

The Company’s patents and trademarks at December 31, 2016 and 2015 were as follows:

	December 31,	December 31,
	2016	2015
Patents	$42,295	$42,295
Trademarks	1,920	1,920
Intellectual property and customer list	474,000	474,000
Less: accumulated amortization	(518,215)	(517,934)
Total	$-	$281

Amortization expense for the years ended December 31, 2016 and 2015 was $281 and $1,064, respectively.

NOTE 7 – CUSTOMER DEPOSITS

The Company may require a customer deposit from domestic and international customers.  As of December 31, 2016 and 2015 the Company had customer deposits of $87,114 and $230,349, respectively.

NOTE 8 – COMMITMENTS

As of December 31, 2016 and 2015, the Company had outstanding purchase commitments for inventory totaling $63,274 and $69,126, respectively. Of these amounts, the Company had made prepayments of $21,716 as of December 31, 2016 and $19,745 as of December 31, 2015 and had commitments for future cash outlays for inventory totaling $41,558 and $49,381, respectively.

On January 10, 2013, the Company entered into an operating lease for its facilities in California. Future payment obligations under the terms of the operating lease are as follows:

Years Ending
December 31
2017	$192,085
2018	35,000
Total minimum lease payments	$227,085

NOTE 9 – RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2016, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of December 31, 2016 and December 31, 2015, the Company was owed $7,005 and $17,257, respectively, by related parties for the purchase of products and services.

Accrued Management Expenses

During the periods ended December 31, 2016 and December 31, 2015, the Company’s president, chief financial officer and vice president were due amounts for services performed for the Company.  As of December 31, 2016 and December 31, 2015 the accrued management fees consisted of the following:

	December 31,	December 31,
	2016	2015
Amounts due to the president	$210,257	$148,719
Amounts due to the chief financial officer	35,962	-
Amounts due to the vice president	68,569	40,444
Total	$314,788	$189,163

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On July 15, 2016 the Company issued 50,000 restricted shares of common stock at a price of $.40 per share (total valuation of $20,000) in consideration of services rendered by an unrelated party.

On June 13, 2016 the Company issued 250,000 shares of its restricted common stock in consideration of a capital contribution of $100,000.

On January 26, 2015 the Company issued 1,500 shares of its common stock in consideration of the Board Meeting fee for the meeting of the Board of Directors held on January 14, 2015.

Options and Warrants

During the years ended December 31, 2016 and 2015, the Company granted 250,000 and 375,000 options for services, respectively.  During the years ended December 31, 2016 and 2015, respectively, the Company recognized expense of $174,242 and $225,097 related to options that vested during the years, respectively, pursuant to ASC Topic 718. The total remaining amount of compensation expense to be recognized in future periods is $105,922. No future compensation expense has been calculated for 150,000 options that were granted in 2015 due to the low probability that any of these options will vest before maturity.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”). Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2014 the remaining 2,590,000 options previously issued under the plan expired. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2016 the Company has a total of 815,000 options issued under the plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2016 the Company has a total of 970,000 options issued under the plan. During the twelve months ended December 31, 2016 and 2015 the Company issued -0- and -0- warrants, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	December 31, 2016	December 31, 2015
Expected volatility	87%	76%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	1.52%	1.89%

NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the options and warrants granted at December 31, 2016 and December 31, 2015 and changes during the years then ended is presented below:

	December 31,		December 31,
	2016		2015
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,890,313	$3.28	3,515,313	$3.56
Granted	720,000	0.28	375,000	0.82
Exercised	-	-	-	-
Expired or cancelled	(100,000)	2.74	-	-
Outstanding at end of year	4,510,313	2.81	3,890,313	3.28
Exercisable	4,222,813	$2.93	3,414,063	$3.52

A summary of the status of the options and warrants outstanding at December 31, 2016 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-1.00	1,045,000	5.83 years	824,167	$0.35
$1.01-2.00	215,000	2.13 years	215,000	1.41
$2.01-3.00	530,000	2.74 years	463,333	2.52
$3.01-4.00	2,720,313	0.27 years	2,720,313	3.88

$.01-4.00	4,510,313	1.94 years	4,222,813	$2.92

A summary of the status of the options and warrants outstanding at December 31, 2015 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-1.00	325,000	5.82 years	79,167	0.84
$1.01-2.00	215,000	3.13 years	180,000	1.44
$2.01-3.00	630,000	3.89 years	434,583	2.53
$3.01-4.00	2,720,313	1.27 years	2,720,313	3.88

$.01-4.00	3,890,313	2.18 years	3,414,063	3.51

OMNITEK ENGINEERING CORP

Notes to the Financial Statements

December 31, 2016 and 2015

NOTE 11 – INCOME TAXES

The provision (benefit) for income taxes for the year ended December 31, 2016 and 2015 consists of the following:

	December 31,	December 31,
	2016	2015
Federal
Current	$-	$-
Deferred	-	-
State
Current	800	800
Deferred	-	-
Income tax expense	$800	$800

Net deferred tax assets consist of the following components as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryover	$5,772,304	$5,805,378
Research and development carry forward	136,465	136,465
Related party accruals	130,538	130,538
Inventory reserve	203,549	240,067
Allowance for doubtful accounts	33,605	33,605
Accrued compensation	36,919	85,913
Deferred tax liabilities:
Depreciation	(111,214)	(117,272)
Deferred rent	(4,746)	(6,128)
Warranty allowance	(4,986)	-
Valuation allowance	(6,192,434)	(6,308,566)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2016 and 2015 due to the following:

	December 31,	December 31,
	2016	2015
Book loss	$(351,544)	$(392,774)
Meals and entertainment	259	299
State tax deduction	-	-
Deferred rent	(1,382)	6,128
Stock/Options for services	75,754	88,273
Officer’s life ins premium	921	-
Depreciation	(6,058)	11,945
Accrued compensation	48,994	(33,956)
Inventory reserve	36,518	3,996
Warranty allowance	4,986	-
Valuation allowance	383,903	786,445
Net operating loss carryover	(191,551)	(469,556)
Income Tax Expense	$800	$800

NOTE 11 – INCOME TAXES (continued)

At December 31, 2016, the Company had net operating loss carry forwards of approximately $5,772,304 through 2034.  No tax benefit has been reported in the December 31, 2016 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 12 – SUBSEQUENT EVENTS

On February 10, 2017 the Company granted a total of 905,556 Non-Qualified Stock Options pursuant to the 2015 Long-Term Incentive Plan. The Options were allocated as follows: 555,556 Options to the CEO in exchange of $100,000 of deferred salary (vest and exercisable immediately), 100,000 Options to two employees for past and continued services (vest and exercisable immediately), 50,000 Options each to three directors (total of 150,000 Options) for past and continued services (vest and exercisable immediately) and 100,000 Options to an employee for past and continued services (50,000 Options vest and exercisable immediately and 50,000 Options vest and exercisable on the first anniversary of date of grant).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2016.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting, using criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management identified a material weakness in internal control over financial reporting as of December 31, 2016 and December 31, 2015 as further described below. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2016 and December 31, 2015 were not effective, based on COSO’s framework.

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

There have been no other changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Subsequent Events.

On February 10, 2017, in consideration for and in exchange of $100,000 of deferred salary owing to its the President and CEO, Werner Funk, per the agreement of Mr. Funk, Omnitek granted to Werner Funk, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 555,556 shares of the common stock, at an exercise price of $0.18, representing 110% of the closing price (i.e. $0.164) of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

On February 10, 2017, Omnitek granted to each of Werner Funk, President and CEO, and Janice Quigley, Vice President, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $0.18, representing 110% of the closing price (i.e. $0.164) of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

On February 10, 2017, Omnitek granted to Richard Miller, the Chief Financial Officer, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 100,000 shares of common stock, at an exercise price of $0.18, representing 110% of the closing price (i.e. $0.164) of the common stock of the Corporation as of such date. 50,000 of said Options shall vest and be exercisable immediately and 50,000 of said Options shall vest and be exercisable on the first anniversary date of the grant.  The Options shall be exercisable for a period of seven years from the date of grant.

On February 10, 2017, in consideration of their services as independent directors, Omnitek granted to each of Messrs. Gary S. Maier, George G. Chachas, and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $0.164, representing 100% of the closing price (i.e.$0.164) of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by Omnitek and representations from certain reporting persons, Omnitek believes that for the fiscal year ended December 31, 2016, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2016 and 2015 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary	Stock	Option Awards $	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
		($)	Award(s)
			($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)(1)	(j)
Werner Funk	2016	$76,923(3)	-	$84,973	-	$-	$161,896
CEO, President,	2015	$133,654(3)	-	$84,741	-	$59,077	$218,395
and Secretary

Janice M. Quigley	2016	$-	-	$9,800	-	$-	$9,800
Director and VP	2015	$10,000	-	$-	-	$5,625	$15,625

Richard Miller(2)	2016	$52,308	-	$22,710	-	$-	$75,018
CFO	2015	$31,442	-	$3,245	-	$-	$34,687

(1)  These amounts represent previously accrued unpaid salary owed from prior fiscal years.

(2) On July 27, 2015, Richard Miller was appointed to the Chief Financial Officer position.

(3) In 2016, Mr. Funk was to receive his base salary of $228,846 according to his employment agreement with the Company.  Mr. Funk actually received $76,923, deferring $151,923 of his 2016 salary.  In 2015, Mr. Funk was to receive his base salary of $203,846 according to his employment agreement with the Company. Mr. Funk actually received $133,654 deferring $70,192 of his 2015 salary.

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

On November 3, 2015, Omnitek entered into an Employment Agreement with Richard Miller, the Chief Financial Officer of the Company.  The term of Employment Agreement began on November 3, 2015, (the “Effective Date”) and shall continue for a period of four years until November 2, 2019, unless terminated earlier pursuant to other provisions of the Agreement.  During the Employment Period, Omnitek agrees to pay Mr. Miller a Base Salary of $85,000 per year.

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

On April 15, 2016 in consideration for and in exchange of $100,000 of deferred salary owing to its the President and CEO, Werner Funk, per the agreement of Mr. Funk, Omnitek granted to Werner Funk, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 470,000 shares of common stock, at an exercise price of $0.286 representing 110% of the closing price (i.e. $0.26) of the common stock on such date; Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

Also on April 15, 2016, Omnitek granted to each of Janice Quigley, Vice President and Richard Miller, Chief Financial Officer, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $0.286 representing 110% of the closing price (i.e. $0.26) of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

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

Compensation of Directors

There was no compensation paid to any director who was a Named Executive Officer during the year ended December 31, 2016, other than that provided for attendance at meetings.   The three outside independent directors received each, a non-qualified stock option grant to purchase fifty thousand (50,000) shares of

Omnitek’s common stock at an exercise price of $0.26 per share on April 15, 2016.  Such Options shall be exercisable for a period of seven years.  The Option shall vest and be exercisable immediately.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information for the named executive officers on stock option holdings as of the end of 2016.

Name			Equity Incentive
			plan awards:
	Number	Number	Number of
	of Securities	of Securities	securities
	Underlying	Underlying	underlying
	Unexercised	Unexercised	unexercised
	Options	Options	unearned	Option Exercise
	(#)	(#)	options	Price	Option
	Exercisable	Unexercisable	(#)	($)	Expiration Date
Werner Funk	333,333	0	66,667	$2.56	10/31/2019
	470,000	0	0	$0.286	4/14/2023
Janice M. Quigley	50,000	0	0	$2.56	10/31/2019
	50,000	0	0	$0.286	4/14/2023
Richard Miller	29,167	0	70,833	$0.71	11/2/2022
	50,000	0	0	$0.29	4/14/2023

On September 1, 2006, the Board of Directors adopted the Omnitek Engineering Corp. 2006 Long-term Incentive Plan (the “2006 Plan”), under which 1,000,000 shares of Omnitek’s Common Stock were reserved for issuance by Omnitek to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to Omnitek.  The 2006 Plan was administered by a committee comprised of the Board of Directors of Omnitek or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.  On November 30, 2007, the Board of Directors authorized the increase of shares available under the 2006 Plan to 10,000,000 post-split adjusted shares.  The 2006 Plan and all options underlying the 2006 Plan have expired.

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

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long-term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of Company’s Common Stock were reserved for issuance by the company to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to the Company. The 2015 Plan is administered by a committee comprised of the Board of Directors of Omnitek or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives.  The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We have determined beneficial ownership as shown in the following two tables in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the two tables below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

Applicable percentage ownership as shown in the two tables below is based on 20,281,082 shares of common stock outstanding on March 31, 2017.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days after March 31, 2017.  However, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Certain Beneficial Owners

The following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1333 Keystone Way Suite 101 Vista, CA 92081	9,787,021(1) (2)	48.26%

Common Stock	Garber Family Trust 1732 Emerald Isle Way Oxnard, CA 93035	1,044,655(3)	5.15%

Common Stock	Randall B. Garber 18351 Kenyon Avenue Lakeville, MN 55044	1,044,655	5.15%

Common Stock	Linda J. Francis Revocable Trust Meadowcreek Lane Copley, OH 44321	1,044,655(4)	5.15%

(1)   This amount includes 8,358,132 shares of common stock and currently vested options to purchase 1,428,889 shares of Common Stock.

(2)      Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

(3)   The Trustee(s) of the Garber Family Trust DTD 02/13/02, have sole voting and dispositive power as to all of the shares.

(4)   The Trustee(s) of the Linda J. Francis Revocable Trust DTD 11/26/96, has sole voting and dispositive power as to all of the shares.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of our voting securities held by all of Omnitek’s current directors and executive officers.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1333 Keystone Way Suite 101 Vista, CA 92081	9,787,021(1) (2)	48.26%

Common Stock	Richard Miller 1333 Keystone Way Suite 101 Vista, CA 92081	135,417(3)	0.07%*

Common Stock	Janice M. Quigley 1333 Keystone Way Suite 101 Vista, CA 92081	300,000(4)	1.1%

Common Stock	George G. Chachas 11682 El Camino Real Suite 100 San Diego, CA 92130	273,027(5)	1.35%

Common Stock	Gary S. Maier 815 Moraga Drive Suite 306 Los Angeles, CA 90049	275,000(6)	1.36%

Common Stock	John M. Palumbo 8905 Rex Road Pico Rivera, CA 90660	185,500(7)	0.9%

Common Stock	Directors and Executive Officers as a Group (6 persons)	10,995,965	54.02%

(1) This amount includes 8,358,132 shares of common stock and currently vested options to purchase 1,428,889 shares of Common Stock.

(2) Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

(3) This amount includes currently vested options to purchase 135,417 shares of Common Stock.

(4) This amount includes 150,000 shares of common stock and currently vested options to purchase 150,000 shares of Common Stock.

(5) This amount includes currently vested options to purchase 200,000 shares of Common Stock; warrants to purchase 29,527 shares of Common Stock, and 43,500 shares of Common Stock held in the name of Tuva Co., LLC, over which Mr. Chachas has sole voting power.

(6) This amount includes currently vested options to purchase 200,000 shares of Common Stock and a warrant to purchase 20,000 shares of stock.

(7) This amount includes currently vested options to purchase 175,000 shares of Common Stock.

Changes in Control

To the best of Omnitek’s knowledge there are no present arrangements or pledges of Omnitek’s securities, which may result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 5., above regarding information with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

On April 15, 2016 in consideration for and in exchange of $100,000 of deferred salary owing to its the President and CEO, Werner Funk, per the agreement of Mr. Funk, Omnitek granted to Werner Funk, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 470,000 shares of common stock, at an exercise price of $0.286 representing 110% of the closing price (i.e. $0.26) of the common stock on such date; Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

Except as set forth above, Omnitek has not been a party to any transactions between persons who were executive officers, directors, or principal stockholders of our corporation during the fiscal years ended December 31, 2016 and 2015.

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

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2016, we incurred $30,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2016.

During the fiscal year ended December 31, 2015, we incurred $28,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2015.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $2,000 and $1,850, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV.

ITEM 15.           EXHIBITS

(a)           Financial Statements.

(i)           The Balance Sheet of Omnitek Engineering Corp. as of December 31, 2016 and 2015, the Statements of Operations for the years ended December 31, 2016 and 2015, the Statements Stockholders’ Equity (Deficit) from December 31, 2014 to December 31, 2016, and of Cash Flows for the years ended December 31, 2016 and 2015, and together with the notes thereto and the reports of Sadler, Gibb & Associates thereon appear in Item 8 and are included in this report.

(b)           Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
31.01	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a) (filed herewith)
31.02	Certification of CFO Pursuant to Rule 13a-14(a) and 15d-14(a) (filed herewith)
32.01	Certification Pursuant to Section 1350 (filed herewith)

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

Omnitek Engineering Corp.
Dated: March 31, 2017
_________________________________ By: Werner Funk
Its: President and Secretary,
CEO and Principal Executive Officer

Dated: March 31, 2017	/s/ Richard Miller
By: Richard Miller
Its: Chief Financial Officer
and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 31, 2017
_________________________________ Werner Funk, Director

Dated: March 31, 2017	/s/ Janice M. Quigley
___________________________
Janice M. Quigley, Director

Dated: March 31, 2017	/s/ George G. Chachas
___________________________
George G. Chachas, Director

Dated: March 31, 2017	/s/ Gary S. Maier
___________________________
Gary Maier, Director

Dated: March 31, 2017	/s/ John M. Palumbo
___________________________
John M. Palumbo, Director