Form 10-Q
period 2017-03-31
Omnitek Engineering Corp
filed 2017-05-15
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2017

Commission File Number     000-53955

OMNITEK ENGINEERING CORP.

 (Exact name of Registrant as specified in its charter)

California	330984450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 12, 2017, the Registrant had 20,281,082 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$20,249	$17,782
Accounts receivable, net	38,138	28,159
Accounts receivable - related parties	10,282	7,005
Inventory, net	1,849,880	1,869,900
Prepaid expense	-	5,324
Costs and estimated earnings in excess of billings	16,457	30,973
Deposits	24,017	21,716
Total Current Assets	1,959,023	1,980,859

FIXED ASSETS, net	25,615	31,839

OTHER ASSETS
Other noncurrent assets	14,280	14,280
Total Other Assets	14,280	14,280

TOTAL ASSETS	$1,998,918	$2,026,978

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$309,915	$325,255
Accrued management compensation	317,601	314,788
Accounts payable - related parties	42,737	18,373
Customer deposits	86,725	87,114
Total Current Liabilities	756,978	745,530

Total Liabilities	756,978	745,530

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized; no par value; 20,281,082 shares issued and outstanding	8,411,411	8,411,411
Additional paid-in capital	11,790,374	11,620,841
Accumulated deficit	(18,959,845)	(18,750,804)
Total Stockholders' Equity	1,241,940	1,281,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,998,918	$2,026,978

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016

REVENUES	$289,424	$334,443
REVENUES, related parties	2,230	5,139
Total Revenues	291,654	339,582
COST OF GOODS SOLD	152,613	172,178
GROSS MARGIN	139,041	167,404

OPERATING EXPENSES

General and administrative	300,122	312,795
Research and development	39,884	47,407
Depreciation and amortization	6,224	7,487

Total Operating Expenses	346,230	367,689

LOSS FROM OPERATIONS	(207,189)	(200,285)

OTHER INCOME (EXPENSE)

Interest expense	(1,852)	(690)
Other income	-	4,230

Total Other Income (Expense)	(1,852)	3,540

LOSS BEFORE INCOME TAXES	(209,041)	(196,745)
INCOME TAX EXPENSE	-	-

NET LOSS	$(209,041)	$(196,745)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	20,281,082	19,981,082

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2017	2016

OPERATING ACTIVITIES
Net loss	$(209,041)	$(196,745)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation expense	6,224	7,487
Options and warrants granted	69,533	36,099
Changes in operating assets and liabilities:
Accounts receivable	(9,979)	(42,503)
Accounts receivable–related parties	(3,277)	(5,138)
Deposits	(2,301)	1,700
Prepaid Expense	5,324	(12,867)
Costs and estimated earnings in excess of billings	14,516	-
Inventory	20,020	55,938
Accounts payable and accrued expenses	(15,340)	61,068
Customer deposits	(389)	(3,164)
Accounts payable-related parties	24,364	(210)
Accrued management compensation	102,813	30,577
Net Cash Provided by (Used in) Operating Activities	2,467	(67,758)

INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

FINANCING ACTIVITIES
Net Cash Provided by Financing Activities	-	-

NET CHANGE IN CASH	2,467	(67,758)
CASH AT BEGINNING OF YEAR	17,782	105,846

CASH AT END OF PERIOD	$20,249	$38,088

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$1,852	$690
Income taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES
Options issued for accrued salary	$100,000	$-

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements.  The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market.

The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	March 31,	December 31,
Location : Vista, CA	2017	2016
Raw materials	$964,934	$965,821
Finished goods	1,228,097	1,247,230
Allowance for obsolete inventory	(343,151)	(343,151)
Total	$1,849,880	$1,869,900

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $93,635, for the periods ended March 31, 2017 and December 31, 2016, respectively.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
Production equipment	$61,960	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(119,716)	(113,492)
Total	$25,615	$31,839

Depreciation expense for the periods ended March 31, 2017 and March 31, 2016 was $6,224 and $7,487, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 100,056 and -0- stock options and warrants that would have been included in the fully diluted earnings per share as of March 31, 2017 and December 31, 2016, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2017 and December 31, 2016 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional operating capital through the sale of debt or equity securities. Management believes that with sufficient working capital, from financing activities or from sales of the Company’s products, the Company will be able to meet it obligations and continue as a going concern. However, there is no assurance that the Company will be successful in its plan.

NOTE 3 – COSTS AND ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

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

The two tables below set forth thet costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through March 31, 2017 and December 31, 2016 and reconcile the net excess billings to the amounts included in the balance sheets at those dates.

	March 31,	December 31,
	2017	2016
Cost incurred on uncompleted contracts	$99,200	$100,335
Estimated earnings	38,757	52,138
	137,957	152,473
Billings on uncompleted contracts	(121,500)	(121,500)
Excess of costs incurred and estimated earnings over billings on uncompleted contracts	16,457	30,973

Included in the accompanying balance sheets under the following captions:

	March 31,	December 31,
	2017	2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$16,457	$30,973
Billings in excess of costs and estimated earnings on uncompleted contracts	-	-
Net amount of costs and estimated earnings on uncompleted contracts above billings	$16,457	$30,973

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2017

(unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of March 31, 2017, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of March 31, 2017 and December 31, 2016, the Company was owed $10,282 and $7,005, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of March 31, 2017 and December 31, 2016, the Company owed related parties for such expenses, goods and services in the amounts of $42,737 and $18,373, respectively.

Accrued Management Expenses

For the periods ended March 31, 2017 and December 31, 2016, the Company’s president, chief financial officer and vice president were due amounts for services performed for the Company.

As of March 31, 2017 and December 31, 2016 the accrued management fees consisted of the following:

	March 31,	December 31,
	2017	2016
Amounts due to the president	$187,758	$210,257
Amounts due to the chief financial officer	57,211	35,962
Amounts due to the vice president	72,632	68,569
Total	$317,601	$314,788

NOTE 5 –  STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2017 and 2016, the Company granted 350,000 and -0- options for services, respectively. During the three months ended March 31, 2017 and 2016, the Company recognized expense of $69,533 and $36,099, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $84,839. During the three months ended March 31, 2017 and 2016, the Company granted 555,556 and -0- options to the CEO for accrued compensation, respectively.

 In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of December 31, 2014 the remaining 2,590,000 options previously issued under the plan expired. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2017 the Company has a total of 815,000 options issued under the plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2017 the Company has a total of 1,875,556 options issued under the plan. During the three months ended March 31, 2017 and 2016 the Company issued -0- and -0- warrants, respectively.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2017

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	March 31, 2017	March 31, 2016
Expected volatility	105%	N/A
Expected dividends	0%	N/A
Expected term	7 Years	N/A
Risk-free interest rate	2.22%	N/A

A summary of the status of the options and warrants granted at March 31, 2017 and December 31, 2016 and changes during the periods then ended is presented below:

	March 31,		December 31,
	2017		2016
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	4,510,313	$2.81	3,890,313	$3.28
Granted	905,556	0.18	720,000	0.28
Exercised	-	-	-	-
Expired or cancelled	(5,000)	2.68	(100,000)	2.74
Outstanding at end of period	5,410,869	2.37	4,510,313	2.81
Exercisable	5,124,619	$2.45	4,222,813	$2.93

A summary of the status of the options and warrants outstanding at March 31, 2017 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-0.99	1,950,556	6.18 years	1,710,973	0.26
$1.00-1.99	215,000	1.88 years	215,000	1.41
$2.00-2.99	525,000	2.51 years	478,333	2.52
$3.00-3.99	2,720,313	0.02 years	2,720,313	3.88

$0.01-3.99	5,410,869	2.56 years	5,124,619	$2.44

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

Results of Operations

For the three months ended March 31, 2017 and 2016

Revenues were $291,654 for the three months ended March 31, 2017 compared with $339,852 for the three months ended March 31, 2016, a decrease of $48,198. The results for the period reflect the impact of the timing of shipments.

Cost of sales was $152,613 for the three months ended March 31, 2017 compared with $172,178 for the three months ended March 31, 2016, a decrease of $19,565. Our gross margin percentage was 48% for the three months ended March 31, 2017 compared with 49% in the same period in 2016.

Operating expenses for the three months ended March 31, 2017 were $346,230 compared with $367,689 in the same period in 2016, a decrease of $21,459 or 6%. General and administrative expense for the three months ended March 31, 2017 was $300,122 compared with $312,795 for the three months ended March 31, 2016.  Major components of general and administrative expenses for the three months ended March 31, 2017 were professional fees of $20,629, rent expense of $32,962, and salary and wages of $102,986. This compares to professional fees of $31,385, rent expense of $27,736 and salaries and wages of $119,286 for the three months ended March 31, 2016.  For the three months ended March 31, 2017 research and development outlays were decreased to $39,884 compared with $47,407 for the three months ended March 31, 2016.

Our net loss for the three months ended March 31, 2017 was $209,041, or ($0.01) per share, compared with a net loss of $196,745, or ($0.01) per share, for the three months ended March 31, 2016.  The increased net loss was primarily due to reduced revenues and higher options expense during the three months ended March 31, 2017 over the same period a year earlier.

Results for the three months ended March 31, 2017 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $69,533 and depreciation and amortization of $6,224.  For the three month period a year earlier non-cash expenses included options and warrants granted in the amount of $36,099 and depreciation and amortization of $7,487.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At March 31, 2017, our current liabilities totaled $756,978 and our current assets totaled $1,959,023, resulting in positive working capital of $1,202,045 and a current ratio of 2.59.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $18,959,845 at March 31, 2017, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow.

Operating Activities

We realized a positive cash flow from operations of $2,467 for the three months ended March 31, 2017 compared with a negative cash flow of $67,758 during the three months ended March 31, 2016.

Included in the operating loss of $209,041 for the three months ended March 31, 2017 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $69,533 and depreciation and amortization of $6,224.  Excluding these non-cash amounts, our adjusted operating loss for the three months ended March 31, 2017 is $133,284.

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

Inventory

Inventory is stated at the lower of cost or market. The Company’s inventory consists of finished goods and raw materials. The Company identifies items in its inventory that have not been sold in a timely manner. Accordingly, the Company has established an allowance for the cost of such obsolete inventory.

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

Revenue Recognition

Products – The Company recognizes revenue from the sale of new engines for use with compressed natural gas, engine components to convert existing engines to compressed natural gas use and components for the maintenance of natural gas engines.  Revenues are recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At March 31, 2017, the Company had net operating loss carry forwards of approximately $5,772,304 through 2034. No tax benefit has been reported in the March 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On February 10, 2017, in consideration of their services as independent directors, Omnitek granted to each of Messrs. Gary S. Maier, George G. Chachas, and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $0.164, representing 100% of the closing price (i.e. $0.164) of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

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

1.  Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of March 31, 2017 and the audited balance sheet as of December 31, 2016, the condensed unaudited Statements of Operations for the three month periods ended March 31, 2017 and 2016, and the condensed unaudited Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1) Previously filed on Form on Form 10 on April 27, 2010

(2) Previously filed on Form 8-K on August 2, 2012

(3) Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: May 15, 2017
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: May 15, 2017	/s/ Richard L. Miller
By: Richard L. Miller
Its: Chief Financial Officer Principal Financial Officer