Form 10-Q
period 2017-06-30
Omnitek Engineering Corp
filed 2017-08-14
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
Emerging growth company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 11, 2017, the Registrant had 20,281,082 shares of its no par value Common Stock outstanding

.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$96,973	$17,782
Accounts receivable, net	76,227	28,159
Accounts receivable - related parties	7,513	7,005
Inventory, net	1,876,470	1,869,900
Prepaid expense	-	5,324
Costs and estimated earnings in excess of billings	-	30,973
Deposits	35,744	21,716

Total Current Assets	2,092,927	1,980,859

FIXED ASSETS, net	19,391	31,839

OTHER ASSETS
Other noncurrent assets	14,280	14,280

Total Other Assets	14,280	14,280

TOTAL ASSETS	$2,126,598	$2,026,978

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$345,697	$325,255
Accrued management compensation	399,154	314,788
Accounts payable - related parties	56,702	18,373
Billings in excess of costs and estimated earnings	5,998	-
Customer deposits	243,496	87,114

Total Current Liabilities	1,051,047	745,530

Total Liabilities	1,051,047	745,530

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value 20,281,082 shares issued and outstanding, respectively	8,411,411	8,411,411
Additional paid-in capital	11,815,574	11,620,841
Accumulated deficit	(19,151,434)	(18,750,804)

Total Stockholders' Equity	1,075,551	1,281,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,126,598	$2,026,978

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30	June 30	June 30	June 30
	2017	2016	2017	2016

REVENUES	$242,021	$247,177	$531,445	$576,223
REVENUES, related parties	4,293	5,139	6,523	15,676
Total revenues	246,314	252,316	537,968	591,899
COST OF GOODS SOLD	145,794	148,316	298,407	320,493
GROSS MARGIN	100,520	104,000	239,561	271,406

OPERATING EXPENSES

General and administrative	249,017	341,461	549,139	654,257
Research and development	33,805	46,897	73,689	94,303
Depreciation and amortization	6,224	6,976	12,448	14,463

Total Operating Expenses	289,046	395,334	635,276	763,023

LOSS FROM OPERATIONS	(188,526)	(291,334)	(395,715)	(491,617)

OTHER INCOME (EXPENSE)

Other income	-	1,144	-	5,374
Interest expense	(2,263)	(1,949)	(4,115)	(2,640)

Total Other Income (Expense)	(2,263)	(805)	(4,115)	2,734

LOSS BEFORE INCOME TAXES	(190,789)	(292,139)	(399,830)	(488,883)
INCOME TAX EXPENSE	800	800	800	800

NET LOSS	$(191,589)	$(292,939)	$(400,630)	$(489,683)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	20,281,082	20,030,533	20,281,082	20,005,807

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows (unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(400,630)	$(489,683)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	12,448	14,463
Options and warrants	94,733	118,068
Changes in operating assets and liabilities:
Accounts receivable	(48,068)	(9,130)
Accounts receivable–related parties	(508)	4,200
Costs and estimated earnings in excess of billings	371	-
Deposits	(14,028)	600
Prepaid expense	5,324	726
Inventory	(6,570)	37,356
Accounts payable and accrued expenses	20,442	81,032
Customer deposits	156,382	(3,164)
Accounts payable-related parties	38,329	561
Billings in excess of costs and estimated earnings	36,600	-
Accrued management compensation	184,366	66,250

Net Cash Provided by (Used in) Operating Activities	79,191	(178,721)

INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from stock sale	-	100,000

Net Cash Provided by Financing Activities	-	100,000

NET INCREASE (DECREASE) IN CASH	79,191	(78,721)
CASH AT BEGINNING OF YEAR	17,782	105,846

CASH AT END OF PERIOD	$96,973	$27,125

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$3,780	$2,640
Income taxes	$800	$800
NON CASH INVESTING AND FINANCING ACTIVITIES
Options issued for accrued salary	$100,000	$-

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2017

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements.  The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market. The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	June 30,	December 31,
Location : Vista, CA	2017	2016
Raw materials	$997,817	$965,821
Finished goods	1,201,724	1,247,230
Work in process	20,080	-
Allowance for obsolete inventory	(343,151)	(343,151)
Total	$1,876,470	$1,869,900

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $-0-, for the periods ended June 30, 2017 and June 30, 2016, respectively.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2017

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
Production equipment	$61,960	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(125,940)	(113,492)
Total	$19,391	$31,839

Depreciation expense for the six month periods ended June 30, 2017 and June 30, 2016 was $12,448 and $14,183, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had -0- and -0- stock options and warrants that would have been included in the fully diluted earnings per share as of June 30, 2017 and December 31, 2016, respectively.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2017 and December 31, 2016 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2017

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional operating capital through the sale of debt or equity securities. Management believes that with sufficient working capital, from financing activities or from sales of the Company’s products, the Company will be able to meet its obligations and continue as a going concern. However, there is no assurance that the Company will be successful in its plan.

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

The two tables below set forth thet costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through June 30, 2017 and December 31, 2016 and reconcile the net excess billings to the amounts included in the balance sheets at those dates.

	June 30,	December 31,
	2017	2016
Cost incurred on uncompleted contracts	$102,048	$100,335
Estimated earnings	50,054	52,138
	152,102	152,473
Billings on uncompleted contracts	(158,100)	(121,500)
Costs incurred and estimated earnings over (under) billings on uncompleted contracts	(5,998)	30,973

Included in the accompanying balance sheets under the following captions:

	June 30,	December 31,
	2017	2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$30,973
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,998)	-
Net amount of costs and estimated earnings on uncompleted contracts above (below) billings	$(5,998)	$30,973

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of June 30, 2017, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2017

(unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

20% interest in Omnitek Peru S.A.C.  As of June 30, 2017 and December 31, 2016, the Company was owed $7,513 and $7,005, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of June 30, 2017 and December 31, 2016, the Company owed related parties for such expenses, goods and services in the amounts of $56,702 and $18,373, respectively.

Accrued Management Expenses

For the periods ended June 30, 2017 and December 31, 2016, the Company’s president, chief financial officer and vice president were due amounts for services performed for the Company.

As of June 30, 2017 and December 31, 2016 the accrued management fees consisted of the following:

	June 30,	December 31,
	2017	2016
Amounts due to the president	$250,257	$210,257
Amounts due to the chief financial officer	72,203	35,962
Amounts due to the vice president	76,694	68,569
Total	$399,154	$314,788

NOTE 5 -  STOCK OPTIONS AND WARRANTS

During the six months ended June 30, 2017 and 2016, the Company granted 350,000 and 250,000 options for services, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized expense of $94,733 and $118,068, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $59,640. During the six months ended June 30, 2017 and 2016, the Company granted 555,556 and 470,000 options to the CEO for accrued compensation, respectively.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of December 31, 2014 the remaining 2,590,000 options previously issued under the plan expired. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2017 the Company has a total of 815,000 options issued under the plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2017 the Company has a total of 1,875,556 options issued under the plan. During the six months ended June 30, 2017 and 2016 the Company issued -0- and -0- warrants, respectively.

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. When determining expected volatility, the Company considers the historical performance of the Company’s stock, as well as implied volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The expected term of the

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2017

(unaudited)

NOTE 5 -  STOCK OPTIONS AND WARRANTS (CONTINUED)

options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised. The Company uses historical data to estimate the timing and amount of forfeitures.

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	June 30, 2017	June 30, 2016
Expected volatility	105%	87%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	2.22%	1.52%

A summary of the status of the options and warrants granted at June 30, 2017 and December 31, 2016 and changes during the periods then ended is presented below:

	June 30,		December 31,
	2017		2016
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	4,510,313	$2.81	3,890,313	$3.28
Granted	905,556	0.18	720,000	0.28
Exercised	-	-	-	-
Expired or cancelled	(2,725,313)	3.88	(100,000)	2.74
Outstanding at end of period	2,690,556	0.85	4,510,313	2.81
Exercisable	2,430,556	$0.85	4,222,813	$2.93

A summary of the status of the options and warrants outstanding at June 30, 2017 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	1,950,556	5.93 years	1,717,223	0.26
$1.00-1.99	215,000	1.63 years	215,000	1.41
$2.00-2.99	525,000	2.27 years	498,333	2.52

$0.01-2.99	2,690,556	4.87 years	2,430,556	$0.85

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2017

(unaudited)

NOTE 6 -  SUBSEQUENT EVENTS

In accordance with ASC 855, the Company’s management has evaluated the subsequent events through the date the financial statements were issued and has found no subsequent events to report.

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

Results of Operations

For the three months ended June 30, 2017 and 2016

Revenues were $246,314 for the three months ended June 30, 2017 compared with $252,316 for the three months ended June 30, 2016, a decrease of $6,002.

Cost of sales was $145,794 for the three months ended June 30, 2017 compared with $148,316 for the three months ended June 30, 2016, a decrease of $2,522. Our gross margin percentage was 41% for the three months ended June 30, 2017 and 41% for the same period in 2016.

Operating expenses for the three months ended June 30, 2017 were $289,046 compared with $395,334 in the same period in 2016, a decrease of $106,288 or 27%. General and administrative expense for the three months ended June 30, 2017 was $249,017 compared with $341,461 for the three months ended June 30, 2016.  Major components of general and administrative expenses for the three months ended June 30, 2017 were professional fees of $10,270, rent expense of $24,830, and salary and wages of $101,183. This compares to professional fees of $20,593, rent expense of $20,317 and salaries and wages of $122,076 for the three months ended June 30, 2016.  For the three months ended June 30, 2017 research and development outlays were decreased to $33,805 compared with $46,897 for the three months ended June 30, 2016.

Our net loss for the three months ended June 30, 2017 was $191,589, or ($0.01) per share, compared with a net loss of $292,939, or ($0.01) per share, for the three months ended June 30, 2016.  The decreased net loss was primarily due to reduced general and administrative expenses during the three months ended June 30, 2017 over the same period a year earlier.

Results for the three months ended June 30, 2017 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $25,200 and depreciation and amortization of $6,224.  For the three month period a year earlier non-cash expenses included options and warrants granted in the amount of $81,969 and depreciation and amortization of $6,976.

For the six months ended June 30, 2017 and 2016

Revenues decreased to $537,968 for the six months ended June 30, 2017 from $591,899 for the six months ended June 30, 2016, a decrease of $53,931 or 9%. The decrease is attributable to the timing of product shipments.

Our cost of sales decreased to $298,407 for the six months ended June 30, 2017 from $320,493 for the six months ended June 30, 2016, a decrease of $22,086. Our gross margin was 45% for the six months ended June 30, 2017 compared to 46% in 2016.

Our operating expenses for the six months ended June 30, 2017 were $635,276 compared to $763,023 in 2016, a decrease of $127,747 or 17%.  General and administrative expense for the six months ended June 30, 2017 was $549,139 as compared to $654,257 for the six months ended June 30, 2016. Major components of general and administrative expenses for the six months ended June 30, 2017 were professional fees of $30,899, rent expense of $57,792 and salary and wages of $204,169. This compares to professional fees of $51,978, rent expense of $48,053, and salary and wages of $241,362 for the six months ended June 30, 2016. Research and development outlays were decreased to $73,689 for the six months ended June 30, 2017 compared to $94,303 for the six months ended June 30, 2016.

Our net loss for the six months ended June 30, 2017 was $400,630, or $0.02 per share, compared to a net loss of $489,683, or $0.02 per share, for the six months ended June 30, 2016. The decreased loss was the result of reductions in both general and administrative expenses and research and development expenses.

Results for the six months ended June 30, 2017 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $94,733 and depreciation and amortization of $12,448. For the six-month period a year earlier, non-cash expenses for the value of options and warrants granted were $118,068 and depreciation and amortization of $14,463.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At June 30, 2017, our current liabilities totaled $1,051,047 and our current assets totaled $2,092,927, resulting in positive working capital of $1,041,880 and a current ratio of 1.99.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $19,151,434 at June 30, 2017, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow.

Operating Activities

We realized a positive cash flow from operations of $79,191 for the six months ended June 30, 2017 compared with a negative cash flow of $178,721 during the six months ended June 30, 2016.

Included in the net loss of $400,630 for the six months ended June 30, 2017 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $94,733 and depreciation and amortization of $12,448.  Excluding these non-cash amounts, our adjusted EBITDA for the six months ended June 30, 2017 would be a loss of $293,449.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At June 30, 2017, the Company had net operating loss carry forwards of approximately $5,772,304 through 2034. No tax benefit has been reported in the June 30, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2017 and the audited balance sheet as of December 31, 2016, the condensed unaudited Statements of Operations for the three month periods ended June 30, 2017 and 2016, and the condensed unaudited Statements of Cash Flows for the three month periods ended June 30, 2017 and 2016, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: August 11, 2017
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: August 11, 2017	/s/ Richard L. Miller
By: Richard L. Miller
Its: Chief Financial Officer Principal Financial Officer