Form 10-Q
period 2017-09-30
Omnitek Engineering Corp
filed 2017-11-08
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2017

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

As of November 8, 2017, the Registrant had 20,281,082 shares of its no par value Common Stock outstanding

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$44,444	$17,782
Accounts receivable, net	28,457	28,159
Accounts receivable - related parties	7,654	7,005
Inventory, net	1,898,755	1,869,900
Prepaid expense	-	5,324
Costs and estimated earnings in excess of billings	-	30,973
Deposits	41,330	21,716

Total Current Assets	2,020,640	1,980,859

FIXED ASSETS, net	13,245	31,839

OTHER ASSETS
Other noncurrent assets	14,280	14,280

Total Other Assets	14,280	14,280

TOTAL ASSETS	$2,048,165	$2,026,978

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$288,185	$325,255
Accrued management compensation	437,897	314,788
Accounts payable - related parties	75,311	18,373
Billings in excess of costs and estimated earnings	30,000	-
Customer deposits	265,594	87,114

Total Current Liabilities	1,096,987	745,530

Total Liabilities	1,096,987	745,530

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value 20,281,082 shares issued and outstanding	8,411,411	8,411,411
Additional paid-in capital	11,841,050	11,620,841
Accumulated deficit	(19,301,283)	(18,750,804)

Total Stockholders' Equity	951,178	1,281,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,048,165	$2,026,978

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations (unaudited)

	For the Three Months Ended September 30 2017	For the Three Months Ended September 30 2016	For the Nine Months Ended September 30 2017	For the Nine Months Ended September 30 2016

REVENUES	$263,572	$354,533	$795,018	$930,755
REVENUES, related parties	12,669	517	19,192	16,193
Total Revenues	276,241	355,050	814,210	946,948
COST OF GOODS SOLD	158,358	200,894	456,765	521,387
GROSS MARGIN	117,883	154,156	357,445	425,561

OPERATING EXPENSES

General and administrative	240,477	306,535	789,618	960,789
Research and development	18,978	57,402	92,667	151,706
Depreciation and amortization	6,147	6,617	18,594	21,081

Total Operating Expenses	265,602	370,554	900,879	1,133,576

LOSS FROM OPERATIONS	(147,719	(216,398)	(543,434)	(708,015)

OTHER INCOME (EXPENSE)

Other income	-	200	-	5,574
Interest expense	(2,130)	(1,711)	(6,245)	(4,351)

Total Other Income (Expense)	(2,130)	(1,511)	(6,245)	1,223

LOSS BEFORE INCOME TAXES	(149,849)	(217,909)	(549,679)	(706,792)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(149,849)	$(217,909)	$(550,479)	$(707,592)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	20,281,082	20,273,473	20,281,082	20,095,681

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows (unaudited)

	For the Nine Months Ended September 30 2017	For the Nine Months Ended September 30 2016
OPERATING ACTIVITIES
Net loss	$(550,479)	$(707,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	18,594	21,081
Options and warrants	120,209	148,955
Common stock issued for services	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	(298)	(1,078)
Accounts receivable–related parties	(649)	13,882
Costs and estimated earnings in excess of billings	30,973	(21,242)
Deposits	(19,614)	2,331
Prepaid expense	5,325	726
Inventory	(28,855)	112,080
Accounts payable and accrued expenses	(37,070)	195,629
Customer deposits	178,479	(111,453)
Accounts payable-related parties	56,938	2,928
Billings in excess of costs and estimated earnings	30,000	-
Accrued management compensation	223,109	124,712

Net Cash Provided by (Used in) Operating Activities	26,662	(199,041)

INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from stock sale	-	100,000

Net Cash Provided by Financing Activities	-	100,000

NET INCREASE (DECREASE) IN CASH	26,662	(99,041)
CASH AT BEGINNING OF YEAR	17,782	105,846

CASH AT END OF PERIOD	$44,444	$6,805

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$5,721	$1,711
Income taxes	$800	$800
NON CASH INVESTING AND FINANCING ACTIVITIES
Options issued for accrued salary	$100,000	$-

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2017

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2017 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements.  The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full years.

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

Inventory

Inventory is stated at the lower of cost or market. The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	September 30,	December 31,
Location : Vista, CA	2017	2016
Raw materials	$1,003,613	$965,821
Finished goods	1,211,721	1,247,230
Work in process	26,572	-
Allowance for obsolete inventory	(343,151)	(343,151)
Total	$1,898,755	$1,869,900

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $-0-, for the periods ended September 30, 2017 and September 30, 2016, respectively.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2017

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
Production equipment	$61,960	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(132,086)	(113,492)
Total	$13,245	$31,839

Depreciation expense for the nine month periods ended September 30, 2017 and September 30, 2016 was $18,594 and $21,081, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,406,806 stock options and warrants that would have been included in the fully diluted earnings per share as of September 30, 2017. However, the common stock equivalents were not included in the loss per share computation because they are anti-dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2017 and December 31, 2016 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2017

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

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through September 30, 2017 and December 31, 2016 and reconcile the net excess billings to the amounts included in the balance sheets at those dates.

	September 30,	December 31,
	2017	2016
Cost incurred on uncompleted contracts	$-	$100,335
Estimated earnings	-	52,138
	-	152,473
Billings on uncompleted contracts	(30,000)	(121,500)
Costs incurred and estimated earnings over (under) billings on uncompleted contracts	(30,000)	30,973

Included in the accompanying balance sheets under the following captions:

	September 30,	December 31,
	2017	2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$30,973
Billings in excess of costs and estimated earnings on uncompleted contracts	(30,000)	-
Net amount of costs and estimated earnings on uncompleted contracts above (below) billings	$(30,000)	$30,973

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2017

(unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of September 30, 2017, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of September 30, 2017 and December 31, 2016, the Company was owed $7,654 and $7,005, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of September 30, 2017 and December 31, 2016, the Company owed related parties for such expenses, goods and services in the amounts of $75,311 and $18,373, respectively.

Accrued Management Expenses

For the periods ended September 30, 2017 and December 31, 2016, the Company’s president, chief financial officer and vice president were due amounts for services performed for the Company.

As of September 30, 2017 and December 31, 2016 the accrued management fees consisted of the following:

	September 30,	December 31,
	2017	2016
Amounts due to the president	$284,322	$210,257
Amounts due to the chief financial officer	72,818	35,962
Amounts due to the vice president	80,757	68,569
Total	$437,897	$314,788

NOTE 5 -  STOCK OPTIONS AND WARRANTS

During the nine months ended September 30, 2017 and 2016, the Company granted 350,000 and 250,000 options for services, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized expense of $120,209 and $148,955, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $34,163. During the nine months ended September 30, 2017 and 2016, the Company granted 555,556 and 470,000 options to the CEO for accrued compensation, respectively.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of December 31, 2014 the remaining 2,590,000 options previously issued under the plan expired. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2017 the Company has a total of 815,000 options issued under the plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2017 the Company has a total of 1,875,556 options issued under the plan. During the nine months ended September 30, 2017 and 2016 the Company issued -0- and -0- warrants, respectively.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2017

(unaudited)

NOTE 5 -  STOCK OPTIONS AND WARRANTS (CONTINUED)

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	September 30, 2017	September 30, 2016
Expected volatility	105%	87%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	2.22%	1.52%

A summary of the status of the options and warrants granted at September 30, 2017 and December 31, 2016 and changes during the periods then ended is presented below:

	September 30,		December 31,
	2017		2016
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	4,510,313	$2.81	3,890,313	$3.28
Granted	905,556	0.18	720,000	0.28
Exercised	-	-	-	-
Expired or cancelled	(2,775,313)	3.84	(100,000)	2.74
Outstanding at end of period	2,640,556	0.83	4,510,313	2.81
Exercisable	2,406,806	$0.84	4,222,813	$2.93

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2017

(unaudited)

NOTE 5 -  STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of the options and warrants outstanding at September 30, 2017 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	1,950,556	5.68 years	1,723,473	0.26
$1.00-1.99	165,000	1.85 years	165,000	1.29
$2.00-2.99	525,000	2.01 years	518,333	2.52

$0.01-2.99	2,640,556	4.71 years	2,406,806	$0.82

NOTE 6 -  SUBSEQUENT EVENTS

On October 27, 2017 the shareholders approved the Omnitek Engineering Corp. 2017 Long-Term Incentive Plan, under which 5,000,000 shares of Company’s common stock were reserved for issuance of both Incentive Stock Options to employees only and Nonstatutory Stock Options to employees and consultants at its discretion.

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

Results of Operations

For the three months ended September 30, 2017 and 2016

Revenues were $276,241 for the three months ended September 30, 2017 compared with $355,050 for the three months ended September 30, 2016, a decrease of $78,809. The decrease is primarily attributable to the recognition of long-term contract revenues.

Cost of sales was $158,358 for the three months ended September 30, 2017 compared with $200,894 for the three months ended September 30, 2016, a decrease of $42,536. Our gross margin percentage was 43% for the three months ended September 30, 2017 and 43% for the same period in 2016.

Operating expenses for the three months ended September 30, 2017 were $265,602 compared with $370,554 in the same period in 2016, a decrease of $104,952 or 28%. General and administrative expense for the three months ended September 30, 2017 was $240,477 compared with $306,535 for the three months ended September 30, 2016.  Major components of general and administrative expenses for the three months ended September 30, 2017 were professional fees of $14,730, rent expense of $25,746, and salary and wages of $104,018. This compares to professional fees of $13,129, rent expense of $23,568 and salaries and wages of $140,226 for the three months ended September 30, 2016.  For the three months ended September 30, 2017 research and development outlays were decreased to $18,978 compared with $57,402 for the three months ended September 30, 2016. The decrease reflects a reduction in active research and development projects.

Our net loss for the three months ended September 30, 2017 was $149,849, or ($0.01) per share, compared with a net loss of $217,909, or ($0.01) per share, for the three months ended September 30, 2016.  The decreased net loss was primarily due to reduced general and administrative expenses during the three months ended September 30, 2017 over the same period a year earlier.

Results for the three months ended September 30, 2017 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $25,476 and depreciation and amortization of $6,147.  For the three month period a year earlier non-cash expenses included options and warrants granted in the amount of $30,887 and depreciation and amortization of $6,617.

For the nine months ended September 30, 2017 and 2016

Revenues decreased to $814,210 for the nine months ended September 30, 2017 from $946,948 for the nine months ended September 30, 2016, a decrease of $132,738 or 14%, attributable to reduced customer demand.

Our cost of sales decreased to $456,765 for the nine months ended September 30, 2017 from $521,387 for the nine months ended September 30, 2016, a decrease of $64,622. Our gross margin was 44% for the nine months ended September 30, 2017 compared to 45% in 2016.

Our operating expenses for the nine months ended September 30, 2017 were $900,879 compared to $1,133,576 in 2016, a decrease of $232,697 or 21%.  General and administrative expense for the nine months ended September 30, 2017 was $789,618 as compared to $960,789 for the nine months ended September 30, 2016. Major components of general and administrative expenses for the nine months ended September 30, 2017 were professional fees of $45,629, rent expense of $83,538 and salary and wages of $308,187. This compares to professional fees of $65,107, rent expense of $71,639, and salary and wages of $381,588 for the nine months ended September 30, 2016. Research and development outlays were decreased to $92,667 for the nine months ended September 30, 2017 compared to $151,706 for the nine months ended September 30, 2016. The decrease reflects a reduction in active research and development projects.

Our net loss for the nine months ended September 30, 2017 was $550,479, or ($0.03) per share, compared to a net loss of $707,592, or ($0.04) per share, for the nine months ended September 30, 2016. The decreased loss was the result of reductions in both general and administrative expenses and research and development expenses.

Results for the nine months ended September 30, 2017 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $120,209 and depreciation and amortization of $18,594. For the nine-month period a year earlier, non-cash expenses for the value of options and warrants granted were $148,955 and depreciation and amortization of $21,081.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At September 30, 2017, our current liabilities totaled $1,096,987 and our current assets totaled $2,020,640, resulting in positive working capital of $923,653 and a current ratio of 1.84.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $19,301,283 at September 30, 2017, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow.

Operating Activities

We realized a positive cash flow from operations of $26,662 for the nine months ended September 30, 2017 compared with a negative cash flow of $199,041 during the nine months ended September 30, 2016.

Included in the net loss of $550,479 for the nine months ended September 30, 2017 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $120,209 and depreciation and amortization of $18,594.  Excluding these non-cash amounts, our adjusted EBITDA for the nine months ended September 30, 2017 would be a loss of $411,676.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At September 30, 2017, the Company had net operating loss carry forwards of approximately $5,772,304 through 2034. No tax benefit has been reported in the September 30, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2017 and the audited balance sheet as of December 31, 2016, the condensed unaudited Statements of Operations for the three and nine month periods ended September 30, 2017 and 2016, and the condensed unaudited Statements of Cash Flows for the nine month periods ended September 30, 2017 and 2016, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Amended and Restated By-Laws Adopted July 12, 2012 (2)
31.01	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (3)
31.02	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (3)
32.01	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: November 8, 2017
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: November 8, 2017	/s/ Richard L. Miller
By: Richard L. Miller
Its: Chief Financial Officer Principal Financial Officer