Form 10-K
period 2017-12-31
Omnitek Engineering Corp
filed 2018-03-30
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐No ☒

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

☐ Emerging Growth Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Issuer’s revenues for its most recent fiscal year: $1,074,213

The aggregate market value of the voting and non-voting common equity on June 30, 2017 held by non-affiliates of the registrant based on the price last sold on such date was approximately $1,642,674. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 29, 2018, there were 20,281,082 shares of the registrant’s Common Stock outstanding.

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

Financial Information

The audited financial statements for the fiscal year ended December 31, 2017 are attached hereto as Item 8 in this annual report.

Business of Issuer

Omnitek develops and sells a proprietary technology to convert diesel engines to an alternative fuel, new natural gas engines, and complementary products. Omnitek products are available for stationary applications and the global transportation markets, which includes light commercial vehicles, minibuses, heavy-duty trucks, municipal buses, as well as rail and marine applications. The technology can be applied for compressed natural gas (“CNG”), liquefied natural gas (“LNG”), or renewable natural gas (“Biogas” or “RNG”), as well as liquid petroleum gas (“Propane” or LPG”).

The technology Omnitek has developed can be used to convert most diesel engines to an alternative fuel at a cost lower than that required to purchase a new alternative fuel engine.

Engine conversions in the United States are subject to U.S. Environmental Protection Agency (“EPA”) or California Air Resources Board (“CARB”) approvals. The cost for converting an engine ranges from $15,000 to $35,000, depending on the engine model, exclusive of the cost of the natural gas storage system and labor. Engine conversions in certain foreign countries may require less sophisticated emission control components, resulting in substantially reduced costs ranging from $3,000 to $15,000, depending on the engine model and application, again exclusive of the fuel storage system and labor. We have seen a shift in demand for engine conversions, from domestic to international markets due primarily to higher diesel prices in those markets. With the price disparity between diesel and natural gas still a market driver, mostly as a result of higher taxes on diesel fuel, we anticipate most of our business to come from international markets in the foreseeable future. Additionally, we expect the 200-nation “Paris Agreement on Climate Change” and other local regulations designed to lower air pollution, to further increase demand for our technology, with foreign fleet conversions outpacing the domestic market until domestic diesel prices begin to increase.

The Company believes it is well-positioned in both global and domestic markets to capitalize on the increasing awareness of environmental concerns, and believes it has a competitive advantage over new natural gas vehicles and other available technologies for the heavy-duty engine market.

In addition to the engine conversion cost, fleets also have to consider the cost of the fuel storage tanks on the vehicle. This cost varies depending on the gas storage volume needed and the fuel tank technology used, but can range from $2,000 for a single tank system, up to $50,000 for a multi-tank system for heavy-duty class 8 over the road trucks.

Omnitek can also deliver complete new natural gas engines when local emission standards, or other conditions, require the use of new engines.

(1)Principal Products or Services.

At this time the Omnitek product line includes:

•A conversion kit for converting diesel engines to run on an alternative fuel;

•New complete natural gas engines;

•A high-pressure natural gas coalescing filter; and

•Natural gas components

Conversion Kits - Omnitek offers a solution to convert diesel engines to operate on an alternative fuel, including CNG, LNG, RNG and LPG. This engine conversion technology is the primary product offered by Omnitek. This product is packaged in kit form and is offered in two basic variations. One is designed to work on engines with a turbocharger and the other is designed to work on engines without a turbocharger.

Diesel engines have a service life of up to 20 years and require regular engine overhauls. A diesel engine conversion is not unlike an engine overhaul. Therefore, the Company’s engine conversion system enables a fleet to “overhaul/convert” its diesel engines into an alternative fuel during its normally scheduled engine overhaul, thereby reducing overall operating costs and emissions.

Diesel engine conversions offer fleet operators the opportunity to secure their investment and capitalize on the long-life of diesel engines.

At this time the Company has received US, EPA approval for the Navistar DT466E and DT530E engines, and a Certificate of Conformity for the Mack E7, Detroit Diesel Series 60 and Caterpillar 3406E, C15, C15 ACERT and C16 engine models.

On June 23, 2015, the European Union issued a EURO VI Certificate for a 12-liter natural gas engine manufactured by TEDOM and equipped with the Omnitek proprietary technology.

In addition to the Conversion Kits, Omnitek sells the individual component replacement parts for the conversion kits. The high-pressure natural gas coalescent filter is our top-selling replacement part, which is also supplied to certain new natural gas vehicle manufacturers (“OEM”) as original equipment.

The key to the success of our technology is performance and reliability, which is achieved using our patented fuel mixing device and our proprietary electronic control unit which senses engine parameters in real time and instantly makes fuel mixture adjustments to deliver the correct amount of fuel and the correct ignition timing.

Omnitek does not perform installation of the conversion kits directly, but rather trains dealers and sub-dealers around the world to perform the engine conversions using our technology. It takes four to five days of training for a dealer or sub-dealer to become proficient to perform the engine conversion. Furthermore, Omnitek has established a strategic alliance with Minneapolis, Minnesota-based engine remanufacturer Reviva to produce remanufactured and converted drop-in ready natural gas engines, and a strategic alliance with LKQ Corporation (Nasdaq: LKQ) to produce drop-in ready natural gas engines at the company’s facility in Monterrey, Mexico, to address the pent-up demand for natural gas engines in Mexico

Most diesel engines can be converted using our technology, however, there is no assurance that diesel vehicle owners will elect to convert their diesel engines to an alternative fuel. Additionally, while the Company is not aware of any other company offering similar technology for heavy duty diesel engine conversions at this time, competitors could develop such technology and there are no guarantees that the owners of the engines would choose the Omnitek conversion technology over our competitors’ technology to convert their engines.

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

Natural Gas Components – Omnitek supplies natural gas engine management components to new engine manufacturers and aftermarket customers. The high-pressure natural gas coalescent filter is used by several OE vehicle manufacturers around the world.

(2)Markets

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

The majority of our markets can best be divided into two groups:

1.Countries not requiring compliance with emissions standards, or no standards are in place (therefore emissions certification is not necessary - shorter time to market); or,

2.Countries that require compliance with emissions standards (emissions certification is necessary - longer time to market and more costly).

Additionally, within both of those two market groups above, we can further segregate the marketplace into the following categories:

1.Countries that have to import diesel (crude oil) and natural gas; or,

2.Countries that have to import diesel (crude oil), but have their own supply of natural gas.

The governments of many countries with an indigenous supply of natural gas encourage the use of their domestic fuel supply and may offer incentives to convert vehicles currently running on diesel, which is expected to increase demand for our product in those regions.

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

United States

Engine conversions in the United States are subject to regulations imposed by the U.S. Environmental Protection Agency (“EPA”), and with regard to conversions within the state of California, the California Air Resources Board (“CARB”).

In 2011, the EPA announced new regulations applicable to certifying and converting diesel and gasoline engines to operate on an alternative fuel. This was a milestone for the alternative fuel industry and a significant advancement in lessening the United States dependence on foreign oil. Converting diesel engines to operate on either CNG, LNG, RNG or LPG provides an economical and environmental solution to costly new engine replacements. These new EPA regulations have made it possible for Omnitek to certify and convert diesel engines in a cost-effective manner and introduce the technology to the U.S. market.

In 2014 CARB posted final regulations and guidelines to certify alternative fuel engine conversion systems for use in California, offering a pathway to certify our technology for use in California.

At this time the Company has received US,EPA approval for the Navistar DT466E and DT530E engines, and a Certificate of Conformity for the Mack E7, Detroit Diesel Series 60 and Caterpillar 3406E, C15, C15 ACERT and C16 engine models.

(3)Distribution Methods of the Products or Services.

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

(4)Status of any publicly announced new product or service.

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

December 6, 2017, Omnitek received contract to develop Euro 6 heavy-duty 12-liter propane (LPG) Autogas Engine for Class 8 trucks.

Throughout the year, the Company supplied its existing OE customers as well as its Dealers and Distributors around the world with conversion kits and components. TATA Motors of India has retained Omnitek as its OE supplier for of its high-pressure natural gas filter.

(5)Competitive business conditions and the Company’s competitive position in the industry and methods of competition.

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

Competition - Diesel-to-Natural Gas Engine Conversions.

The Company encounters competing products in countries where no emission standards are enforced, and where carbureted systems are still being used such as China, India, Bangladesh, Peru and others. These systems can be used to convert low-power diesel engines found in these countries. When converting emissions controlled high-power engines, as found in the USA and Western Europe, a fuel injection system, like the Omnitek system, must be used.

As of today, the Company is not aware of any direct competitors offering a similar and extensive range of engine conversion kits for heavy-duty diesel engines required to meet US EPA or European EU emissions standards. Suppliers like Westport Innovations, Bosch and Keihin supply mainly original equipment engine manufacturers and do not offer complete systems to convert diesel engines. Cummins Westport offers new natural gas engines, not engine conversion systems.

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

Competition - Dual Fuel Technology

The dual fuel technology, where natural gas is mixed with diesel and both fuels are used at the same time, offers minimal cost savings potential and is not considered a competing technology.

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

(6)Sources and availability of Raw Materials and Principal Suppliers

Omnitek does not utilize any specialized raw materials. We rely on nonaffiliated suppliers for various standard and customized components and on manufacturers of assemblies that are incorporated into our products. We do not have long-term supply or manufacturing agreements with suppliers of raw materials, components and assemblies. In some instances alternative sources may be limited. If these suppliers or manufacturers experience financial, operational, manufacturing capacity, or quality assurance difficulties, or cease production and sale of such products, or if there is any other disruption in our relationships with these suppliers or manufacturers, we will be required to locate alternative sources of supply. Our inability to obtain sufficient quantities of these components, if and as required in the future, may subject us to:

•delays in delivery or shortages in components that could interrupt and delay manufacturing and result in cancellations of orders for our products;

•increased component prices and supply delays as we establish alternative suppliers; inability to develop alternative sources for product components;

•required modifications of our products, which may cause delays in product shipments, increased manufacturing costs, and increased product prices; and,

•increased inventory costs as we hold more inventory than we otherwise might in order to avoid problems from shortages or discontinuance, which may result in write-offs if we are unable to use all such products in the future.

During the year ended December 31, 2017, four suppliers accounted for 85% of products purchased compared with the year ended December 31, 2016, where four suppliers accounted for 68% of products purchased.

See Risk Factors Item “Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.”

(7)Dependence on one or few major customers.

The Company believes that the diversity of the product line offered alleviates the dependence on any customer. Through a widespread use of our product line, Omnitek is striving to develop a wide base of customers. During the year ended December 31, 2017, seven customers accounted for approximately 73% of sales compared with the year ended December 31, 2016, where eight customers accounted for approximately 67% of sales.

(8)Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration.

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

(9)Need of any governmental approval of principal products or services.

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

(10)Effect of existing or probable governmental regulations on the business.

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

(11)Research and Development.

Research and development expenditures for the last two fiscal years, 2017 and 2016, were $118,940 and $187,109 respectively, and were comprised of charges for engine certification testing, purchase of equipment and parts for R&D, and the cost of personnel in the development of products and services.

In some cases, we are contracted to develop a specific engine or component. In these cases, we require an up-front payment from the customer.

Omnitek will certify additional engine models as needed. The cost to develop and certify a specific engine model can reach $125,000.

(12)Costs and effects of compliance with environmental laws.

Except as discussed above in item number 9, our business activities are not subject to any environmental laws and we do not anticipate that our future business activities will subject the Company to any environmental compliance regulations.

(13)Number of total employees and number of full-time employees.

As of the date of this report, we employ a total of eight persons, all of which are full-time employees. These full-time employees include Werner Funk and Richard Miller, who are also officers and directors of Omnitek. We believe we have a good working relationship with our employees, who are not represented by a collective bargaining organization, and there no organized labor agreements or union agreements between Omnitek and any employees exist.

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

ITEM 1A.RISK FACTORS

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like “believes,” “anticipates,” “expects,” “estimates,”  ”envision” or similar terms. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the effect of inflation and other negative economic trends and developments on the business of our customers and other barriers, government regulation and competition. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

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

The federal and/or state governments may enact legislation or regulations that attempt to control or limit the causes of climate change, including greenhouse gas emissions such as carbon dioxide and emissions of methane. Such laws or regulations could impose additional costs or operational requirements. They could also provide a cost advantage to alternative energy sources. The focus on climate change could negatively impact the reputation of fossil fuel products or services. The occurrence of these events could put upward pressure on the cost of natural gas relative to other energy sources, reduce the demand for natural gas, negatively affecting our growth opportunities, cash flows and earnings.

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

Our components and engines may be subject to extensive statutory and regulatory requirements governing emission and noise, including standards imposed by the EPA, the European Union, state regulatory agencies, such as CARB, and other regulatory agencies around the world. We have made, and may be required to continue to make, significant capital and research expenditures to comply with these regulations. Developing engines and components to meet numerous changing government regulatory requirements, with different implementation timelines and requirements, makes developing components and engines efficiently for multiple markets complicated and could result in substantial additional costs that may be difficult to recover in certain markets. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions. While we have met previous deadlines, our ability to comply with other existing and future regulatory standards will be essential for us to maintain our position in the markets we serve. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties.

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

The level of demand for our products and services is influenced in multiple ways by the price and availability of energy. High diesel costs generally drive greater demand for natural gas and LPG engines in countries in which we operate. If diesel costs decrease or increase less than expected, demand for our products may likewise decrease. The relative unavailability of electricity in some emerging market countries also influences demand for our products for electric generators. If these countries add energy capacity by expanding their power grids at a rate equal to or faster than the growth in demand for energy, the demand for our genset products could also decrease or increase less than would otherwise be the case.

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

Our business is affected by government environmental policies, mandates and regulations around the world, most significantly with respect to emission standards. Examples of such regulations include those that (1) restrict the sale of engines that do not meet emission standards, and (2) impose penalties on sellers of non-compliant engines. There can be no assurance that these policies, mandates and regulations will be continued or expanded as assumed in our growth strategy. Incumbent industry participants with a vested interest in gasoline and diesel, many of which have substantially greater resources than we do, may invest significant resources in an effort to influence environmental regulations in ways that delay or repeal requirements for more stringent carbon, particulate matter and other emissions.

We generally must obtain certification from the EPA or CARB to sell our engines and engine conversion kits in the United States. We may attempt to expand sales of our engines and engine conversion kits to other countries with strict emissions regulations. Accordingly, future sales of our product will depend upon them being certified to meet the existing and future air quality and energy standards imposed by the relevant regulatory agencies. While we incur significant research and developments costs to ensure that our products comply with emission standards and meet certification requirements in the regions where our products are sold, we cannot provide assurance that our products will continue to meet these standards. The failure to comply with certification requirements would not only adversely affect future sales but could result in the recall of our products or civil or criminal penalties.

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

The prices of various fuel alternatives are subject to fluctuation, based upon many factors, including changes in resource bases, pipeline transportation capacity for natural gas, refining capacity for crude oil and government excise and fuel tax policies. The price differential among various fuel alternatives can impact customers and their decisions to buy product from us.

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

We have sales and distribution activities in counties where we may lack sufficient expertise, knowledge of local customs or contacts. There can be no assurance that we will be able to maintain our current relationship with these foreign customers, or that we will be able to develop effective, similar relationships in foreign markets into which we supply our products in the future.

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

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Business, political and economic factors may affect our operations, the manner in which we conduct our business and our rate of growth.

If the World economic conditions deteriorate or do not improve, our target consumer base may be disproportionately affected. Stagnant economic growth is likely to negatively affect our customers' ability to purchase our goods. The resulting impact of such economic conditions on our customers and on consumer spending could have a material adverse effect on demand for our products and on our business, financial condition and operating results.

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

A global economic crisis could result in decreases in customer spending

We operate in competitive and evolving markets locally, nationally and globally. These markets are subject to rapid technological change and changes in demand. In seeking market acceptance, we will encounter competition from many sources, including other well-established and dominant larger providers such as Bosch, Siemens, Cummings, Volvo and Mercedes. Many of these competitors have substantially greater financial, marketing and other resources than Omnitek. Our revenue could be materially adversely affected if we are unable to compete successfully with these other providers.

There is uncertainty relating to the ability of the company to enforce its rights under certain dealer agreements

Many of the dealer agreements are with foreign entities and are governed by the laws of foreign jurisdictions. If a dealer breaches a dealer agreement, we will incur the additional costs of determining our rights and obligations under the agreement, under applicable foreign laws, and enforcing the agreement in a foreign jurisdiction. Many of the jurisdictions to which dealer agreements are subject do not have sophisticated and/or impartial legal systems and we may face practical difficulties in enforcing any of our rights in such jurisdictions. We may not be able to enforce such rights or may determine that it would be too costly to enforce such rights. In addition, some of the dealer agreements contain arbitration provisions that govern disputes under the agreements and there is uncertainty with respect to the enforceability of such arbitration provisions under the laws of related foreign jurisdictions. If a dispute were to arise under a dealer agreement and the related arbitration provision was not effective, we would be exposed to the additional costs of settling the dispute through traditional legal avenues rather than through an arbitration process.

The Company may be subject to other third-party intellectual property rights claims

Companies in our industry often own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As competition in the industry increases, the possibility of intellectual property rights claims against Omnitek may grow. Omnitek’s technologies may not be able to withstand third-party claims or rights against their use. Intellectual property claims, whether having merit or otherwise, could be time consuming and expensive to litigate or settle and could divert management resources and attention. In addition, many of Omnitek’s agreements require that Omnitek indemnify for third-party intellectual property infringement claims, which could increase Omnitek’s costs as a result of defending such claims and may require that Omnitek pay the damages if there were an adverse ruling in any such claims. If litigation is successfully brought by a third party against Omnitek in respect of intellectual property, Omnitek may be required to cease distributing or marketing certain products or obtain licenses from the holders of the intellectual property at material cost, redesign affected products in such a way as to avoid infringing intellectual property rights, any or all of which could materially adversely affect our business, financial condition and results of operations. If those intellectual property rights are held by a competitor, Omnitek may be unable to obtain the intellectual property at any price, which could also adversely affect our competitive position. An adverse determination could also prevent Omnitek from offering its products. Any of these results could harm our business, financial condition and results of operations.

The Company is subject to foreign business, political and economic disruption risks

Omnitek contracts with various entities from around the world. As a result, we are exposed to foreign business, political and economic risks, which could adversely affect our financial position and results of operations, including:

•difficulties in managing dealer relationships from outside of a dealer’s jurisdiction;

•political and economic instability;

•less developed infrastructures in newly industrializing countries;

•susceptibility to business interruption in foreign areas due to war, terrorist attacks, medical epidemics, changes in political regimes, and general interest rate and currency instability;

•exposure to possible litigation or claims in foreign jurisdictions; and,

•competition from foreign-based providers and the existence of protectionist laws and business practices that favor such providers.

Early stage of the Company and its products

Omnitek has generated limited revenue from operations and may not generate any significant or sufficient revenue from its current operations to continue future operations. To achieve profitable operations, Omnitek, alone or with others, must successfully initiate and maintain sales and distribution of our products. The time frame necessary to achieve market success for any individual product is uncertain. There can be no assurance that Omnitek’s efforts will be successful, that any of our products will prove to meet the anticipated levels of approval or effectiveness, or that we will be able to obtain and retain customers.

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

Uncertainty of future sales

We require the commitment of substantial resources to advertisement, marketing and distribution of our products, however there can be no assurance that our products will meet the effectiveness required to be competitive in the market place and that our products achieve customer acceptance.

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

Omnitek plans to assemble certain products in-house after receiving components from outside vendors. Other products such as engines or components for future products may be produced or manufactured by outside companies for Omnitek. Therefore, Omnitek may be dependent on contract manufacturers for the production and manufacturing of certain products or components for products. In the event that we are unable to obtain or retain the necessary manufacturers for components or products on acceptable terms, we may not be able to continue to commercialize and market our products as planned. The manufacture of Omnitek’s products will be subject to current good manufacturing practices (“GMP”) requirements prescribed by Omnitek in order to meet the specifications and other standards prescribed by Omnitek to satisfy the anticipated and appropriate levels of operations and effectiveness when in use. There can be no assurance that we will be able to (i) obtain adequate supplies of products in a timely fashion at acceptable quality and prices, (ii) enter into arrangements for the manufacture of products with manufacturers whose facilities and procedures comply with Omnitek’s GMP or other regulatory requirements, should any such regulatory requirements arise, (iii) or that manufacturers will continue to comply with such standards, or (iv) that such manufacturers will be able to adequately meet Omnitek product needs. Omnitek’s dependence upon others for the manufacture of its proposed products may adversely affect our ability to develop and deliver products on a timely and competitive basis.

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

Approximately seven customers accounted for 73% of revenue for the year ended December 31, 2017, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability

These customers are free to purchase from other suppliers who may have more established distribution channels and other competitive advantages, such as price. In addition, our customers’ need for our products depends on many factors including the worldwide and regional fuel prices, and various governmental regulations. If any of the latter factors change significantly, our customers’ demand for our products might decline substantially.

The loss of any of these customers could have a materially adverse effect on our results of operations and financial condition. At the minimum, it would have a materially adverse effect on our operations during the short-term until we are able to generate replacement customers. For more information about dependence on a few major customers, please see Item 1. Description of Business - “Dependence on One or Few Major Customers.”

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

Each of the following could also significantly harm our operating results:

•an unwillingness of a supplier to supply such components to us;

•consolidation of key suppliers;

•failure of a key supplier to provide enough components;

•a key supplier’s, or sub-supplier’s, inability to access credit necessary to operate its business; or

•failure of a key supplier to remain in business.

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

ITEM 2. PROPERTIES

The Company owns no real property and has a five-year lease agreement for its principal executive offices and related engineering and assembly facilities located in approximately 25,000 square feet of space at 1333 Keystone Way, Suite 101, Vista, California 92081. During the year ended December 31, 2017, lease payments were $193,631.  For the fiscal year ended December 31, 2016, lease payments were $187,684. Our existing space should be adequate for our needs for the next few years, however as the Company enters the U.S. market, there is the possibility we will need to expand our facilities again.

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

	Company Common Stock Prices
2017	High	Low
Quarter ended December 31	$0.11	$0.06
Quarter ended September 30	0.15	0.05
Quarter ended June 30	0.19	0.11
Quarter ended March 31	0.21	0.13

2016
Quarter ended December 31	$0.30	$0.18
Quarter ended September 30	0.50	0.23
Quarter ended June 30	0.51	0.11
Quarter ended March 31	0.49	0.13

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

On March 27, 2017, the last bid and ask of our common stock as reported on the OTCBB was $0.063 and $0.07, respectively.

Holders

There were approximately 44 stockholders of record as of December 31, 2017.  We believe there are in excess of 2,500 additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2017 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,640,556(1)	$1.19	5,669,444(2)

Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	2,640,556	$1.19	5,669,444

(1)Of these shares 1,875,556 are subject to options outstanding under the 2015 Plan and 765,000 are subject to options outstanding under the 2011 Plan.

(2)Represents 5,000,000 shares available for issuance under the 2017 Plan, 624,444 shares available for issuance under the 2015 Plan and 45,000 shares available for issuance under the 2011 Plan. No new awards will be granted under the 2011Plan.  Shares available under the 2015 Plan may be used for any type of award authorized in that plan, including stock options, stock appreciation rights, and full-value awards.

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

On June 30, 2017, the Board of Directors adopted the Omnitek Engineering Corp. 2017 Long-term Incentive Plan (the “2017 Plan”), under which 5,000,000 shares of Company’s Common Stock were reserved for issuance by the company to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to the Company.    The 2017 Plan was approved by the shareholders on October 27, 2017. The 2017 Plan is administered by a committee comprised of the Board of Directors of the Company or appointed by the Board of Directors, which has broad flexibility in designing stock-based incentives. The Board of Directors determines the number of shares granted and the option exercise price, pursuant to the terms of the Plan.

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2017.

Recent Sales of Unregistered Securities

See Item 9B., below regarding the sale of unregistered Securities on January 11, 2018 and January 15, 2018, subsequent to the period covered by this report.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.\

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the twelve months ended December 31, 2017 and 2016

Revenues were $1,074,213 for 2017 compared with $1,308,100 in 2016, a decrease of $233,887, or 18%. The decrease in revenues reflects, in part, lower-than-expected shipments because of customer project delays.

Our total cost of goods sold increased to $905,151 in 2017 from $775,999 in 2016, an increase of $129,152. For the 2017 period, our total cost of goods sold consisted of two line items: cost of goods sold on products sold of $599,693 and a non-cash inventory reserve adjustment of $305,458. The inventory reserve adjustment represents a non-cash charge for slow-moving inventory. Our gross margin on products sold was 44% (using $599,693 as product cost of goods sold) in 2017 compared with 41% in 2016.

Our operating expenses for 2017 were $1,195,870 compared with $1,432,098 in 2016, a decrease of $236,228, or 16%.  General and administrative expense for 2017 was $1,052,344 compared with $1,217,396 in 2016.  The decrease is due primarily to salaries and wages of $406,274 in 2017 compared with $474,830 in 2016 and options expense of $131,522 in 2017 compared with $174,242 in 2016. Major components of general and administrative expenses in 2017 were insurance expense of $148,418, rent expense of $112,874 and salary and wages of $406,274. This compares with insurance expense of $142,742, rent expense of $95,161, and salary and wages of $474,830 during 2016. Research and development outlays were $118,940 in 2017 compared with $187,109 in 2016.

Our net loss in 2017 was $1,036,297, or $0.05 per share, compared with a net loss of $901,392, or $0.04 per share, in 2016. The increased loss was primarily the result of the inventory reserve adjustment in 2017.  Additionally, operating loss for the twelve months ended December 31, 2017 was $1,026,808 compared with $899,997 for the twelve months ended December 31, 2016.  The increased operating loss was primarily due to the inventory reserve adjustment for 2017.

Results for the twelve months ended December 31, 2017 reflect non-cash expenses, including the value of options and warrants granted in the amount of $131,522, depreciation and amortization of $24,586 and the inventory reserve adjustment of $305,458. For the twelve months ended December 31, 2016, non-cash expenses and income included the value of options and warrants granted of $174,242 and depreciation and amortization of $27,593.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital.  Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At December 31, 2017, our current liabilities totaled $1,151,604 and our current assets totaled $1,606,744, resulting in positive working capital of $455,140 and a current ratio of 1.4:1.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $19,787,101 at December 31, 2017, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to, and has had no effect on, our operations or cash flow. The derivative expense and change in fair value of derivative liability was a one-time charge reflected on the Form 10-K for the year ended December 31, 2013.

Operating Activities

We realized negative cash flow from operations of $24,503 for the twelve months ended December 31, 2017 compared with negative cash flow of $188,064 during the twelve months ended December 31, 2016.

Included in the net loss of $1,036,297 for the twelve months ended December 31, 2017 are non-cash expenses, which are not a drain on our capital resources. During 2017, these non-cash expenses include the value of options and warrants granted in the amount of $131,522, depreciation and amortization of $24,586 and the inventory reserve adjustment of $305,458.  Excluding these non-cash amounts, and interest expense of $8,689, our adjusted EBITDA for the twelve months ended December 31, 2017 was a loss of $566,042.

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

Long-lived assets

Omnitek assesses the recoverability of its long-lived assets annually and whether circumstances would indicate that there may be an impairment. Omnitek compares the estimated undiscounted future cash flows to the carrying value of the long-lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, Omnitek recognizes the impairment immediately.

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

Revenue Recognition

Products - The Company recognizes revenue from the sale of services, engines and components when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

Contracts – Revenues are recognized on the percentage-of-completion method, measured by either achievement of milestones or the ratio of costs incurred up to a given date to estimated total costs for each contract. Contract costs include all direct material, labor, subcontract and other costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contracts may take up to 24 months to complete. Based on our historical experience, we generally consider the collection risk related to these amounts to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded. The current asset, “Costs and estimated earnings in excess of billings,” represents revenues recognized in excess of amounts billed to the customer, which are usually billed during normal billing processes following achievement of contractual requirements.

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

Omnitek includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2017, Omnitek had no accrued interest or penalties related to uncertain tax positions.

Omnitek files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, Omnitek is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

At December 31, 2017, Omnitek had net operating loss carry forwards of approximately $6,239,260 through 2034.  No tax benefit has been reported in the December 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

December 31, 2017 and 2016

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Omnitek Engineering Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Omnitek Engineering Corp. (“the Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2010.

Salt Lake City, UT

March 29, 2018

OMNITEK ENGINEERING CORP.
Balance Sheets
	December 31,	December 31,
	2017	2016
ASSETS
CURRENT ASSETS
Cash	$23,279	$17,782
Accounts receivable, net	7,984	28,159
Accounts receivable - related parties	3,440	7,005
Inventory net	1,554,656	1,869,900
Prepaid expense	-	5,324
Cost and estimated earnings in excess of billings	-	30,973
Deposits	17,385	21,716
Total Current Assets	1,606,744	1,980,859

FIXED ASSETS, net	7,253	31,839

OTHER ASSETS
Other noncurrent assets	14,280	14,280
Total Other Assets	14,280	14,280

TOTAL ASSETS	$1,628,277	$2,026,978

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$358,032	$325,255
Accrued management compensation	406,841	314,788
Accounts payable - related parties	114,321	18,373
Notes payable - related parties	15,000	-
Convertible notes payable - related parties	15,000	-
Billings in excess of earnings	30,000	-
Customer deposits	212,410	87,114
Total Current Liabilities	1,151,604	745,530

Total Liabilities	1,151,604	745,530

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized; no par value; 20,281,082 shares issued and outstanding	8,411,411	8,411,411
Additional paid-in capital	11,852,363	11,620,841
Accumulated deficit	(19,787,101)	(18,750,804)
Total Stockholders' Equity	476,673	1,281,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,628,277	$2,026,978
The accompanying notes are an integral part of these financial statements

OMNITEK ENGINEERING CORP.
Statements of Operations
	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
REVENUES	$1,061,544	$1,296,655
REVENUES, related parties	12,669	11,445
Total Revenues	1,074,213	1,308,100
COST OF GOODS SOLD	599,693	682,364
INVENTORY RESERVE ADJUSTMENT	305,458	93,635
Total Cost of Goods Sold	905,151	775,999
GROSS MARGIN	169,062	532,101

OPERATING EXPENSES

General and administrative	1,052,344	1,217,396
Research and development	118,940	187,109
Depreciation and amortization	24,586	27,593

Total Operating Expenses	1,195,870	1,432,098

LOSS FROM OPERATIONS	(1,026,808)	(899,997)

OTHER INCOME (EXPENSE)

Interest income	-	1
Other income	-	5,574
Interest expense	(8,689)	(6,170)

Total Other Income (Expense)	(8,689)	(595)

LOSS BEFORE INCOME TAXES	(1,035,497)	(900,592)
INCOME TAX EXPENSE	800	800

NET LOSS	$(1,036,297)	$(901,392)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	20,281,082	20,142,284
The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statements of Cash Flows
	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016
OPERATING ACTIVITIES
Net loss	$(1,036,297)	$(901,392)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation expense	24,586	27,593
Options and warrants granted	131,522	174,242
Common stock issued for services	-	20,000
Changes in operating assets and liabilities:
Accounts receivable	20,175	2,676
Accounts receivable–related parties	3,565	10,252
Deposits	4,331	(1,971)
Prepaid Expense	5,324	726
Inventory	315,244	237,563
Cost in excess of billings	30,973	(30,973)
Accounts payable and accrued expenses	32,777	180,048
Customer deposits	125,296	(143,235)
Accounts payable-related parties	95,948	10,782
Billings in excess of costs	30,000	-
Accrued management compensation	192,053	225,625
Net Cash Used in Operating Activities	(24,503)	(188,064)

INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from stock sale	-	100,000
Proceeds from convertible notes payable - related party	15,000	-
Proceeds from notes payable - related party	15,000	-
Net Cash Provided by Financing Activities	30,000	100,000

NET CHANGE IN CASH	5,497	(88,064)
CASH AT BEGINNING OF YEAR	17,782	105,846

CASH AT END OF PERIOD	$23,279	$17,782

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS CASH PAID FOR:
Interest	$7,795	$6,170
Income taxes	$800	$800
NON CASH INVESTING AND FINANCING ACTIVITIES
Options issued for accrued salary	$100,000	$100,000
The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.
Statement of Stockholders' Equity
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2015	19,981,082	8,291,411	11,346,599	(17,849,412)	1,788,598

Value of options and warrants issued for services	-	-	174,242	-	174,242

Value of options and warrants issued for accrued management comp	-	-	100,000	-	100,000

Sale of restricted stock	250,000	100,000	-	-	100,000

Common stock issued for services	50,000	20,000	-	-	20,000

Net loss for the twelve months ended December 31, 2016	-	-	-	(901,392)	(901,392)

Balance, December 31, 2016	20,281,082	8,411,411	11,620,841	(18,750,804)	1,281,448

Value of options and warrants issued for services	-	-	131,522	-	131,522

Value of options and warrants issued for accrued management comp	-	-	100,000	-	100,000

Net loss for the twelve months ended December 31, 2017	-	-	-	(1,036,297)	(1,036,297)

Balance, December 31, 2017	20,281,082	$8,411,411	$11,852,363	$(19,787,101)	$476,673
The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

Omnitek Engineering, Corp. (“Omnitek” or “the Company”) was incorporated on October 9, 2001 under the laws of the State of California. Omnitek develops and sells a proprietary technology to convert diesel engines to an alternative fuel, new natural gas engines, and complementary products. Omnitek products are available for stationary applications and the global transportation markets, which includes light commercial vehicles, minibuses, heavy-duty trucks, municipal buses, as well as rail and marine applications. The technology can be applied for compressed natural gas (“CNG”), liquefied natural gas (“LNG”), or renewable natural gas (“Biogas” or “RNG”), as well as liquid petroleum gas (“Propane” or “LPG”). Omnitek began operations on October 10, 2001, and was a spin-off from Nology Engineering, Inc.

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

d.       Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.   Allowance for doubtful accounts for the years ended December 31, 2017 and 2016 was $15,000 and $15,000, respectively. Additionally, bad debt expense for the years ended December 31, 2017 and 2016 was $2,905 and $11,280, respectively.

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

f.       Long-Lived Assets

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances would indicate that there may be an impairment.  The Company compares the estimated undiscounted future cash flows to the carrying value of the long lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, the Company will recognize the impairment immediately. No impairment expense was recognized as of December 31, 2017.

OMNITEK ENGINEERING CORP

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

j.       Revenue Recognition

Products - The Company recognizes revenue from the sale of services, engines and components when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed or determinable and (iv) the ability to collect is reasonably assured. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

Contracts – Revenues are recognized on the percentage-of-completion method, measured by either achievement of milestones or the ratio of costs incurred up to a given date to estimated total costs for each contract. Contract costs include all direct material, labor, subcontract and other costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Contracts may take up to 24 months to complete. Based on our historical experience, we generally consider the collection risk related to these amounts to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded. The current asset, “Costs and estimated earnings in excess of billings,” represents revenues recognized in excess of amounts billed to the customer, which are usually billed during normal billing processes following achievement of contractual requirements.   During the years ended December 31, 2017 and 2016, the Company recognized contract revenue of $70,175 and $122,325, respectively.

k.       Cost of Goods Sold

The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of goods sold.

l.       Research and Development

The Company expenses the costs of researching and developing its products during the period incurred. During the years ended December 31, 2017 and 2016, the Company incurred research and development expenses of $118,940 and $187,109, respectively.

OMNITEK ENGINEERING CORP

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m.       Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended December 31, 2017 and 2016, the Company expensed $-0- and $-0-, respectively.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2017, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

o.       Basic and Diluted Loss Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,379,723 stock options and warrants that would have been included in the fully diluted earnings per share as of December 31, 2017. However, the common stock equivalents were not included in the loss per share computation because they are anti-dilutive.

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

OMNITEK ENGINEERING CORP

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock.

r.       Concentration of Risks

Customers

During the year ended December 31, 2017, seven customers accounted for approximately 73% of sales.

During the year ended December 31, 2016, eight customers accounted for approximately 67% of sales.

Suppliers

During the year ended December 31, 2017, four suppliers accounted for 85% of products purchased.

During the year ended December 31, 2016, four suppliers accounted for 68% of products purchased.

s.       Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2017, the Company had an accumulated deficit of $19,787,101 and total stockholders’ equity of $476,673.  At December 31, 2017, the Company had current assets of $1,606,744 including cash of $23,279, and current liabilities of $1,151,604, resulting in working capital of $455,140. For 2017, the Company reported a net loss of $1,036,297 and net cash used by operating activities of $24,503. Management believes that based on its operating plan, the projected sales for 2018, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

t.       Newly Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or financial statements.

NOTE 3 – INVENTORY

Inventory is located in Vista, California and at December 31, 2017 and 2016 consisted of the following:

	December 31,	December 31,
	2017	2016
Raw materials	$990,945	$965,821
Finished goods	1,185,888	1,247,230
Work in progress	26,432	-
Allowance for obsolete inventory	(648,609)	(343,151)
Total	$1,554,656	$1,869,900

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $305,458 and $93,635, for the periods ended December 31, 2017 and December 31, 2016, respectively.

OMNITEK ENGINEERING CORP

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 4 – COSTS AND ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through December 31, 2017 and 2016 and reconcile the net excess billings to the amounts included in the balance sheets at those dates.

	December 31,	December 31,
	2017	2016
Cost incurred on uncompleted contracts	$–	$100,335
Estimated earnings	–	52,138
	–	152,473
Billings on uncompleted contracts	(30,000)	(121,500)
Costs incurred and estimated earnings over (under)
billings on uncompleted contracts	(30,000)	30,973

Included in the accompanying balance sheets under the following captions:

	December 31,	December 31,
	2017	2016
Costs and estimated earnings in excess of
billings on uncompleted contracts	$–	$30,973
Billings in excess of costs and	(30,000)	–
estimated earnings on uncompleted contracts	–	–
Net amount of costs and estimated earnings on
uncompleted contracts above billings	$(30,000)	$30,973

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December, 2017 and 2016 consisted of the following:

	December 31,	December 31,
	2017	2016
Production equipment	$61,960	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(138,078)	(113,492)
Total	$7,253	$31,839

Depreciation expense for the years ended December 31, 2017 and 2016 was $24,586 and $27,312, respectively.

NOTE 6 – CUSTOMER DEPOSITS

The Company may require a customer deposit from domestic and international customers.  As of December 31, 2017 and 2016 the Company had customer deposits of $212,410 and $87,114, respectively.

OMNITEK ENGINEERING CORP

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

Convertible Notes – Related Party

On November 7, 2017 the Company issued a convertible promissory note for $15,000 to a related party. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before July 7, 2018. The note has a conversion feature, wherein, at the lender’s option, at the maturity date the lender may convert the remaining unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for five trading days before the maturity date. Due to this provision, the Company considered whether the imbedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of December 31, 2017. As of December 31, 2017 and December 31, 2016 Convertible Notes – Related Party consisted of the following:

	December 31,	December 31,
	2017	2016
Convertible note, related party	$15,000	$-
Total	$15,000	$-

Note Payable – Related Party

On January 19, 2017 the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2018. As of December 31, 2017 and December 31, 2016 Note Payable – Related Party consisted of the following:

	December 31,	December 31,
	2017	2016
Note payable, related party	$15,000	$-
Total	$15,000	$-

NOTE 8 – COMMITMENTS

As of December 31, 2017 and 2016, the Company had outstanding purchase commitments for inventory totaling $116,608 and $63,274, respectively. Of these amounts, the Company had made prepayments of $16,956 as of December 31, 2017 and $21,716 as of December 31, 2016 and had commitments for future cash outlays for inventory totaling $99,652 and $41,558, respectively.

On January 10, 2013, the Company entered into an operating lease for its facilities in California. On December 21, 2017 the Company signed an agreement with the lessor to extend the lease term for an additional one-year term from its original expiration date of February 28, 2018. Future payment obligations under the terms of the operating lease (including the one-year extension) are as follows:

Years Ending
December 31
2018	$221,433
2019	38,646
Total minimum lease payments	$260,079

OMNITEK ENGINEERING CORP

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 9 – RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2017, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of December 31, 2017 and December 31, 2016, the Company was owed $3,440 and $7,005, respectively, by related parties for the purchase of products and services.

Accrued Management Expenses

During the periods ended December 31, 2017 and December 31, 2016, the Company’s president, chief financial officer and vice president were due amounts for services performed for the Company.  As of December 31, 2017 and December 31, 2016 the accrued management fees consisted of the following:

	December 31,	December 31,
	2017	2016
Amounts due to the president	$321,796	$210,257
Amounts due to the chief financial officer	85,045	35,962
Amounts due to the vice president (1)	-	68,569
Total	$406,841	$314,788

1. The total amount due to the former vice-president at December 31, 2017 is $80,444. In October 2017 the vice-president retired. As such, this employee no longer qualifies as a related party and the accrued compensation is included in accrued expenses as of December 31, 2017.

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

On July 15, 2016 the Company issued 50,000 restricted shares of common stock at a price of $.40 per share (total valuation of $20,000) in consideration of services rendered by an unrelated party.

On June 13, 2016 the Company issued 250,000 shares of its restricted common stock in consideration of a capital contribution of $100,000.

Options and Warrants

During the years ended December 31, 2017 and 2016, the Company granted 350,000 and 250,000 options for services, respectively.  During the years ended December 31, 2017 and 2016, respectively, the Company recognized expense of $131,522 and $174,242 related to options that vested during the years, respectively, pursuant to ASC Topic 718. The total remaining amount of compensation expense to be recognized in future periods is $22,850. No future compensation expense has been calculated for 150,000 options that were granted in 2015 due to the low probability that any of these options will vest before maturity. During the twelve months ended December 31, 2017 and 2016 the Company granted 555,556 and 470,000 options to the CEO for accrued compensation, respectively.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2014 the remaining 2,590,000 options previously issued under the plan expired. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both

OMNITEK ENGINEERING CORP

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2017 the Company has a total of 815,000 options issued under the plan. On

September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2017 the Company has a total of 1,875,556 options issued under the plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2017, the Company has a total of -0- options issued under the plan. During the twelve months ended December 31, 2017 and 2016 the Company issued -0- and -0- warrants, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	December 31, 2017	December 31, 2016
Expected volatility	105%	87%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	2.22%	1.52%

A summary of the status of the options and warrants granted at December 31, 2017 and December 31, 2016 and changes during the years then ended is presented below:

	December 31,		December 31,
	2017		2016
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	4,510,313	$2.81	3,890,313	$3.28
Granted	905,556	0.18	720,000	0.28
Exercised	-	-	-	-
Expired or cancelled	(2,815,313)	3.81	(100,000)	2.74
Outstanding at end of year	2,600,556	0.82	4,510,313	2.81
Exercisable	2,354,723	$0.84	4,222,813	$2.93

OMNITEK ENGINEERING CORP

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 10 – STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the options and warrants outstanding at December 31, 2017 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-1.00	1,950,556	5.43 years	1,704,723	$0.27
$1.01-2.00	125,000	1.54 years	125,000	1.18
$2.01-3.00	525,000	1.76 years	525,000	2.52
$.01-3.00	2,600,556	4.50 years	2,354,723	$0.82

A summary of the status of the options and warrants outstanding at December 31, 2016 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-1.00	1,045,000	5.83 years	824,167	$0.35
$1.01-2.00	215,000	2.13 years	215,000	1.41
$2.01-3.00	530,000	2.74 years	463,333	2.52
$3.01-4.00	2,720,313	0.27 years	2,720,313	3.88
$.01-4.00	4,510,313	1.94 years	4,222,813	$2.92

NOTE 11 – INCOME TAXES

The provision for income taxes for the year ended December 31, 2017 and 2016 consists of the following:

	December 31,	December 31,
	2017	2016
Federal
Current	$-	$-
Deferred	-	-
State
Current	$800	$800
Deferred	-	-
Income tax expense	$800	$800

OMNITEK ENGINEERING CORP

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 11 – INCOME TAXES (Continued)

Net deferred tax assets consist of the following components as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryover	$6,239,260	$5,772,304
Research and development carry forward	136,465	136,465
Related party accruals	130,538	130,538
Inventory reserve	252,958	203,549
Allowance for doubtful accounts	33,605	33,605
Accrued compensation	158,668	36,919
Deferred tax liabilities:
Depreciation	(104,924)	(111,214)
Deferred rent	(1,505)	(4,746)
Warranty allowance	4,986	(4,986)
Valuation allowance	(6,850,051)	(6,192,434)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2017 and 2016 due to the following:

	December 31,	December 31,
	2017	2016
Book loss	$(404,157)	$(351,544)
Meals and entertainment	64	259
State tax deduction	-	-
Deferred rent	(3,241)	(1,382)
Stock/Options for services	51,294	75,754
Officer’s life ins premium	1,918	921
Depreciation	(6,290)	(6,058)
Accrued compensation	67,274	48,994
Inventory reserve	119,129	36,518
Warranty allowance	-	4,986
Valuation allowance	348,816	383,903
Net operating loss carryover	(174,007)	(191,551)
Income Tax Expense	$800	$800

At December 31, 2017, the Company had net operating loss carry forwards of approximately $6,239,260 through 2034.  No tax benefit has been reported in the December 31, 2017 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

OMNITEK ENGINEERING CORP

Notes to the Financial Statements

December 31, 2017 and 2016

NOTE 12 – SUBSEQUENT EVENTS

On January 11, 2018 the Company granted a total of 290,000 Non-Qualified Stock Options pursuant to the 2015 Long-Term Incentive Plan. The Options were allocated as follows: 40,000 Options to an employee which options vest at the rate of 25% semi-annually, 50,000 Options each to two executive officers for past and continued services (vest and exercisable immediately), 50,000 Options each to three directors (total of 150,000 Options) for past and continued services (vest and exercisable immediately).

On January 15, 2018 Omnitek entered into an Employment Agreement with Werner Funk, the President and CEO of the Company. The term of the Employment Agreement shall be for a period of three (3) years which term would automatically renew for one additional year; Base Salary of $150,000 per year with such salary reviewed on an annual basis by the Board of Directors. Additionally, concurrent and pursuant to the Employment Agreement, the Company granted Mr. Funk a Stock Option to purchase 300,000 shares of Common Stock pursuant to the 2017 Long-Term Incentive Plan, which options vest 1/36 per month.

On January 19, 2018 the Company and Werner Funk, President and CEO, agreed to a one-year extension of the $15,000 related party note payable due to Mr. Funk. The extended due date is January 19, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2017.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting, using criteria established in the Internal Control - Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on that assessment, management identified a material weakness in internal control over financial reporting as of December 31, 2017 as further described below. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2017 were not effective, based on COSO’s framework.

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

ITEM 9B.OTHER INFORMATION

Subsequent Events.

Recent Sales of Unregistered Securities

On January 11, 2018, subsequent to the period covered by this report, Omnitek granted to each of Werner Funk, President and CEO, and Richard Miller, CFO, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $0.077, representing 110% of the closing price (i.e. $0.07) of the common stock of the Corporation as of such date.  Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

On January 11, 2018, Omnitek granted to an employee, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 40,000 shares of common stock, at an exercise price of $0.07, representing 100% of the closing price (i.e. $0.07) of the common stock of the Corporation as of such date.  25% of the total Options shall vest and become exercisable semi-annually, so that all shares subject to the Options will be fully vested on the second anniversary of the Effective Date.  The Options will be exercisable for a period of seven years from the Effective Date.

On January 11, 2018, in consideration for their services as independent directors, Omnitek granted to each of Messrs. Gary S. Maier, George G. Chachas, and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $0.07, representing 100% of the closing price (i.e.$0.07) of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

The securities were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933. The individual receiving the options is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

Executive Employment Agreement and Sales of Unregistered Securities

On January 15, 2018, Omnitek entered into an Employment Agreement with Werner Funk, the President and CEO of the Company.  The term of the Employment Agreement shall be for a period of three (3) years which term would automatically renew for one additional year; Base Salary of $150,000 per year with such salary reviewed on an annual basis by the Board of Directors.

The Employment Agreement began on January 15, 2018, (the “Effective Date”) and shall continue for a term of three years until January 14, 2021, which term shall automatically renew for one additional year, unless terminated earlier pursuant to other provisions of the Agreement. During the Employment Period, Omnitek agrees to pay Mr. Funk a Base Salary of $150,000 per year with such salary reviewed on an annual basis by the Board of Directors.

In addition, pursuant to the terms of the Employment Agreement, on January 15, 2018, Omnitek granted Mr. Funk, a Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 300,000 shares of common stock, at an exercise price of $0.077, representing 110% of the closing price (i.e.$0.07) of the common stock of the Corporation as of such date. One-thirty-sixth (1/36) of the total Options shall vest and become exercisable at the end of each month following the Effective Date on the same day of each month as the Effective Date, so that all shares subject to the Options will be fully vested on the third anniversary of the Effective Date.  The Options will be exercisable for a period of seven years from the Effective Date.

PART III.

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS

Identification of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director

Werner Funk	59	President, CEO, Secretary and Director	One Year	May 2001 to Present

Richard Miller	55	Chief Financial Officer and Director	One Year	October 2017 to Present

George G. Chachas	55	Director	One Year	August 2012 to Present

Gary S. Maier	63	Director	One Year	August 2012 to Present

John M. Palumbo	61	Director	One Year	October 2013 to Present

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

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of Omnitek or a Significant Employee is as follows:

Werner Funk – Mr. Funk was born in Germany.  He has been a Director and the CEO of Omnitek since its formation in May of 2001.  Mr. Funk has over 30 years of experience in international business, manufacturing, engineering, marketing and Internet commerce.  He is responsible for management, marketing and new product design.  Mr. Funk was educated in Germany where he attended high school and vocational college for automotive technology and graduated with honors receiving a bachelor degree in automotive technology.  While living in Germany, he worked for Mercedes-Benz and was the assistant crew chief of a Porsche factory sponsored racing team.  Mr. Funk moved to the United States in 1978, where upon he started Nology Engineering Inc., a California Corporation, which designs, manufactures and markets automotive products for the performance aftermarket.  Mr. Funk also currently serves as the CEO of Nology Engineering Inc. Mr. Funk is inventor of 7 registered and pending patents.

Richard Miller – Mr. Miller was appointed as a Director and Vice President of on October 27, 2017 and as the Chief Financial Officer on July 27, 2015. Mr. Miller has more than 16 years of financial management and accounting experience.  Prior to joining Omnitek, he served since 2010 as the controller for American Rim Supply, Inc., a privately held company based in Carlsbad, California. From 2006 to 2009 Mr. Miller served as assistant controller for Crestone Group, LLC, a Carlsbad-based commercial bakery with five manufacturing facilities. Earlier in his career from 2001 to 2006, he was a tax manager with J.H. Cohn, LLP, a regional full-service accounting firm headquartered in New Jersey.  Mr. Miller is a certified public accountant and double majored in communications and psychology, earning a Bachelor of Arts degree with honors from the University of California, Los Angeles.

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

John M. Palumbo – Mr. Palumbo is currently the CEO of Larsen Supply Company, a distributor of plumbing supplies.  Previously Mr. Palumbo was the CEO of Partschannel, Inc., a distributor of aftermarket collision replacement parts.   Prior to this Mr. Palumbo was the CFO at Solar Integrated Technologies, Inc., and before that the CFO for Keystone Automotive Industries, Inc.  (NASDAQ:KEYS).  Mr. Palumbo holds a Bachelor of Science degree in finance from Canisius College in Buffalo New York and obtained his EMBA from Peter F. Drucker Claremont Graduate University in Claremont California.  Mr. Palumbo is a Certified Public Accountant in the state of California.

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

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of Omnitek has been or filed:

1.A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.Engaging in any type of business practice; or

iii.Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.Any Federal or State securities or commodities law or regulation; or

ii.Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by Omnitek and representations from certain reporting persons, Omnitek believes that for the fiscal year ended December 31, 2017, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

Code of Ethics

On August 3, 2012, Omnitek, in accordance with Section 406 of the Sarbanes-Oxley Act of 2002 adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer that is reasonably designed to deter wrongdoing and to promote:

•Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationship;
•Full, fair, accurate, timely and understandable disclosure in SEC reports and in other public communications;
•Compliance with applicable governmental laws, rules and regulations;
•Prompt internal reporting of violations of the code of ethics to appropriate person or persons identified in the code of ethics; and
•Accountability for adherence to the code of ethics.

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

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2017 and 2016 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)
Werner Funk	2017	$36,462(3)	-	$77,477	-	$-	$115,939
CEO, President,	2016	$76,923(3)	-	$84,973	-	$-	$161,896
and Secretary

Janice M. Quigley	2017	$-	-	$6,900	-	$-	$6,900
Director and VP(5)	2016	$-	-	$9,800	-	$-	$9,800

Richard Miller(2)	2017	$34,327	-	$19,775	-	$-	$54,102
CFO and Director	2016	$52,308	-	$22,710	-	$-	$75,018

(1)  These amounts represent previously accrued unpaid salary owed from prior fiscal years.

(2) On July 27, 2015, Richard Miller was appointed to the Chief Financial Officer position.

(3) In 2017, Mr. Funk’s base salary according to his employment agreement with the Company was $250,000. Mr. Funk deferred $211,538 of his 2017 salary.

In 2016, Mr. Funk’s base salary according to his employment agreement with the Company was $228,846. Mr. Funk deferred $151,923 of his 2016 salary.

(4) In 2017, Mr. Miller’s base salary according to his employment agreement with the Company was $85,000.  Mr. Miller deferred $50,673 of his 2017 salary.

(5) In October 2017 Ms. Quigley resigned her position as vice-president and director.

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

November 1, 2012 through October 31, 2013	$150,000 per year
November 1, 2013 through October 31, 2014	$175,000 per year
November 1, 2014 through October 31, 2015	$200,000 per year
November 1, 2015 through October 31, 2016	$225,000 per year
November 1, 2016 through October 31, 2017	$250,000 per year

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

On July 26, 2012, Omnitek also entered into an Employment Agreement with, and to continue the employment of, Janice M. Quigley, the Vice President and Chief Financial Officer of the Company.  The term of Employment Agreement began on November 1, 2012, (the “Effective Date”) and shall continue for a period of two years until October 31, 2014, unless terminated earlier pursuant to other provisions of the Agreement.  During the Employment Period, Omnitek to pay Mrs. Quigley a Base Salary of $60,000 per year.  On August 17, 2013, Janice M. Quigley resigned as the Chief Financial Officer and as the Vice President and a Director on October 26, 2017.

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

In addition, on November 3, 2015, Omnitek granted Mr. Miller a Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 100,000 shares of common stock, at an exercise price of $0.71 per share representing 110% of the average of the closing price of the common stock as reported on the OTCBB for the prior 15 trading day periods. One-forty eight (1/48) of the total number of shares subject to the Option shall vest and become exercisable at the end of each month following the Date of Grant the same day of each month as the Date of Grant, so that all shares subject to the Options will be fully vested on the fourth anniversary of the Date of Grant.  The Options will be exercisable for a period of seven years from the Effective Date.

On February 10, 2017 in consideration for and in exchange of $100,000 of deferred salary owing to its the President and CEO, Werner Funk, per the agreement of Mr. Funk, Omnitek granted to Werner Funk, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 555,556 shares of common stock, at an exercise price of $0.18 representing 110% of the closing price (i.e. $0.164) of the common stock on such date; Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

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

Additionally, on February 10, 2017, Omnitek granted to Richard Miller, Chief Financial Officer, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 100,000 shares of common stock, at an exercise price of $0.18 representing 110% of the closing price (i.e. $0.164) of the common stock of the Corporation as of such date. One-half (1/2) of the total number of shares subject to the Option shall vest and become exercisable immediately. The other one-half (1/2) of the total number of shares subject to the Option shall vest and become exercisable on the one-year anniversary of the date of grant. The options shall be exercisable for a period of seven years from the date of grant.

Copies of Mr. Funk and Mrs. Quigley’s Employment Agreements were filed as Exhibit 10.01 and 10.02 on Form 8-K dated August 1, 2012.  A copy of Mr. Miller’s Employment Agreement is attached hereto as Exhibit 10.01 of the3 Form 10-K dated March 31, 2017.  The foregoing descriptions of the Employment Agreements are qualified in its entirety by reference to the full text of such agreements.

No Named Executive Officer exercised any options or SARs during the last completed fiscal year or owned any unexercised options or SARs at the end of the fiscal year.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers acts or will act on behalf of or at the direction of any other person.

Compensation of Directors

There was no compensation paid to any director who was a Named Executive Officer during the year ended December 31, 2017, other than that provided for attendance at meetings.   The three outside independent directors received each, a non-qualified stock option grant to purchase fifty thousand (50,000) shares of Omnitek’s common stock at an exercise price of $0.164 per share on February 10, 2017.  Such Options shall be exercisable for a period of seven years.  The Option shall vest and be exercisable immediately.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information for the named executive officers on stock option holdings as of the end of 2017.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Werner Funk	400,000	0	0	$2.56	10/31/2019
	470,000	0	0	$0.286	4/14/2023
	605,556	0	0	$0.18	2/9/2024

Richard Miller	54,167	0	45,833	$0.71	11/2/2022
	50,000	0	0	$0.286	4/14/2023
	50,000	50,000	0	$0.18	2/9/2024

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Applicable percentage ownership as shown in the two tables below is based on 20,281,082 shares of common stock outstanding on December 31, 201.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2017.  However, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Certain Beneficial Owners

The following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1333 Keystone Way Suite 101 Vista, CA 92081	9,972,081 (1) (2)	49.17%

Common Stock	Garber Family Trust 1732 Emerald Isle Way Oxnard, CA 93035	1,044,655(3)	5.15%

(1)   This amount includes 8,413,192 shares of common stock currently vested options to purchase 1,558,889 shares of Common Stock.

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

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1333 Keystone Way Suite 101 Vista, CA 92081	9,972,081 (1) (2)	49.17%

Common Stock	Richard Miller 1333 Keystone Way Suite 101 Vista, CA 92081	179,167(3)	0.88%

Common Stock	George G. Chachas 11682 El Camino Real Suite 100 San Diego, CA 92130	268,500(4)	1.32%

Common Stock	Gary S. Maier 815 Moraga Drive Suite 306 Los Angeles, CA 90049	305,500(5)	1.51%

Common Stock	John M. Palumbo 8905 Rex Road Pico Rivera, CA 90660	235,500(6)	1.16%

Common Stock	Directors and Executive Officers as a Group (6 persons)	10,960,748	54.042%

(1)This amount includes 8,413,192 shares of common stock currently vested options to purchase 1,558,889 shares of Common Stock.

(2)Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

(3)This amount includes currently vested options to purchase 179,167 shares of Common Stock.

(4)This amount includes currently vested options to purchase 225,000 shares of Common Stock and 43,000 shares of Common Stock held in the name of Tuva Co., LLC, over which Mr. Chachas has sole voting power; and 500 shares of Common Stock held by Mr. Chachas directly.

(5)This amount includes currently vested options to purchase 225,000 shares of Common Stock and 10,000 shares of Common Stock held by Mr. Maier spouse and 70,500 shares of Common Stock held by Mr. Maier directly.

(6)This amount includes currently vested options to purchase 225,000 shares of Common Stock and 10,500 shares of common stock

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

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Werner Funk, the President, CEO, and a Director of Omnitek, is the principal shareholder and the President, CEO, Secretary and a Director of Nology Engineering, Inc., a non-public California corporation that designs, manufactures and markets automotive products for the performance aftermarket.

Richard Miller is the Chief Financial Officer and Director of Omnitek. He also serves as the Vice President and Chief Financial Officer of Nology Engineering, Inc.

On February 10, 2017 in consideration for and in exchange of $100,000 of deferred salary owing to its the President and CEO, Werner Funk, per the agreement of Mr. Funk, Omnitek granted to Werner Funk, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 555,556 shares of common stock, at an exercise price of $0.18 representing 110% of the closing price (i.e. $0.164) of the common stock on such date; Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

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

Except as set forth above, Omnitek has not been a party to any transactions between persons who were executive officers, directors, or principal stockholders of our corporation during the fiscal years ended December 31, 2017 and 2016.

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

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2017, we incurred $30,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2017.

During the fiscal year ended December 31, 2016, we incurred $30,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2016.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $2,075 and $2,000, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV.

ITEM 15.           EXHIBITS

(a)           Financial Statements.

(i)           The Balance Sheet of Omnitek Engineering Corp. as of December 31, 2017 and 2016, the Statements of Operations for the years ended December 31, 2017 and 2016, the Statements Stockholders’ Equity (Deficit) from December 31, 2016 to December 31, 2017, and of Cash Flows for the years ended December 31, 2017 and 2016, and together with the notes thereto and the reports of Sadler, Gibb & Associates thereon appear in Item 8 and are included in this report.

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

Omnitek Engineering Corp.
Dated: March 29, 2018
_________________________________ By: Werner Funk
Its: President and Secretary,
CEO and Principal Executive Officer

Dated: March 29, 2018	/s/ Richard Miller
By: Richard Miller
Its: Chief Financial Officer
and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: March 29, 2018
_________________________________ Werner Funk, Director

Dated: March 29, 2018	/s/ Janice M. Quigley
___________________________
Janice M. Quigley, Director

Dated: March 29, 2018	/s/ George G. Chachas
___________________________
George G. Chachas, Director

Dated: March 29, 2018	/s/ Gary S. Maier
___________________________
Gary Maier, Director

Dated: March 29, 2018	/s/ John M. Palumbo
___________________________
John M. Palumbo, Director