Form 10-Q
period 2018-03-31
Omnitek Engineering Corp
filed 2018-05-11
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2018

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

As of May 11, 2018, the Registrant had 20,281,082 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,522	$23,279
Accounts receivable, net	27,116	7,984
Accounts receivable - related parties	7,752	3,440
Inventory, net	1,512,779	1,554,656
Prepaid expense	20,250	-
Deposits	22,012	17,385
Total Current Assets	1,601,431	1,606,744

FIXED ASSETS, net	3,272	7,253

OTHER ASSETS
Other noncurrent assets	14,280	14,280
Total Other Assets	14,280	14,280

TOTAL ASSETS	$1,618,983	$1,628,277

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$361,728	$358,032
Accrued management compensation	432,084	406,841
Accounts payable - related parties	125,836	114,321
Notes payable - related parties	15,000	15,000
Convertible notes payable - related parties	15,000	15,000
Contract liabilities	30,000	30,000
Customer deposits	238,781	212,410
Total Current Liabilities	1,218,429	1,151,604

Total Liabilities	1,218,429	1,151,604

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized; no par value; 20,281,082 shares issued and outstanding	8,411,411	8,411,411
Additional paid-in capital	11,874,334	11,852,363
Accumulated deficit	(19,885,191)	(19,787,101)
Total Stockholders' Equity	400,554	476,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,618,983	$1,628,277

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations (unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

REVENUES	$359,530	$289,424
REVENUES, related parties	-	2,230
Total Revenues	359,530	291,654
COST OF GOODS SOLD	204,492	152,613
GROSS MARGIN	155,038	139,041

OPERATING EXPENSES

General and administrative	220,530	300,122
Research and development	26,802	39,884
Depreciation and amortization	3,981	6,224

Total Operating Expenses	251,313	346,230

LOSS FROM OPERATIONS	(96,275)	(207,189)

OTHER INCOME (EXPENSE)

Interest expense	(2,765)	(1,852)
Other income	950	-

Total Other Income (Expense)	(1,815)	(1,852)

LOSS BEFORE INCOME TAXES	(98,090)	(209,041)
INCOME TAX EXPENSE	-	-

NET LOSS	$(98,090)	$(209,041)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	20,281,082	20,281,082

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31, 2018	For the Three Months Ended March 31, 2017

OPERATING ACTIVITIES
Net loss	$(98,090)	$(209,041)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization and depreciation expense	3,981	6,224
Obsolete inventory adjustment	25,000	-
Options and warrants granted	21,971	69,533
Changes in operating assets and liabilities:
Accounts receivable	(19,132)	(9,979)
Accounts receivable–related parties	(4,312)	(3,277)
Deposits	(4,627)	(2,301)
Prepaid Expense	(20,250)	5,324
Contract liabilities	-	14,516
Inventory	16,876	20,020
Accounts payable and accrued expenses	3,696	(15,340)
Customer deposits	26,371	(389)
Accounts payable-related parties	11,515	24,364
Accrued management compensation	25,244	102,813
Net Cash Provided by (Used in) Operating Activities	(11,757)	2,467

INVESTING ACTIVITIES
Net cash from Investing Activities	-	-

FINANCING ACTIVITIES
Net cash from Financing Activities	-	-

NET CHANGE IN CASH	(11,757)	2,467
CASH AT BEGINNING OF YEAR	23,279	17,782

CASH AT END OF PERIOD	$11,522	$20,249

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$2,284	$1,852
NON CASH INVESTING AND FINANCING ACTIVITIES
Options issued for accrued salary	$-	$100,000

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2018 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited financial statements.  The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

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

New Revenue Recognition Standard

In May 2014, the FASB issued ASU 2014-09, which provides a single conprehensive accounting standard for revenue recognition for contracts with customers and supersedes current industry-specific guidance, including ASC 605-35. The new standard requires companies to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for the goods or services. The new model requires companies to identify contractural performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. The new standard also significantly expands disclosure requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

We adopted the new standard on January 1, 2018 (“Adoption Date”), using the modified retrospective method, which provides for a cumulative effect adjustment to beginning 2018 retained earnings for those uncompleted contracts impacted by the adoption of the new standard. The changes to the method and/or timing of our revenue recognition associated with our adoption of the new standard primarily relate to long-term engine development contracts. We will continue to recognize these contracts over time utilizing the cost to cost measure of progress under the new standard, consistent with our historical accouting treatment for these contracts. Due to the low level of backlog at December 31, 2017 for our contracts impacted by the new standard, no adjustment to beginning 2018 retained earnings resulted from the adoption of the new standard.

See Note 3 for additional discussion of our revenue recognition accounting policies and expanded disclosures required by the new standard.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

Location : Vista, CA	March 31, 2018	December 31, 2017
Raw materials	$980,490	$990,945
Finished goods	1,179,466	1,185,888
Work in progress	26,432	26,432
Allowance for obsolete inventory	(673,609)	(648,609)
Total	$1,512,779	$1,554,656

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $25,000 and $305,458, for the periods ended March 31, 2018 and December 31, 2017, respectively.

Property and Equipment

Property and equipment at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Production equipment	$61,960	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(142,059)	(138,078)
Total	$3,272	$7,253

Depreciation expense for the periods ended March 31, 2018 and March 31, 2017 was $3,981 and $6,224, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,690,973 and 2,379,723 stock options and warrants that would have been included in the fully diluted earnings per share as of March 31, 2018 and December 31, 2017, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2018

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2018 and December 31, 2017 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of March 31, 2018, the Company had an accumulated deficit of $19,885,191 and total stockholders’ equity of $400,554.  At March 31, 2018, the Company had current assets of $1,601,431 including cash of $11,522, and current liabilities of $1,218,429, resulting in working capital of $383,002. For 2017, the Company reported a net loss of $1,036,297 and net cash used by operating activities of $24,503. Management believes that based on its operating plan, the projected sales for 2018, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

NOTE 3 – CONTRACT ASSETS AND LIABILITIES

Under ASC Topic 606, performanace obligations are a critical step in revenue recognition. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recoginzed as revenue when, or as, the performation obligation is satisfied. We measure transfer of control of the performance obligation utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as materials and labor. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and a signficant factor in the accounting for such performance obligations. The timing of when we bill our customers is generally dependent upon advance billings terms, milestone billings based on completion of certain phases of the work or when services are provided or products are shipped. Projects with

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

NOTE 3 – CONTRACT ASSETS AND LIABILITIES (Continued)

performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of of cumulative billings, are reported on our Balance Sheets as contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date, are reported on our Balance Sheets as contract liabilities.

The two tables below set forth thet costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through March 31, 2018 and December 31, 2017 and reconcile the net excess billings to the amounts included in the balance sheets at those dates.

	March 31,	December 31,
	2018	2017
Cost incurred on uncompleted contracts	$-	$-
Estimated earnings	-	-
	-	-
Billings on uncompleted contracts	(30,000)	(30,000)
Contract liabilities	(30,000)	(30,000)

Included in the accompanying balance sheets under the following captions:

	March 31,	December 31,
	2018	2017
Contract assets	$-	$-
Contract liabilities	(30,000)	(30,000)
Net contract liabilities	$(30,000)	$(30,000)

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of March 31, 2018, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of March 31, 2018 and December 31, 2017, the Company was owed $7,752 and $3,440, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of March 31, 2018 and December 31, 2017, the Company owed related parties for such expenses, goods and services in the amounts of $125,836 and $114,321, respectively.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

Accrued Management Expenses

For the periods ended March 31, 2018 and December 31, 2017, the Company’s president and chief financial officer were due amounts for services performed for the Company.

As of March 31, 2018 and December 31, 2017 the accrued management fees consisted of the following:

	March 31,	December 31,
	2018	2017
Amounts due to the president	$343,912	$321,796
Amounts due to the chief financial officer	88,172	85,045
Total	$432,084	$406,841

NOTE 5 – NOTE PAYABLE - RELATED PARTY TRANSACTIONS

Convertible Notes – Related Party

On November 7, 2017 the Company issued a convertible promissory note for $15,000 to a related party. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before July 7, 2018. The note has a conversion feature, wherein, at the lender’s option, at the maturity date the lender may convert the remaining unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for five trading days before the maturity date. Due to this provision, the Company considered whether the imbedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of March 31, 2018.

As of March 31, 2018 and December 31, 2017 Convertible Notes – Related Party consisted of the following:

	March 31,	December 31,
	2018	2017
Convertible note, related party	$15,000	$15,000
Total	$15,000	$15,000

Note Payable – Related Party

On January 19, 2017 the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2019.

As of March 31, 2018 and December 31, 2017 Note Payable – Related Party consisted of the following:

	March 31,	December 31,
	2018	2017
Note payable, related party	$15,000	$15,000
Total	$15,000	$15,000

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

NOTE 6 -  STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2018 and 2017, the Company granted 590,000 and 350,000 options for services, respectively. During the three months ended March 31, 2018 and 2017, the Company recognized expense of $21,971 and $69,533, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. As of March 31, 2018 total remaining amount of compensation expense to be recognized in future periods is $40,409. During the three months ended March 31, 2018 and 2017, the Company granted -0- and 555,556 options to the CEO for accrued compensation, respectively. As of March 31, 2018 and 2017, the total instrinsic value of ouststanding stock options was $-0- and $-0-, respectively.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2018 the Company has a total of 815,000 options issued under the 2011 Plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2018 the Company has a total of 2,165,556 options issued under the 2015 Plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2018, the Company has a total of 300,000 options issued under the 2017 Plan. During the three months ended March 31, 2018 and 2017 the Company issued -0- and -0- warrants, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	March 31, 2018	March 31, 2017
Expected volatility	150%	105%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	2.46%	2.22%

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

NOTE 6 -  STOCK OPTIONS AND WARRANTS (continued)

A summary of the status of the options and warrants granted at March 31, 2018 and December 31, 2017 and changes during the periods then ended is presented below:

	March 31,		December 31,
	2018		2017
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,600,556	$0.82	4,510,313	$2.81
Granted	590,000	0.07	905,556	0.18
Exercised	-	-	-	-
Expired or cancelled	-	-	(2,815,313)	3.81
Outstanding at end of period	3,190,556	0.68	2,600,556	0.82
Exercisable	2,690,973	$0.75	2,354,723	$0.84

A summary of the status of the options and warrants outstanding at March 31, 2018 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	2,540,556	5.55 years	2,040,973	0.24
$1.00-1.99	125,000	1.30 years	125,000	1.18
$2.00-2.99	525,000	1.51 years	525,000	2.52

$0.01-3.99	3,190,556	4.72 years	2,690,973	$0.73

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

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

Results of Operations

For the three months ended March 31, 2018 and 2017

Revenues were $359,530 for the three months ended March 31, 2018 compared with $291,654 for the three months ended March 31, 2017, an increase of $67,876. The results for the period reflect increased sales of conversion kits in Turkey and India.

Cost of sales was $204,492 for the three months ended March 31, 2018 compared with $152,613 for the three months ended March 31, 2017, an increase of $51,879. Our gross margin percentage was 43% for the three months ended March 31, 2018 compared with 48% in the same period in 2017.

Operating expenses for the three months ended March 31, 2018 were $251,313 compared with $346,230 in the same period in 2017, a decrease of $94,917 or 27%. The overall decrease in operating expenses is primarily attributable to a reduction in options and warrants expense, which was $21,971 for the three months ended March 31, 2018 compared with $69,533 for the three months ended March 31, 2017. General and administrative expense for the three months ended March 31, 2018 was $220,530 compared with $300,122 for the three months ended March 31, 2017.  Major components of general and administrative expenses for the three months ended March 31, 2018 were professional fees of $29,538, rent expense of $27,378, and salary and wages of $77,936. This compares to professional fees of $20,629, rent expense of $32,962 and salaries and wages of $102,986 for the three months ended March 31, 2017.  For the three months ended March 31, 2018 research and development outlays were decreased to $26,802 compared with $39,884 for the three months ended March 31, 2017.

Our net loss for the three months ended March 31, 2018 was $98,090, or ($0.00) per share, compared with a net loss of $209,041, or ($0.01) per share, for the three months ended March 31, 2017.  The decreased net loss was primarily due to higher revenues and lower general and administrative expense during the three months ended March 31, 2018 over the same period a year earlier.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

Results for the three months ended March 31, 2018 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $21,971 and depreciation and amortization of $3,981.  For the three month period ended March 31, 2017 non-cash expenses included options and warrants granted in the amount of $69,533 and depreciation and amortization of $6,224.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At March 31, 2018, our current liabilities totaled $1,218,429 and our current assets totaled $1,601,431, resulting in positive working capital of $383,002 and a current ratio of 1.31.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $19,885,191 at March 31, 2018, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow. Management believes that based in its operating plan, the projected sales for 2018, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cash substantial doubt upon the Company’s ability to continue as a going concern.

Operating Activities

We realized a negative cash flow from operations of $11,757 for the three months ended March 31, 2018 compared with a positive cash flow of $2,467 during the three months ended March 31, 2017.

Included in the operating loss of $98,090 for the three months ended March 31, 2018 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $21,971 and depreciation and amortization of $3,981.  Excluding these non-cash amounts and interest expense of $2,765, our adjusted EBITDA for the three months ended March 31, 2018 was a loss of $44,373.

Off-Balance Sheet Arrangements

None.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

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

Contract assets and liabilities

The timing of when we bill our customers is generally dependent upon advance billings terms, milestone billings based on completion of certain phases of the work or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of the cumulative billings, are reported on our Balance Sheets as contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date, are reported on our Balance Sheets as contract liabilities.

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

Revenue Recognition

Products - The Company recognizes revenue from the sale of new engines for use with compressed natural gas, engine components to convert existing engines to compressed natural gas use and components for the

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

maintenance of natural gas engines.  In accordance with the new revenue recognition standards under ASC Topic 606, revenues are recognized when all of the following steps have been satisfied: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) performance obligations are satisfied. These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

Contracts – Under ASC Topic 606, the same five steps that apply to our sales of products also apply to our long-term contracts. For long-term contract revenue recognition, the concept of performance obligations is of particular significance. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We generally measure transfer of control of the performance obligation utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as materials and labor. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and a significant factor in accounting for such performance obligations. See “Contract assets and liabilities” for a description of the balance sheet accounts used for long-term contract accounting.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At March 31, 2018, the Company had net operating loss carry forwards of approximately $6,239,260 through 2034. No tax benefit has been reported in the March 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of March 31, 2018 and the audited balance sheet as of December 31, 2017, the condensed unaudited Statements of Operations for the three month periods ended March 31, 2018 and 2017, and the condensed unaudited Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

March 31, 2018

(unaudited)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: May 11, 2018
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: May 11, 2018	/s/ Richard L. Miller
By: Richard L. Miller
Its: Chief Financial Officer Principal Financial Officer