Form 10-Q
period 2018-06-30
Omnitek Engineering Corp
filed 2018-08-07
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2018

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

As of August 7, 2018, the Registrant had 20,420,402 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets
	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$41,182	$23,279
Accounts receivable, net	30,722	7,984
Accounts receivable - related parties	5,771	3,440
Inventory, net	1,443,217	1,554,656
Deposits	22,451	17,385
Total Current Assets	1,543,343	1,606,744

FIXED ASSETS, net	4,240	7,253

OTHER ASSETS
Other noncurrent assets	14,280	14,280

Total Other Assets	14,280	14,280

TOTAL ASSETS	$1,561,863	$1,628,277
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$350,255	$358,032
Accrued management compensation	465,738	406,841
Accounts payable - related parties	134,617	114,321
Notes payable - related parties	15,000	15,000
Convertible notes payable - related parties	15,000	15,000
Convertible notes payable, current portion	30,000	-
Billings in excess of costs and estimated earnings	-	30,000
Customer deposits	152,027	212,410
Total Current Liabilities	1,162,637	1,151,604
LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	70,000	-
Total Liabilities	1,232,637	1,151,604
STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized no par value 20,281,082 shares issued and outstanding, respectively	8,411,411	8,411,411
Additional paid-in capital	11,879,549	11,852,363
Accumulated deficit	(19,961,734)	(19,787,101)

Total Stockholders' Equity	329,226	476,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,561,863	$1,628,277
The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)
	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30	June 30	June 30	June 30
	2018	2017	2018	2017
REVENUES	$369,555	$242,021	$729,085	$531,445
REVENUES, related parties	-	4,293	-	6,523
Total revenues	369,555	246,314	729,085	537,968
COST OF GOODS SOLD	200,488	145,794	404,980	298,407
GROSS MARGIN	169,067	100,520	324,105	239,561

OPERATING EXPENSES
General and administrative	213,776	249,017	434,306	549,139
Research and development	25,767	33,805	52,569	73,689
Depreciation and amortization	1,745	6,224	5,726	12,448
Total Operating Expenses	241,288	289,046	492,601	635,276

LOSS FROM OPERATIONS	(72,221)	(188,526)	(168,496)	(395,715)

OTHER INCOME (EXPENSE)
Other income	-	-	950	-
Interest expense	(3,522)	(2,263)	(6,287)	(4,115)
Total Other Income (Expense)	(3,522)	(2,263)	(5,337)	(4,115)

LOSS BEFORE INCOME TAXES	(75,743)	(190,789)	(173,833)	(399,830)
INCOME TAX EXPENSE	800	800	800	800
NET LOSS	$(76,543)	$(191,589)	$(174,633)	$(400,630)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	20,281,082	20,281,082	20,281,082	20,281,082
The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)
	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(174,633)	$(400,630)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization and depreciation expense	5,726	12,448
Options and warrants	27,186	94,733
Inventory reserve	50,000	-
Changes in operating assets and liabilities:
Accounts receivable	(22,738)	(48,068)
Accounts receivable–related parties	(2,331)	(508)
Costs and estimated earnings in excess of billings	-	371
Deposits	(5,065)	(14,028)
Prepaid expense	-	5,324
Inventory	61,439	(6,570)
Accounts payable and accrued expenses	(7,777)	20,442
Customer deposits	(60,383)	156,382
Accounts payable-related parties	20,296	38,329
Billings in excess of costs and estimated earnings	(30,000)	36,600
Accrued management compensation	58,897	184,366

Net Cash Provided by (Used in) Operating Activities	(79,383)	79,191

INVESTING ACTIVITIES
Purchase of fixed assets	(2,714)	-

Net Cash Used by Investing Activities	(2,714)	-

FINANCING ACTIVITIES
Proceeds from convertible note payable	100,000	-
Net Cash Provided by Financing Activities	100,000	-
NET INCREASE IN CASH	17,903	79,191
CASH AT BEGINNING OF YEAR	23,279	17,782
CASH AT END OF PERIOD	$41,182	$96,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$4,583	$3,780
Income taxes	$800	$800
NON CASH INVESTING AND FINANCING ACTIVITIES
Options issued for accrued salary	$-	$100,000

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2018 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited financial statements.  The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

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

We adopted the new standard on January 1, 2018 (“Adoption Date”), using the modified retrospective method, which provides for a cumulative effect adjustment to beginning 2018 retained earnings for those uncompleted contracts impacted by the adoption of the new standard. The changes to the method and/or timing of our revenue recognition associated with our adoption of the new standard primarily relate to long-term engine development contracts. We will continue to recognize these contracts over time utilizing the cost to cost measure of progress under the new standard, consistent with our historical accouting treatment for these contracts. Due to the low level of backlog at December 31, 2017 for our contracts impacted by the new standard, no adjustmnet to beginning 2018 retained earnings resulted from the adoption of the new standard.

See Note 3 for additional discussion of our revenue recognition accounting policies and expanded disclosures required by the new standard.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	June 30,	December 31,
Location : Vista, CA	2018	2017
Raw materials	$971,882	$990,945
Finished goods	1,163,512	1,185,888
Work in progress	6,432	26,432
Allowance for obsolete inventory	(698,609)	(648,609)
Total	$1,443,217	$1,554,656

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $50,000 and $-0-, for the periods ended June 30, 2018 and June 30, 2017, respectively.

Property and Equipment

Property and equipment at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
Production equipment	$64,673	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(143,804)	(138,078)
Total	$4,240	$7,253

Depreciation expense for the periods ended June 30, 2018 and June 30, 2017 was $5,726 and $12,448, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,577,223 and 2,379,723 stock options  that would have been included in the fully diluted earnings per share as of June 30, 2018 and December 31, 2017, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2018

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2018 and December 31, 2017 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of June 30, 2018, the Company had an accumulated deficit of $19,961,734 and total stockholders’ equity of $329,226.  At June 30, 2018, the Company had current assets of $1,543,343 including cash of $41,182, and current liabilities of $1,162,637, resulting in working capital of $380,706. For the six months ended June 30, 2018, the Company reported a net loss of $174,633 and net cash used by operating activities of $79,383. Management believes that based on its operating plan, the projected sales for 2018, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

NOTE 3 – COSTS AND ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS (CONTINUED)

The two tables below set forth the costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through June 30, 2018 and December 31, 2017 and reconcile the net excess billings to the amounts included in the balance sheets at those dates.

	June 30,	December 31,
	2018	2017
Cost incurred on uncompleted contracts	$-	$-
Estimated earnings	-	-
	-	-
Billings on uncompleted contracts	-	(30,000)
Costs incurred and estimated earnings under billings on uncompleted contracts	-	(30,000)

Included in the accompanying balance sheets under the following captions:

	June 30,	December 31,
	2018	2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$-	$-
Billings in excess of costs and estimated earnings on uncompleted contracts	-	(30,000)
Net amount of costs and estimated earnings on uncompleted contracts above billings	$-	$(30,000)

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of June 30, 2018, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of June 30, 2018 and December 31, 2017, the Company was owed $5,771 and $3,440, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of June 30, 2018 and December 31, 2017, the Company owed related parties for such expenses, goods and services in the amounts of $134,617 and $114,321, respectively.

Accrued Management Expenses

For the periods ended June 30, 2018 and December 31, 2017, the Company’s president and chief financial officer were due amounts for services performed for the Company.

As of June 30, 2018 and December 31, 2017 the accrued management fees consisted of the following:

	June 30,	December 31,
	2018	2017
Amounts due to the president	$369,392	$321,796
Amounts due to the chief financial officer	96,346	85,045
Total	$465,738	$406,841

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

NOTE 5 – NOTE PAYABLE - RELATED PARTY TRANSACTIONS

Convertible Notes – Related Party

On November 7, 2017 the Company issued a convertible promissory note for $15,000 to a related party. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before July 7, 2018. The note has a conversion feature, wherein, at the lender’s option, at the maturity date the lender may convert the remaining unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for five trading days before the maturity date. Due to this provision, the Company considered whether the imbedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of June 30, 2018.

As of June 30, 2018 and December 31, 2017 Convertible Notes – Related Party consisted of the following:

	June 30,	December 31,
	2018	2017
Convertible note, related party	$15,000	$15,000
Total	$15,000	$15,000

Note Payable – Related Party

On January 19, 2017 the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2019.

As of June 30, 2018 and December 31, 2017 Note Payable – Related Party consisted of the following:

	June 30,	December 31,
	2018	2017
Note payable, related party	$15,000	$15,000
Total	$15,000	$15,000

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On June 15, 2018 the Company entered into a Securities Purchase Agreement with an accredited investor, under which the investor purchased a Secured Convertible Promissory Note from the Company in the principal amount of $100,000. Under the terms of the Note simple interest will accrue at a rate of 10% per annum. The note will automatically mature and be due and payable on the eighteen (18) month anniversary. The Company shall make principal payments under the Note in the amount of $5,000 per month, beginning on the seventh month anniversary and continuing each month thereafter through the maturity date. Also commencing on the seventh month anniversary of the Note, the Company shall make interest payments under this Note based on the unpaid principal balance. The Note is secured by the inventory of the Company in accordance with a Security Agreement executed concurrently with the Note and UCC-1 Financing Statement perfecting said security interest. The Note includes a conversion feature wherein, under certain circumstances, the Lender may request that a portion of the principal repayment be converted and payable in restricted shares of the Company’s Common Stock at the lesser of five cents

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

($0.05) per share or 90% of the average closing price calculated over the prior 20 trading days, but not less than $0.025 per share. The floor of $0.025 per share prevents the imbedded conversion option from qualifying for derivative accounting under ASC 815-15 “Derivative and Hedging”.

As of June 30, 2018 and December 31, 2017 Convertible Note Payable consisted of the following:

	June 30,	December 31,
	2018	2017
Convertible note payable	$100,000	$-
Less current portion	(30,000)	-
Convertible note payable, net of current portion	$70,000	$-

NOTE 7 -  STOCK OPTIONS AND WARRANTS

During the six months ended June 30, 2018 and 2017, the Company granted 590,000 and 350,000 options for services, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized expense of $27,186 and $94,733, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $35,194. During the six months ended June 30, 2018 and 2017, the Company granted -0- and 555,556 options to the CEO for accrued compensation, respectively.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2018 the Company has a total of 675,000 options issued under the 2011 Plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2018 the Company has a total of 2,065,556 options issued under the 2015 Plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2018, the Company has a total of 300,000 options issued under the 2017 Plan. During the three months ended June 30, 2018 and 2017 the Company issued -0- and -0- warrants, respectively.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2018

(unaudited)

NOTE 7 -  STOCK OPTIONS AND WARRANTS (CONTINUED)

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	June 30, 2018	June 30, 2017
Expected volatility	150%	105%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	2.46%	2.22%

A summary of the status of the options and warrants granted at June 30, 2018 and December 31, 2017 and changes during the periods then ended is presented below:

	June 30,		December 31,
	2018		2017
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,600,556	$0.82	4,510,313	$2.81
Granted	590,000	0.07	905,556	0.18
Exercised	-	-	-	-
Expired or cancelled	(150,000)	1.01	(2,815,313)	3.81
Outstanding at end of period	3,040,556	0.67	2,600,556	0.82
Exercisable	2,577,223	$0.72	2,354,723	$0.84

A summary of the status of the options and warrants outstanding at June 30, 2018 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	2,440,556	5.31 years	1,977,223	0.24
$1.00-1.99	125,000	1.05 years	125,000	1.18
$2.00-2.99	475,000	1.26 years	475,000	2.52

$0.01-2.99	3,040,556	4.50 years	2,577,223	$0.72

NOTE 8 -  SUBSEQUENT EVENT

On July 6, 2018, the Company issued 139,320 restricted shares of Common Stock to John Palumbo, a Director of the Company, upon the conversion of $15,799, constituting unpaid principal of $15,000 and accrued interest of $799, owing under that certain Promissory Note dated November 7, 2017. The shares were issued at a price of $0.1134 per share, representing 90% of the average five (5) trading days pursuant to the terms of the Note.

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

Results of Operations

For the three months ended June 30, 2018 and 2017

Revenues were $369,555 for the three months ended June 30, 2018 compared with $246,314 for the three months ended June 30, 2017, an increase of $123,241. The results for the period are primarily the result of increased international (Turkey, India and China) sales of conversion kits.

Cost of sales was $200,488 for the three months ended June 30, 2018 compared with $145,794 for the three months ended June 30, 2017, an increase of $54,694. Our gross margin percentage was 46% for the three months ended June 30, 2018 compared with 41% in the same period in 2017. The higher margin for the three months ended June 30, 2018 relates primarily to product mix, specifically conversion kits versus filters.

Operating expenses for the three months ended June 30, 2018 were $241,288 compared with $289,046 in the same period in 2017, a decrease of $47,758 or 17%. General and administrative expense for the three months ended June 30, 2018 was $213,776 compared with $249,017 for the three months ended June 30, 2017.  Major components of general and administrative expenses for the three months ended June 30, 2018 were professional fees of $12,592, rent expense of $29,703, and salary and wages of $72,465. This compares to professional fees of $10,270, rent expense of $24,830 and salaries and wages of $101,183 for the three months ended June 30, 2017.  For the three months ended June 30, 2018 research and development outlays were decreased to $25,767 compared with $33,805 for the three months ended June 30, 2017.

Our net loss for the three months ended June 30, 2018 was $76,543, or ($0.00) per share, compared with a net loss of $191,589, or ($0.01) per share, for the three months ended June 30, 2017.  The decreased net loss was primarily due to higher revenues and decreased general and administrative and research and development expenses, as noted above, during the three months ended June 30, 2018 over the same period a year earlier.

Results for the three months ended June 30, 2018 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $5,215, depreciation and amortization of $1,745 and the inventory reserve adjustment of $25,000.  For the three month period a year earlier non-cash expenses included options and warrants granted in the amount of $25,200 and depreciation and amortization of $6,224.

For the six months ended June 30, 2018 and 2017

Revenues increased to $729,085 for the six months ended June 30, 2018 from $537,968 for the six months ended June 30, 2017, an increase of $191,117 or 36%. The increase is attributable to increased sales of both conversion kits and filters.

Our cost of sales increased to $404,980 for the six months ended June 30, 2018 from $298,407 for the six months ended June 30, 2017, an increase of $106,573. Our gross margin was 44% for the six months ended June 30, 2018 compared to 45% in 2017.

Our operating expenses for the six months ended June 30, 2018 were $492,601 compared to $635,276 in 2017, a decrease of $142,675 or 22%.  General and administrative expense for the six months ended June 30, 2018 was $434,306 as compared to $549,139 for the six months ended June 30, 2017. Major components of general and administrative expenses for the six months ended June 30, 2018 were professional fees of $42,130, rent expense of $57,081 and salary and wages of $150,401. This compares to professional fees of $30,899, rent expense of $57,792, and salary and wages of $204,169 for the six months ended June 30, 2017. Research and development outlays were decreased to $52,569 for the six months ended June 30, 2018 compared to $73,689 for the six months ended June 30, 2017.

Our net loss for the six months ended June 30, 2018 was $174,633, or $0.01 per share, compared to a net loss of $400,630, or $0.02 per share, for the six months ended June 30, 2017. The decreased net loss was primarily due to higher revenues and decreases in general and administrative and research and development expenses, as noted above, during the six months ended June 30, 2018 over the same period a year earlier.

Results for the six months ended June 30, 2018 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $27,186, depreciation and amortization of $5,726 and the inventory reserve adjustment of $50,000. For the six-month period a year earlier, non-cash expenses included the value of options and warrants granted of $94,733 and depreciation and amortization of $12,448.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At June 30, 2018, our current liabilities totaled $1,162,637 and our current assets totaled $1,543,343, resulting in positive working capital of $380,706 and a current ratio of 1.33.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $19,961,734 at June 30, 2018, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $79,383 for the six months ended June 30, 2018 compared with a positive cash flow of $79,191 during the six months ended June 30, 2017.

Included in the operating loss of $174,633 for the six months ended June 30, 2018 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $27,186, depreciation and amortization of $5,726 and the inventory reserve adjustment of $50,000.  Excluding these non-cash amounts and interest expense of $6,287, our adjusted EBITDA for the six months ended June 30, 2018 was a loss of $85,434.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At June 30, 2018, the Company had net operating loss carry forwards of approximately $6,239,260 through 2034. No tax benefit has been reported in the June 30, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2018. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

Entry Into a Material Definitive Agreement

On June 15, 2018, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an accredited investor, under which the investor purchased a Secured Convertible Promissory Note (the “Note”) from the Company in the principal amount of $100,000. Under the terms of the Note simple interest will accrue at rate of 10% per annum.  The Note will automatically mature and be due and payable on the eighteen (18) month anniversary.  The Company shall make principal payments under the Note in the amount of $5,000 per month, beginning on the seventh month anniversary and continuing each month thereafter through the maturity date.  Also commencing on the seventh month anniversary date of the Note, the Company shall make interest payments under this Note based on the unpaid principal balance. At any time prior to the maturity date, the Company shall have the right at its option to prepay entire principal amount of the Note, without penalty or premium, as follows: (a) the Lender at the Lender’s option may request that up to $25,000 of the prepayment amount be converted and payable in restricted shares of the Company’s Common Stock at the lesser of five cents ($0.05) per share or 90% of the average closing price calculated over the prior 20 trading days, but not less than $0.025; and (b) the remaining principal balance and any accrued unpaid interest shall be payable in cash.  At the Maturity Date, the Company shall have the option to pay down remaining balance to no lower than $25,000. The Lender at the Lender’s option may convert all or any portion of the remaining unpaid principal balance of the Note into restricted shares of the Company’s Common Stock, at the lesser of five cents ($0.05) per share or 90% of the average closing price calculated over the prior 20 trading days, but not less than $0.025. Any principal balance which Lender has elected not to convert, and any unpaid accrued interest, shall be payable in cash. The Note is secured by the inventory of the Company in accordance with a Security Agreement executed concurrently with the Note and UCC-1 Financing Statement perfected said security interest.

The offer and sale of the Note was made by the Company in reliance upon exemptions from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(a)(2) and Rule 506 of Regulation D, thereof, relative to the offer and sale of accredited investors, within the meaning of Rule 501 of Regulation D, of the securities of an issuer not involving any public offering.

Subsequent Events

On July 6, 2018, subsequent to the period covered by this report, the Company issued 139,320 restricted shares of Common Stock to John Palumbo a Director of the Company, upon the conversion of $15,798.90, constituting unpaid principal of $15,000 and accrued interest of $798.90, owing under that certain Promissory Note dated November 7, 2017.  The shares were issued at a price of $0.1134 per share representing 90% of the average five (5) trading days pursuant to the terms of the Note.  No underwriters were used. The shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. As a Director of the Company, Mr. Palumbo was familiar with the Company’s business, financial condition and possessed the necessary information to make an informed investment decision.

ITEM 6. EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2018 and the audited balance sheet as of December 31, 2017, the condensed unaudited Statements of Operations for the three month periods ended June 30, 2018 and 2017, and the condensed unaudited Statements of Cash Flows for the three month periods ended June 30, 2018 and 2017, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: August 7, 2018
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: August 7, 2018	/s/ Richard L. Miller
By: Richard L. Miller
Its: Chief Financial Officer Principal Financial Officer