Form 10-Q
period 2018-09-30
Omnitek Engineering Corp
filed 2018-11-13
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2018

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

As of November 13, 2018, the Registrant had 20,420,402 shares of its no par value Common Stock outstanding.

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION3

ITEM 1 – FINANCIAL STATEMENTS3

Condensed Balance Sheets3

Condensed Statements of Operations (unaudited)4

Condensed Statements of Cash Flows (unaudited)5

Notes to Condensed Financial Statements6

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK17

ITEM 4.  CONTROLS AND PROCEDURES17

PART II - OTHER INFORMATION18

ITEM 1.  LEGAL PROCEEDINGS18

ITEM 1A.  RISK FACTORS18

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS18

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES18

ITEM 5.  OTHER INFORMATION18

ITEM 6.  EXHIBITS18

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets
	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,498	$23,279
Accounts receivable, net	15,293	7,984
Accounts receivable - related parties	6,313	3,440
Inventory, net	1,451,896	1,554,656
Deposits	28,583	17,385
Total Current Assets	1,507,583	1,606,744

FIXED ASSETS, net	2,672	7,253

OTHER ASSETS
Other noncurrent assets	14,280	14,280
Total Other Assets	14,280	14,280

TOTAL ASSETS	$1,524,535	$1,628,277
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$373,379	$358,032
Accrued management compensation	512,103	406,841
Accounts payable - related parties	142,819	114,321
Notes payable - related parties	15,000	15,000
Convertible notes payable - related parties	-	15,000
Convertible notes payable, current portion	45,000	-
Billings in excess of costs and estimated earnings	-	30,000
Customer deposits	141,279	212,410
Total Current Liabilities	1,229,580	1,151,604
LONG-TERM LIABILITIES
Convertible notes payable, net of current portion	55,000	-
Total Liabilities	1,284,580	1,151,604
STOCKHOLDERS’ EQUITY
Common stock, 125,000,000 shares authorized no par value 20,420,402 and 20,281,082 shares issued and outstanding, respectively	8,427,210	8,411,411
Additional paid-in capital	11,917,784	11,852,363
Accumulated deficit	(20,105,039)	(19,787,101)
Total Stockholders' Equity	239,955	476,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,524,535	$1,628,277
The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30	September 30	September 30	September 30
	2018	2017	2018	2017

REVENUES	$265,999	$263,572	$995,085	$795,018
REVENUES, related parties	14,568	12,669	14,568	19,192
Total revenues	280,567	276,241	1,009,653	814,210
COST OF GOODS SOLD (exclusive of depreciation shown below)	170,108	158,358	575,088	456,765
GROSS MARGIN	110,459	117,883	434,565	357,445

OPERATING EXPENSES

General and administrative	184,374	240,477	618,680	789,618
Research and development	29,315	18,978	81,885	92,667
Depreciation and amortization	1,568	6,147	7,294	18,594

Total Operating Expenses	215,257	265,602	707,859	900,879

LOSS FROM OPERATIONS	(104,798)	(147,719)	(273,294)	(543,434)

OTHER INCOME (EXPENSE)

Other income	-	-	950	-
Loss on settlement of debt	(32,963)	-	(32,963)	-
Interest expense	(5,544)	(2,130)	(11,831)	(6,245)

Total Other Income (Expense)	(38,507)	(2,130)	(43,844)	(6,245)

LOSS BEFORE INCOME TAXES	(143,305)	(149,849)	(317,138)	(549,679)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(143,305)	$(149,849)	$(317,938)	$(550,479)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	20,411,316	20,281,082	20,324,970	20,281,082

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows (unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(317,938)	$(550,479)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	7,294	18,594
Options and warrants	32,458	120,209
Inventory reserve	50,000	-
Loss on extinguishment of debt	32,963	-
Changes in operating assets and liabilities:
Accounts receivable	(7,308)	(298)
Accounts receivable–related parties	(2,873)	(649)
Costs and estimated earnings in excess of billings	-	30,973
Deposits	(11,198)	(19,614)
Prepaid expense	-	5,325
Inventory	52,760	(28,855)
Accounts payable and accrued expenses	16,146	(37,070)
Customer deposits	(71,131)	178,479
Accounts payable-related parties	28,498	56,938
Billings in excess of costs and estimated earnings	(30,000)	30,000
Accrued management compensation	105,262	223,109
Net Cash Provided by (Used in) Operating Activities	(115,067)	26,662
INVESTING ACTIVITIES
Purchase of fixed assets	(2,714)	-
Net Cash Used in Investing Activities	(2,714)	-
FINANCING ACTIVITIES
Proceeds from convertible note payable	100,000	-
Net Cash Provided by Financing Activities	100,000	-

NET INCREASE (DECREASE) IN CASH	(17,781)	26,662
CASH AT BEGINNING OF YEAR	23,279	17,782

CASH AT END OF PERIOD	$5,498	$44,444
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$7,583	$5,721
Income taxes	$800	$800
NON CASH INVESTING AND FINANCING ACTIVITIES
NON CASH FINANCING ACTIVITIES:
Options issued for accrued salary	$-	$100,000
Common stock issued for convertible note	$15,799	$-

The accompanying notes are an integral part of these unaudited financial statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2018

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2018 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2017 audited financial statements.  The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the operating results for the full years.

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

See Note 5 for additional discussion of our revenue recognition accounting policies and expanded disclosures required by the new standard.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,563,473 and 2,379,723 stock options  that would have been included in the fully diluted earnings per share as of September 30, 2018 and December 31, 2017, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2018 and December 31, 2017 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of September 30, 2018, the Company had an accumulated deficit of $20,105,039 and total stockholders’ equity of $239,955.  At September 30, 2018, the Company had current assets of $1,507,583 including cash of $5,498, and current liabilities of $1,229,580, resulting in working capital of $278,003. For the nine months ended September 30, 2018, the Company reported a net loss of $317,938 and net cash used by operating activities of $115,067. Management believes that based on its operating plan, the projected sales for 2018, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2018

(unaudited)

NOTE 3 – INVENTORY

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods, determined on an average cost basis and raw material, determined on a standard cost basis, and is located in Vista, California, consisting of the following:

	September 30,	December 31,
Location : Vista, CA	2018	2017
Raw materials	$962,684	$990,945
Finished goods	1,187,821	1,185,888
Work in progress	-	26,432
Allowance for obsolete inventory	(698,609)	(648,609)
Total	$1,451,896	$1,554,656

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $50,000 and $-0-, for the periods ended September 30, 2018 and September 30, 2017, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
Production equipment	$64,673	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(145,372)	(138,078)
Total	$2,672	$7,253

Depreciation expense for the periods ended September 30, 2018 and September 30, 2017 was $7,294 and $18,594, respectively.

NOTE 5 – COSTS AND ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2018

(unaudited)

NOTE 5 – COSTS AND ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS (CONTINUED)

The two tables below set forth thet costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through September 30, 2018 and December 31, 2017 and reconcile the net excess billings to the amounts included in the balance sheets at those dates.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of September 30, 2018, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of September 30, 2018 and December 31, 2017, the Company was owed $6,313 and $3,440, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of September 30, 2018 and December 31, 2017, the Company owed related parties for such expenses, goods and services in the amounts of $142,819 and $114,321, respectively.

Accrued Management Expenses

For the periods ended September 30, 2018 and December 31, 2017, the Company’s president and chief financial officer were due amounts for services performed for the Company.

As of September 30, 2018 and December 31, 2017 the accrued management fees consisted of the following:

	September 30,	December 31,
	2018	2017
Amounts due to the president	$410,854	$321,796
Amounts due to the chief financial officer	101,249	85,045
Total	$512,103	$406,841

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2018

(unaudited)

NOTE 7 – NOTE PAYABLE - RELATED PARTY TRANSACTIONS

Convertible Notes – Related Party

On November 7, 2017 the Company issued a convertible promissory note for $15,000 to a related party. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before July 7, 2018. The note has a conversion feature, wherein, at the lender’s option, at the maturity date the lender may convert the remaining unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for five trading days before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized.

As of September 30, 2018 and December 31, 2017 Convertible Notes – Related Party consisted of the following:

	September 30,	December 31,
	2018	2017
Convertible note, related party	$-	$15,000
Total	$-	$15,000

On July 6, 2018, pursuant to the lender’s election, the Company issued 139,320 restricted shares of Common Stock upon the conversion of $15,799, constituting unpaid principal of $15,000 and accrued interest of $799. The shares were issued at a price of $0.1134 per share, representing 90% of the average closing price of the Common Stock for the five (5) trading days (between days 15 and 10 days) before the maturity date. As a result of this conversion a loss on settlement of debt of $32,963 was recognized. The recorded loss is the difference between the fair value of the common shares on the date of conversion ($.35) and the face value of the note payable and accrued interest.

Note Payable – Related Party

On January 19, 2017 the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2019.

As of September 30, 2018 and December 31, 2017 Note Payable – Related Party consisted of the following:

	September 30,	December 31,
	2018	2017
Note payable, related party	$15,000	$15,000
Total	$15,000	$15,000

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On June 15, 2018 the Company entered into a Securities Purchase Agreement with an accredited investor, under which the investor purchased a Secured Convertible Promissory Note from the Company in the principal amount of $100,000. Under the terms of the Note simple interest will accrue at a rate of 10% per annum. The note will automatically mature and be due and payable on the eighteen (18) month anniversary. The Company shall make principal payments under the Note in the amount of $5,000 per month, beginning on the seventh month anniversary and continuing each month thereafter through the maturity date. Also commencing on the seventh month anniversary of the Note, the Company shall make interest payments under this Note based on the unpaid principal balance. The Note is secured by the inventory of the Company in accordance with a Security Agreement executed concurrently with the Note and UCC-1 Financing Statement perfecting said security interest.  The Note includes a

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2018

(unaudited)

NOTE 8 – CONVERTIBLE NOTE PAYABLE (CONTINUED)

conversion feature wherein, under certain circumstances, the Lender may request a portion of the principal repayment be converted and payable in restricted shares of the Company’s Common Stock at the lesser of five cents ($0.05) per share or 90% of the average closing price calculated over the prior 20 trading days, but not less than $0.0025 per share. The floor of $0.025 per share prevents the embedded conversion option from qualifying for derivative accounting under ASC 815-15 “Derivative and Hedging”.

As of September 30, 2018 and December 31, 2017 Convertible Note Payable consisted of the following:

	September 30,	December 31,
	2018	2017
Convertible note payable	$100,000	$-
Less current portion	(45,000)	-
Convertible note payable, net of current portion	$55,000	$-

NOTE 9 -  STOCK OPTIONS

During the nine months ended September 30, 2018 and 2017, the Company granted 590,000 and 350,000 options for services, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized expense of $32,458 and $120,209, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $29,922. During the nine months ended September 30, 2018 and 2017, the Company granted -0- and 555,556 options to the CEO for accrued compensation, respectively.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2018 the Company has a total of 625,000 options issued under the 2011 P lan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2018 the Company has a total of 2,065,556 options issued under the 2015 Plan.  In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of September 30, 2018, the Company has a total of 300,000 options issued under the 2017 Plan.  During the nine months ended September 30, 2018 and 2017 the Company issued  -0- and -0- warrants, respectively.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2018

(unaudited)

NOTE 9 -  STOCK OPTIONS (CONTINUED)

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	September 30, 2018	September 30, 2017
Expected volatility	150%	105%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	2.46%	2.22%

A summary of the status of the options granted at September 30, 2018 and December 31, 2017 and changes during the periods then ended is presented below:

	September 30,		December 31,
	2018		2017
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,600,556	$0.82	4,510,313	$2.81
Granted	590,000	0.07	905,556	0.18
Exercised	-	-	-	-
Expired or cancelled	(200,000)	1.21	(2,815,313)	3.81
Outstanding at end of period	2,990,556	0.65	2,600,556	0.82
Exercisable	2,563,473	$0.69	2,354,723	$0.84

A summary of the status of the options outstanding at September 30, 2018 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	2,440,556	5.06 years	2,013,473	0.24
$1.00-1.99	75,000	1.43 years	75,000	1.37
$2.00-2.99	475,000	1.01 years	475,000	2.52

$0.01-2.99	2,990,556	4.32 years	2,563,473	$0.69

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

Results of Operations

For the three months ended September 30, 2018 and 2017

Revenues were $280,567 for the three months ended September 30, 2018 compared with $276,241 for the three months ended September 30, 2017, an increase of $4,326.

Cost of sales was $170,108 for the three months ended September 30, 2018 compared with $158,358 for the three months ended September 30, 2017, an increase of $11,750. Our gross margin percentage was 39% for the three months ended September 30, 2018 compared with 43% in the same period in 2017. The lower margin for the three months ended September 30, 2018 relates primarily to an increased allocation of manufacturing overhead costs during the period.

Operating expenses for the three months ended September 30, 2018 were $215,257 compared with $265,602 in the same period in 2017, a decrease of $50,345 or 19%. General and administrative expense for the three months ended September 30, 2018 was $184,374 compared with $240,477 for the three months ended September 30, 2017.  Major components of general and administrative expenses for the three months ended September 30, 2018 were professional fees of $11,195, rent expense of $36,818, and salary and wages of $64,124. This compares to professional fees of $14,730, rent expense of $25,746 and salaries and wages of $104,018 for the three months ended September 30, 2017.  The increase in rent expense for the current period is due to a rent escalation for the current lease term. The decrease in salaries and wages is due primarily to a reduction in officers’ salaries. For the three months ended September 30, 2018 research and development outlays were increased to $29,315 compared with $18,978 for the three months ended September 30, 2017. The increase is due to a quarter-over-quarter increase in research and development wage expense.

Our net loss for the three months ended September 30, 2018 was $143,305, or ($0.01) per share, compared with a net loss of $149,849, or ($0.01) per share, for the three months ended September 30, 2017.  The decreased net loss was primarily due to decreased general and administrative, as noted above, during the three months ended September 30, 2018 over the same period a year earlier.

Results for the three months ended September 30, 2018 reflect the impact of non-cash expenses, including the value of options granted in the amount of $5,272, depreciation and amortization of $1,568 and loss on settlement of debt of $32,963.  For the three month period a year earlier non-cash expenses included options and warrants granted in the amount of $25,476 and depreciation and amortization of $6,147.

For the nine months ended September 30, 2018 and 2017

Revenues increased to $1,009,653 for the nine months ended September 30, 2018 from $814,210 for the nine months ended September 30, 2017, an increase of $195,443 or 24%. The increase is primarily attributable to increased sales of conversion kits to international customers.

Our cost of sales increased to $575,088 for the nine months ended September 30, 2018 from $456,765 for the nine months ended September 30, 2017, an increase of $118,323. Our gross margin was 43% for the nine months ended September 30, 2018 compared to 44% in 2017.

Our operating expenses for the nine months ended September 30, 2018 were $707,859 compared to $900,879 in 2017, a decrease of $193,020 or 21%.  General and administrative expense for the nine months ended September 30, 2018 was $618,680 as compared to $789,618 for the nine months ended September 30, 2017. Major components of general and administrative expenses for the nine months ended September 30, 2018 were professional fees of $53,324, rent expense of $93,900 and salary and wages of $214,525. This compares to professional fees of $45,629, rent expense of $83,538, and salary and wages of $308,187 for the nine months ended September 30, 2017. The decrease in salary and wages for the current period is due primarily to a reduction in officers’ salaries. Research and development outlays were decreased to $81,885 for the nine months ended September 30, 2018 compared to $92,667 for the nine months ended September 30, 2017. The decrease was due primarily to lower research and development wage expense for the current period.

Our net loss for the nine months ended September 30, 2018 was $317,938, or $(0.01) per share, compared to a net loss of $550,479, or $(0.03) per share, for the nine months ended September 30, 2017. The decreased net loss was primarily due to higher revenues and a decrease in general and administrative expenses, as noted above, during the nine months ended September 30, 2018 over the same period a year earlier.

Results for the nine months ended September 30, 2018 reflect the impact of non-cash expenses, including the value of options granted in the amount of $32,458, depreciation and amortization of $7,294, inventory reserve adjustment of $50,000 and loss on settlement of debt of $32,963. For the nine-month period a year earlier, non-cash expenses included the value of options granted of $120,209 and depreciation and amortization of $18,594.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At September 30, 2018, our current liabilities totaled $1,229,580 and our current assets totaled $1,507,583, resulting in positive working capital of $278,003 and a current ratio of 1.23.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $20,105,039 at September 30, 2018, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability, which occurred during the year ended December 31, 2013, and is unrelated to our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $115,067 for the nine months ended September 30, 2018 compared with a positive cash flow of $26,662 during the nine months ended September 30, 2017.

Included in the operating loss of $284,975 for the nine months ended September 30, 2018 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options  granted in the amount of $32,458, depreciation and amortization of $7,294,  the inventory reserve adjustment of $50,000 and loss on settlement of debt of $32,963.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2018, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

At September 30, 2018, the Company had net operating loss carry forwards of approximately $6,239,260 through 2034. No tax benefit has been reported in the September 30, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2018. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

Entry Into a Material Definitive Agreement

On July 6, 2018 the Company issued 139,320 restricted shares of Common Stock to John Palumbo a Director of the Company, upon the conversion of $15,798.90, constituting unpaid principal of $15,000 and accrued interest of $798.90, owing under that certain Promissory Note dated November 7, 2017.  The shares were issued at a price of $0.1134 per share representing 90% of the average five (5) trading days pursuant to the terms of the Note.  No underwriters were used. The shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. As a Director of the Company, Mr. Palumbo was familiar with the Company’s business, financial condition and possessed the necessary information to make an informed investment decision.

ITEM 6.  EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2018 and the audited balance sheet as of December 31, 2017, the condensed unaudited Statements of Operations for the three and nine month periods ended September 30, 2018 and 2017, and the condensed unaudited Statements of Cash Flows for the nine month periods ended September 30, 2018 and 2017, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: November 13, 2018
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: November 13, 2018	/s/ Richard L. Miller
By: Richard L. Miller
Its: Chief Financial Officer Principal Financial Officer