Form 10-K
period 2018-12-31
Omnitek Engineering Corp
filed 2019-04-01
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☒   No ☐

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

Yes ☐   No ☒

Issuer’s revenues for its most recent fiscal year: $1,285,686

The aggregate market value of the voting and non-voting common equity on June 30, 2018 held by non-affiliates of the registrant based on the price last sold on such date was approximately $2,001,221.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of March 27, 2019, there were 20,420,402 shares of the registrant’s Common Stock outstanding.

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

Omnitek’s common stock is currently trading on the OTC Bulletin Board (“OTCQB”) marketplace under the symbol OMTK.

Financial Information

The audited financial statements for the fiscal year ended December 31, 2018 are attached hereto as Item 8 in this annual report.

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

Engine conversions in the United States are subject to U.S. Environmental Protection Agency (“EPA”) or California Air Resources Board (“CARB”) approvals. The cost for converting an engine ranges from $15,000 to $35,000, depending on the engine model, exclusive of the cost of the natural gas storage system and labor. Engine conversions in certain foreign countries may require less sophisticated emission control components, resulting in substantially reduced costs ranging from $3,000 to $15,000, depending on the engine model and application, again exclusive of the fuel storage system and labor. There has been a shift in demand for engine conversions, from domestic to international markets due primarily to higher diesel prices in those markets. With the price disparity between diesel and natural gas still a market driver, mostly as a result of higher taxes on diesel fuel, the Company anticipates the majority of its business to come from international markets for the foreseeable future. Additionally, it is expected that the 200-nation “Paris Agreement on Climate Change” and other local regulations designed to lower air pollution, will further increase demand for Omnitek’s technology, with foreign fleet conversions outpacing the domestic market until domestic diesel prices increase.

The Company believes it is well-positioned in both global and domestic markets to capitalize on the increasing awareness of environmental concerns, and believes it has a cost advantage over new natural gas vehicles and other available technologies for the heavy-duty engine market.

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

The key to the success of Omnitek’s technology is performance and reliability, which is achieved using the Company’s patented fuel mixing device and a proprietary electronic control unit which senses engine parameters in real time and instantly makes fuel mixture adjustments to deliver the correct amount of fuel and the correct ignition timing.

Omnitek does not perform installation of the conversion kits directly, but rather trains dealers and sub-dealers around the world to perform the engine conversions using its technology. Four to five days of training are required for a dealer or sub-dealer to become proficient to perform the engine conversion. Furthermore, Omnitek has established a strategic alliance with Minneapolis, Minnesota-based engine remanufacturer Reviva to produce remanufactured and converted drop-in ready natural gas engines, and a strategic alliance with LKQ Corporation (Nasdaq: LKQ) to produce drop-in ready natural gas engines at the company’s facility in Monterrey, Mexico, to address the market for natural gas engines in Mexico

Most diesel engines can be converted using Omnitek’s technology, however, there is no assurance that diesel vehicle owners will elect to convert their diesel engines to an alternative fuel. Additionally, while the Company is not aware of any other company offering solutions for heavy duty diesel engine conversions that can compete with our patented technology at this time, competitors could develop such technology and there are no guarantees that the owners of the engines would choose the Omnitek conversion technology over our competitors’ technology to convert their engines.

New Natural Gas Engines - Under certain conditions it is not cost effective, or technologically feasible, to convert used diesel engines to operate on natural gas. Also, there are times when local emission standards may dictate the use of highly sophisticated technology that cannot be easily retrofitted to an older engine. Under those conditions, we can deliver a new purpose built natural gas engine.

Natural Gas Components – Omnitek supplies natural gas engine components to new engine manufacturers and aftermarket customers. The high-pressure natural gas coalescent filter is used by  OE vehicle manufacturers around the world.

(2)Markets

Worldwide

The Company has the ability to sell and deliver its products anywhere in the world through its network of distributors, system integrators, fleet operators, engine conversion companies and directly to end-users. The Company's conversion technology has been used to convert heavy-duty diesel engines to operate on natural gas worldwide since 2001and has been successfully adapted to work with many different engine designs and configurations. More than 5,000 engines have been converted worldwide utilizing the Omnitek technology.

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

(4)Status of any publicly announced new developments, product or services.

Further detail to following announcements can be found at http://www.omnitekcorp.com/news.htm

On October 20, 2016, we received a contract to develop a EURO VI certified heavy-duty 13-liter natural gas engine. The new 13-liter 450 hp natural gas engine being developed will initially be utilized to power Class 8 trucks for freight movement in Europe.

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

On December 6, 2017, Omnitek received a contract to develop Euro 6 heavy-duty 12-liter propane (LPG) Autogas Engine for Class 8 trucks.

On July 2, 2018, Omnitek announced it has commenced shipments of the Company’s natural gas engine components to its exclusive distributor in China, Omnitek Beijing. The Omnitek system components will be utilized to convert large marine engines, mining-trucks and power generators from diesel to natural gas. Omnitek Beijing is a partner in a new manufacturing facility being built in Shandong Province with capacity for 40,000 natural gas engines annually.

On October 09, 2018, Omnitek announced it has finalized the development of a 420 hp 13-liter heavy-duty natural gas engine. The engine, equipped with Omnitek’s patented engine management system components and a highly efficient catalytic converter, exceeded EURO 6 emissions requirements and will be utilized to power EURO 6 certified trucks and buses. Omnitek will be the exclusive OE supplier of key natural gas engine management system components required for the engine to meet the EURO 6 emissions standard.

Throughout the year, the Company supplied its existing customers around the world with conversion kits and components. TATA Motors of India has retained Omnitek as its OE supplier for of its high-pressure natural gas filter.

(5)Competitive business conditions and the Company’s competitive position in the industry and methods of competition.

We believe our products have many important advantages, some of which are performance, ease of use, and lower cost. We compete in a small segment of the transportation and energy arena. Most of the larger multinational corporations do not offer a complete solution for the markets the Company services. We believe that competition in these markets is principally based on the quality of the product, performance, reliability and price. Because of the Company’s limited financial resources, Omnitek could be at a competitive disadvantage compared to other suppliers of competitive products.

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

As of today, the Company is not aware of any direct competitors offering a similar and extensive range of engine conversion kits for heavy-duty diesel engines required to meet US EPA or European EU emissions standards. Suppliers like Westport Innovations, Bosch and Keihin, just to name a few, supply mainly original equipment engine manufacturers and do not offer complete systems to convert diesel engines.

There are numerous companies, such as BRC, Landirenzo, Tartarini, OMVL, Tomasetto, just to name a few, supplying natural gas components for use on gasoline cars and small trucks. These technologies have been on the market for many years and millions of vehicles have been converted worldwide using these technologies. However, this technology is not suitable to convert heavy-duty diesel engines, and is not in direct competition with Omnitek’s technology. At this time Omnitek is not planning to compete in the small-engine market.

Competition - Dual Fuel Technology

The dual fuel technology, where natural gas is mixed with diesel and both fuels are used at the same time, offers minimal cost savings potential and is not considered a competing technology.

Competition - New Natural Gas Engines.

Under certain conditions it is not cost effective, or technologically feasible, to convert used diesel engines to operate on natural gas. Emission standards sometimes dictate the use of highly sophisticated technology that cannot be easily retrofit onto an engine. For those situations, Omnitek offers purpose-built new natural gas engines which can be used in buses, trucks, generators and other stationary applications.

As of the time of this report there are a very limited number of new natural gas engine suppliers. In the United States only Cummins Westport offers EPA/CARB certified heavy-duty natural gas engines for trucks and buses. In Europe and China we find IVECO, Scania, MAN and Weichai, just to name a few. We believe that additional competitors will emerge as this market matures.

(6)Sources and availability of Raw Materials and Principal Suppliers

Omnitek does not utilize any specialized raw materials. We rely on nonaffiliated suppliers for various standard and customized components and on manufacturers of assemblies that are incorporated into our products. We do not have long-term supply or manufacturing agreements with suppliers of raw materials, components and assemblies.  In some instances alternative sources may be limited. If these suppliers or manufacturers experience financial, operational, manufacturing capacity, or quality assurance difficulties, or cease production and sale of such products, or if there is any other disruption in our relationships with these suppliers or manufacturers, we will be required to locate alternative sources of supply. Our inability to obtain sufficient quantities of these components, if and as required in the future, may subject us to:

·delays in delivery or shortages in components that could interrupt and delay manufacturing and result in cancellations of orders for our products;

·increased component prices and supply delays as we establish alternative suppliers; inability to develop alternative sources for product components;

·required modifications of our products, which may cause delays in product shipments, increased manufacturing costs, and increased product prices; and,

·increased inventory costs as we hold more inventory than we otherwise might in order to avoid problems from shortages or discontinuance, which may result in write-offs if we are unable to use all such products in the future.

During the year ended December 31, 2018, four suppliers accounted for 82% of products purchased compared with the year ended December 31, 2017, where four suppliers accounted for 85% of products purchased.

See Risk Factors Item “Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.”

(7)Dependence on one or few major customers.

The Company believes that the diversity of the product line offered alleviates the dependence on any customer. Through a widespread use of our product line, Omnitek is striving to develop a wide base of customers. During the years ended December 31, 2018 and December 31, 2017, seven customers accounted for approximately 73% of sales.

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

The protection of proprietary rights relating to Omnitek’s products and expertise is critical for the business. Omnitek intends to file additional patent applications to protect certain technology and improvements considered important to the development of the Company’s business. The Company also intends to rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

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

Omnitek’s engine conversion technology as applied in the United States is subject to approval from the EPA and CARB within the State of California.

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

Omnitek is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the Company’s business.

(11)Research and Development.

Research and development expenditures for the last two fiscal years, 2018 and 2017, were $106,896 and $118,940 respectively, and were comprised of charges for engine certification testing, purchase of equipment and parts for R&D, and the cost of personnel in the development of products and services.

In some cases, Omnitek is contracted to develop a specific engine or component. In these cases, Omnitek requires an up-front payment from the customer.

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

As of the date of this report, we employ a total of eight persons, all of whom are full-time employees. These full-time employees include Werner Funk and Richard Miller, who are also officers and directors of Omnitek. We believe we have a good working relationship with our employees, who are not represented by a collective bargaining organization, and there no organized labor agreements or union agreements between Omnitek and any employees.

We are outsourcing certain services that are not proprietary in nature. We intend to continue to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers will enhance our ability to contain general and administrative expenses.

Reports to Security Holders

The public may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. Eastern Time. Information may be obtained on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Moreover, the Company maintains a website at http://www.omnitekcorp.com that contains important information about Omnitek. This information is publicly available and is updated regularly.

ITEM 1A.RISK FACTORS

FORWARD-LOOKING STATEMENTS

This report contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology like “believes,” “anticipates,” “expects,” “estimates,”  ”envision” or similar terms. These statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations and those of our directors or officers with respect to, among other things: (i) trends affecting our financial condition or results of operations, (ii) our business and growth strategies, and (iii) our financing plans. You are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the effect of inflation and other negative economic trends and developments on the business of our customers and other barriers, government regulation and competition. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

The 200-nation “Paris Agreement on Climate Change” signed into law in 2016 signals a strong call to action with more than 175 countries committing to large emission reductions over the next 15 years. This may help to accelerate demand for Omnitek’s technology as countries around the world begin to enact air pollution control measures, in some cases banning diesel trucks and buses in large cities.

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

In order to effectively manage our operations and growth, including growth in the sales of, and services related to, our power systems, we may need to:

•scale our internal infrastructure, including establishing additional facilities, while continuing to provide technologically sophisticated power systems on a timely basis;

•attract and retain sufficient numbers of talented personnel, including application engineers, customer support staff and production personnel;

•continue to enhance our compliance and quality assurance systems; and

•continue to improve our operational, financial and management controls and reporting systems and procedures.

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

Our performance is influenced by a variety of economic, social, and political factors

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

Approximately seven customers accounted for 73% of revenue for the year ended December 31, 2018, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability

These customers are free to purchase from other suppliers who may have more established distribution channels and other competitive advantages, such as price. In addition, our customers’ need for our products depends on many factors including the worldwide and regional fuel prices, and various governmental regulations. If any of the latter factors change significantly, our customers’ demand for our products might decline substantially.

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

Dependence upon key personnel

Our success in developing marketable products and achieving a competitive position will depend, in part, on its ability to retain qualified engineers, management and marketing personnel and in particular, to retain the services of Mr. Werner Funk, upon whom we are reliant on for the development of products for the Company.

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

Omnitek has an Employment Agreement in place with Mr. Funk that provides for continued service in his current capacities through January of 2021 and thereafter on a year-to-year basis. See “Narrative Disclosure to Summary Compensation Table” for details of Employment Agreements.

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

Trading and limited market

At the present time, Omnitek common stock is traded on the OTCQB under the symbol OMTK. There is currently a limited public market for the Common Stock and there can be no assurance that an active trading market will develop or, if one does develop, that it will be maintained. However, should such a market arise, the possibility or actual sale into the market of shares, as permitted under Rule 144 of the Securities Act of 1933, may adversely affect prevailing market prices, if any, for Omnitek’s Common Stock and could impair our ability to raise capital through the sale of its equity securities. In order to qualify for unrestricted resale of Common Stock under Rule 144, certain holding periods must be met and a legal opinion setting forth the exemption from registration must be provided. Further, there is no assurance that Rule 144 will be applicable to Omnitek and investors may not be able to rely on its provisions now or in the future. In addition, sales of significant amounts of Common Stock by Omnitek could have an adverse effect on the market price.

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

ITEM 2. PROPERTIES

The Company owns no real property.  The current lease expired on March 1, 2019 and the Company has been on a month to month lease thereafter and is presently negotiating a lease extension for its principal executive offices and related engineering and assembly facilities located in approximately 25,000 square feet of space at 1333 Keystone Way, Suite 101, Vista, California 92081. During the year ended December 31, 2018, lease payments were $226,789.  For the fiscal year ended December 31, 2017, lease payments were $193,631. Our existing space should be adequate for our needs for the foreseeable future.

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

	Company Common Stock Prices
2018	High	Low
Quarter ended December 31	$0.24	$0.07
Quarter ended September 30	$0.47	$0.15
Quarter ended June 30	$0.17	$0.06
Quarter ended March 31	$0.08	$0.06

2017
Quarter ended December 31	$0.11	$0.06
Quarter ended September 30	$0.15	$0.05
Quarter ended June 30	$0.19	$0.11
Quarter ended March 31	$0.21	$0.13

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

On March 27, 2019, the last bid and ask of our common stock as reported on the OTCQB was $0.085 and $0.11, respectively.

Holders

There were approximately 44 stockholders of record as of December 31, 2018.  We believe there are in excess of 2,500 additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2018 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,965,556(1)	$0.63	5,079,444(2)

Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	2,965,556	$0.63	5,079,444

(1)Of these shares, 300,000 are subject to options outstanding under the 2017 Plan, 2,065,556 are subject to options outstanding under the 2015 Plan and 600,000 are subject to options outstanding under the 2011 Plan.

(2)Represents 4,700,000 shares available for issuance under the 2017 Plan, 334,444 shares available for issuance under the 2015 Plan and 45,000 shares available for issuance under the 2011 Plan. No new awards will be granted under the 2011Plan.  Shares available under the 2015 Plan may be used for any type of award authorized in that plan, including stock options, stock appreciation rights, and full-value awards.

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

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2018.

Recent Sales of Unregistered Securities

See Item 9B., below regarding the sale of unregistered Securities on January 16, 2019, subsequent to the period covered by this report.

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

Results of Operations

For the years ended December 31, 2018 and 2017

Revenues were $1,285,686 for 2018 compared with $1,074,213 in 2017, an increase of $211,473, or 20%. The increase in revenues is primarily attributable to international sales of conversion kits.

Our total cost of goods sold decreased to $784,893 in 2018 from $905,151 in 2017, a decrease of $120,258. For both 2018 and 2017 our total cost of goods sold consisted of two line items: cost of goods sold on products sold and a non-cash inventory reserve adjustment. Our cost of goods sold on products sold increased to $687,457 in 2018 from $599,693 in 2017, an increase of $87,764. Our non-cash inventory reserve adjustment decreased to $97,436 in 2018 from $305,458 in 2017, a decrease of $208,022. Our gross margin on products sold was 47% (using $687,457 as products cost of goods sold) in 2018. Our gross margin on products sold was 44% (using $599,693 as product cost of goods sold) in 2017.  The increase in the gross margin between 2017 and 2018 is attributable to product mix.

Our operating expenses for 2018 were $925,945 compared with $1,195,870 in 2017, a decrease of $269,925, or 23%.  General and administrative expense for 2018 was $811,459 compared with $1,052,344 in 2017.  The decrease is due primarily to salaries and wages of $286,644 in 2018 compared with $406,274 in 2017 and options expense of $37,730 in 2018 compared with $131,522 in 2017. Major components of general and administrative expenses in 2018 were insurance expense of $135,202, rent expense of $130,839 and salary and wages of $286,644. This compares with insurance expense of $148,418, rent expense of $112,874, and salary and wages of $406,274 during 2017. Research and development outlays were $106,896 in 2018 compared with $118,940 in 2017.

Our net loss in 2018 was $486,406, or $(0.02) per share, compared with a net loss of $1,036,297, or $(0.05) per share, in 2017. The decreased loss was primarily the result of an increase in revenues combined with a reduction in the inventory reserve adjustment and general and administrative expenses in 2018. Additionally, operating loss for the twelve months ended December 31, 2018 was $425,152 compared with $1,026,808 for the twelve months ended December 31, 2017.  The decreased operating loss was primarily the result of an increase in revenues combined with a reduction in the inventory reserve adjustment and general and administrative expenses in 2018.

Results for the twelve months ended December 31, 2018 reflect non-cash expenses, including the value of options and warrants granted in the amount of $37,730, depreciation and amortization of $7,590, the inventory reserve adjustment of $97,436 and loss on settlement of debt of $32,963. For the twelve months ended December 31, 2017, non-cash expenses included the value of options and warrants granted of $131,522, depreciation and amortization of $24,586 and the inventory reserve adjustment of $305,458.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital.  Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At December 31, 2018, our current liabilities totaled $1,353,471 and our current assets totaled $1,415,429, resulting in positive working capital of $61,958 and a current ratio of 1:1.05.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $20,255,507 at December 31, 2018, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to, and has had no effect on, our operations or cash flow. The derivative expense and change in fair value of derivative liability was a one-time charge reflected on the Form 10-K for the year ended December 31, 2013.

Operating Activities

We realized negative cash flow from operations of $103,505 for the year ended December 31, 2018 compared with negative cash flow of $24,503 during the year ended December 31, 2017.

Included in the net loss of $468,406 for the twelve months ended December 31, 2018 are non-cash expenses, which are not a drain on our capital resources. During 2018, these non-cash expenses include the value of options and warrants granted in the amount of $37,730, depreciation and amortization of $7,590, the inventory reserve adjustment of $97,436 and loss on settlement of debt of $32,963.

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

Inventories

Inventories are stated at the lower of cost or market. Omnitek’s inventory consists of finished goods and raw material. Omnitek identifies items in its inventory that have not been sold in a timely manner.  Accordingly, we have established an allowance for the cost of such slow moving or obsolete inventory.

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

Contract assets and liabilities

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the balance sheet. For Omnitek’s long-term contracts, amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, Omnitek sometimes receives advances or deposits from its customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities).

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

Revenue Recognition

In general, revenue is recognized when control of the promised goods is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for the goods or services. In order to achieve that core principle, a five-step approach is applied: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue allocated to each performance obligation when we satisfy the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for revenue recognition.

We recognize revenue on various products and services as follows:

Products - The Company recognizes revenue from the sale of products (e.g., filters and engine components) as performance obligations are satisfied. This type of revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer (i.e., the performance obligation has been satisfied).

Contracts – Revenues are recognized as performance obligations are satisfied over time (also known as percentage-of-completion method), measured by either achievement of milestones or the ratio of costs incurred up to a given date to estimated total costs for each contract. Contract costs include all direct material, labor, subcontract and other costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and associated change orders and claims, including those changes arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of Omnitek’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 1% and 7% of revenue for the years ended December 31,2018 and 2017, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 99% and 93% of revenue for the years ended December 31, 2018 and 2017, respectively.

Assurance-type warranties are the only warranties provided by the Company and, as such, Omnitek does not recognize revenue on warranty-related work. Omnitek generally provides a one-year warranty for products that it sells. Warranty claims historically have been insignificant.

Pre-contract costs are generally not incurred by the Company.

Contract Estimates

Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, Omnitek estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes that profit over the life of the contract.

Variable Consideration

The transaction price for contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Variable consideration historically has been insignificant.

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

Omnitek includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes.  As of December 31, 2018, Omnitek had no accrued interest or penalties related to uncertain tax positions.

Omnitek files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, Omnitek is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

At December 31, 2018, Omnitek had net operating loss carry forwards of approximately $6,560,622 through 2034.  No tax benefit has been reported in the December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers”, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current industry-specific guidance, including ASC 605-35. The new standard requires companies to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for the goods or services. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. The new standard also significantly expands disclosure requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-2, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The standard is effective for the interim and annual reporting periods beginning after December 15, 2018. ASU 2016-2 allows companies to adopt the new standard by either applying a modified retrospective method to the beginning of the earliest period presented in the financial statements or an optional transition method to initially apply the standard on January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt the standard using the optional transition method and apply the new guidance prospectively to leases that exist and those entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. With the adoption of ASU 2018-07, the accounting for share-based payments to nonemployees and employees will be substantially the same. ASU 2018-07 is effective for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Management is

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMNITEK ENGINEERING CORP.

FINANCIAL STATEMENTS

December 31, 2018 and 2017

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Omintek Engineering Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Omnitek Engineering Corp. (“the Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respe1ct to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Salt Lake City, UT

April 1, 2019

OMNITEK ENGINEERING CORP.

Balance Sheets

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash	$17,060	$23,279
Accounts receivable, net	13,442	7,984
Accounts receivable - related parties	6,666	3,440
Inventories, net	1,359,678	1,554,656
Contract assets	12,772	-
Deposits	5,811	17,385
Total Current Assets	1,415,429	1,606,744

PROPERTY & EQUIPMENT, net	2,376	7,253

OTHER ASSETS
Other noncurrent assets	30,425	14,280
Total Other Assets	30,425	14,280

TOTAL ASSETS	$1,448,230	$1,628,277

LIABILITIESANDSTOCKHOLDERS'EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$362,363	$358,032
Accrued management compensation	506,103	406,841
Accounts payable - related parties	145,171	114,321
Notes payable - related parties	15,000	15,000
Convertible notes payable - related parties	-	15,000
Convertible notes payable	100,000	-
Contract liabilities	84,496	30,000
Customer deposits	140,338	212,410
Total Current Liabilities	1,353,471	1,151,604

Total Liabilities	1,353,471	1,151,604

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized;
no par value; 20,420,402 and 20,281,082 shares, respectively
issued and outstanding	8,427,210	8,411,411
Additional paid-in capital	11,923,056	11,852,363
Accumulated deficit	(20,255,507)	(19,787,101)
Total Stockholders' Equity	94,759	476,673

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,448,230	$1,628,277

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017

REVENUES	$1,271,118	$1,061,544
REVENUES, related parties	14,568	12,669
Total Revenues	1,285,686	1,074,213
COST OF GOODS SOLD	687,457	599,693
INVENTORY RESERVE ADJUSTMENT	97,436	305,458
Total Cost of Goods Sold	784,893	905,151
GROSS MARGIN	500,793	169,062

OPERATING EXPENSES

General and administrative	811,459	1,052,344
Research and development	106,896	118,940
Depreciation and amortization	7,590	24,586

Total Operating Expenses	925,945	1,195,870

LOSS FROM OPERATIONS	(425,152)	(1,026,808)

OTHER INCOME (EXPENSE)

Loss on settlement of debt	(32,963)	-
Other income	8,391	-
Interest expense	(17,882)	(8,689)

Total Other Expense	(42,454)	(8,689)

LOSS BEFORE INCOME TAXES	(467,606)	(1,035,497)
INCOME TAX EXPENSE	800	800

NET LOSS	$(468,406)	$(1,036,297)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	20,349,024	20,281,082

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
OPERATING ACTIVITIES
Net loss	$(468,406)	$(1,036,297)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization and depreciation expense	7,590	24,586
Options and warrants granted	37,730	131,522
Inventory reserve	97,436	305,458
Loss on settlement of debt	32,963	-
Changes in operating assets and liabilities:
Accounts receivable	(5,458)	20,175
Accounts receivable–related parties	(3,226)	3,565
Deposits	(4,570)	4,331
Prepaid expense	-	5,324
Inventory	97,541	9,786
Contract assets	(12,772)	30,973
Accounts payable and accrued expenses	5,131	32,777
Customer deposits	(72,072)	125,296
Accounts payable-related parties	30,850	95,948
Contract liabilities	54,496	30,000
Accrued management compensation	99,262	192,053
Net Cash Used in Operating Activities	(103,505)	(24,503)
INVESTING ACTIVITIES
Purchase of property and equipment	(2,714)	-
Net Cash Used in Investing Activities	(2,714)	-
FINANCING ACTIVITIES
Proceeds from convertible notes payable - related party	-	15,000
Proceeds from convertible notes payable	100,000	-
Proceeds from notes payable - related party	-	15,000
Net Cash Provided by Financing Activities	100,000	30,000
NET CHANGE IN CASH	(6,219)	5,497
CASH AT BEGINNING OF YEAR	23,279	17,782
CASH AT END OF YEAR	$17,060	$23,279
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$10,925	$7,795
Income taxes	$800	$800
NON CASH INVESTING AND FINANCING ACTIVITIES
Options issued for accrued salary	$-	$100,000
Conversion of Convertible Note Payable	$15,799	$-

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statement of Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2016	20,281,082	$8,411,411	$11,620,841	$(18,750,804)	$1,281,448

Value of options and warrants
issued for services	-	-	131,522	-	131,522

Value of options and warrants
issued for accrued management comp	-	-	100,000	-	100,000

Net loss for the year ended
December 31, 2017	-	-	-	(1,036,297)	(1,036,297)

Balance, December 31, 2017	20,281,082	$8,411,411	$11,852,363	$(19,787,101)	$476,673

Value of options and warrants
issued for services	-	-	37,730	-	37,730

Conversion of related note payable	139,320	15,799	-	-	15,799

Loss on settlement of debt	-	-	32,963	-	32,963

Net loss for the year ended
December 31, 2018	-	-	-	(468,406)	(468,406)

Balance, December 31, 2018	20,420,402	$8,427,210	$11,923,056	$(20,255,507)	$94,759

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Notes to Financial Statement

December 31, 2018 and 2017

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

b.       Use of Estimates in Preparing Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The Company also regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances, inventory valuation allowances, allowance for doubtful receivables and valuations of equity-based payments.

c.       Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d.       Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.   Allowance for doubtful accounts for the years ended December 31, 2018 and 2017 was $15,000 and $15,000, respectively. Additionally, bad debt expense for the years ended December 31, 2018 and 2017 was $-0- and $2,905, respectively.

e.       Inventories

Inventories are stated at the lower of cost or market, cost determined on an average cost basis.  Market value for raw materials is based on replacement costs. Inventory costs include material, labor and manufacturing overhead.  The Company reviews inventories on hand at least annually and records provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and product expiration.

OMNITEK ENGINEERING CORP.

Notes to Financial Statement

December 31, 2018 and 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.       Long-Lived Assets

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances would indicate that there may be an impairment.  The Company compares the estimated undiscounted future cash flows to the carrying value of the long lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, the Company will recognize the impairment immediately. No impairment expense was recognized as of December 31, 2018 or 2017.

g.       Property and Equipment

Property and equipment are recorded at cost.  Depreciation and amortization are calculated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets ranging from three to five years.

h.        Revenue Recognition

In general, revenue is recognized when control of the promised goods is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for the goods or services. In order to achieve that core principle, a five-step approach is applied: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue allocated to each performance obligation when we satisfy the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for revenue recognition.

We recognize revenue on various products and services as follows:

Products - The Company recognizes revenue from the sale of products (e.g., filters and engine components) as performance obligations are satisfied. This type of revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer (i.e., the performance obligation has been satisfied).

Contracts – Revenues are recognized as performance obligations are satisfied over time (also known as percentage-of-completion method), measured by either achievement of milestones or the ratio of costs incurred up to a given date to estimated total costs for each contract. Contract costs include all direct material, labor, subcontract and other costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, estimated profitability and associated change orders and claims, including those changes arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of Omnitek’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset

OMNITEK ENGINEERING CORP.

Notes to Financial Statement

December 31, 2018 and 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 1% and 7% of revenue for the years ended December 31,2018 and 2017, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 99% and 93% of revenue for the years ended December 31, 2018 and 2017, respectively.

Assurance-type warranties are the only warranties provided by the Company and, as such, Omnitek does not recognize revenue on warranty-related work. Omnitek generally provides a one-year warranty for products that it sells. Warranty claims historically have been insignificant.

Pre-contract costs are generally not incurred by the Company.

Contract Estimates

Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, Omnitek estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes that profit over the life of the contract.

Variable Consideration

The transaction price for contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Variable consideration historically has been insignificant.

OMNITEK ENGINEERING CORP.

Notes to Financial Statement

December 31, 2018 and 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	December 31,			December 31,
		2018			2017
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$484,604	-	484,604	$440,696	53,375	494,071
International	788,310	12,772	801,082	563,342	16,800	580,142
	$1,272,914	12,772	1,285,686	$1,004,038	70,175	1,074,213

Filters	819,517	-	819,517	760,006	-	760,006
Components	453,397	-	453,397	244,032	-	244,032
Engineering Services	-	12,772	12,772	-	70,175	70,175
	$1,272,914	12,772	1,285,686	$1,004,038	70,175	1,074,213

i.       Cost of Goods Sold

The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of goods sold.

j.       Research and Development

The Company expenses the costs of researching and developing its products during the period incurred. During the years ended December 31, 2018 and 2017, the Company incurred research and development expenses of $106,896 and $118,940, respectively.

k.       Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended December 31, 2018 and 2017, the Company expensed $-0- and $-0-, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

l.       Provision For Income Taxes

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

OMNITEK ENGINEERING CORP.

Notes to Financial Statement

December 31, 2018 and 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2018, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

m.       Basic and Diluted Loss Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,556,390 and 2,600,556 stock options and warrants that would have been included in the fully diluted earnings per share as of December 31, 2018 and 2017, respectively. However, the common stock equivalents were not included in the loss per share computation because they are anti-dilutive.

n.       Fair Value Measurements

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

o.       Stock-based Compensation

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

p.       Concentration of Risks

Customers

During the year ended December 31, 2018, seven customers accounted for approximately 73% of sales.

During the year ended December 31, 2017, seven customers accounted for approximately 73% of sales.

OMNITEK ENGINEERING CORP.

Notes to Financial Statement

December 31, 2018 and 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Suppliers

During the year ended December 31, 2018, four suppliers accounted for 82 % of products purchased.

During the year ended December 31, 2017, four suppliers accounted for 85% of products purchased.

q.       Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2018, the Company had an accumulated deficit of $20,255,507 and total stockholders’ equity of $94,759.  At December 31, 2018, the Company had current assets of $1,415,429 including cash of $17,060, and current liabilities of $1,353,471, resulting in working capital of $61,958. For 2018, the Company reported a net loss of $468,406 and net cash used by operating activities of $103,505. Management believes that based on its operating plan, the projected sales for 2019, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

r.       Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, “Revenue from Contracts with Customers”, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current industry-specific guidance, including ASC 605-35. The new standard requires companies to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for the goods or services. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. The new standard also significantly expands disclosure requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

s.       Recently Issued Accounting Pronouncements

In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-2, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The standard is effective for the interim and annual reporting periods beginning after December 15, 2018. ASU 2016-2 allows companies to adopt the new standard by either applying a modified retrospective method to the beginning of the earliest period presented in the financial statements or an optional transition method to initially apply the standard on January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt the standard using the optional transition method and apply the new guidance prospectively to leases that exist and those entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements.

OMNITEK ENGINEERING CORP.

Notes to Financial Statement

December 31, 2018 and 2017

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. With the adoption of ASU 2018-07, the accounting for share-based payments to nonemployees and employees will be substantially the same. ASU 2018-07 is effective for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Management is currently assessing the impact of ASU 2018-07 will have on the Company, but it is not expected to have a material impact on the Company’s financial statements and related disclosures.

NOTE 3 – CONTRACT ASSETS AND LIABILITIES

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the balance sheet. For Omnitek’s long-term contracts, amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, Omnitek sometimes receives advances or deposits from its customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities).

The table below reconciles the net excess billings to the amounts included in the balance sheets at those dates:

	December 31,	December 31,
	2018	2017
Contract assets	$12,772	$-
Contract liabilities	$(84,496)	$(30,000)
Net amount of contract liabilities in excess of
Contract assets	$(71,724)	$(30,000)

NOTE 4 – INVENTORIES

Inventories are located in Vista, California and at December 31, 2018 and 2017 consisted of the following:

	December 31,	December 31,
	2018	2017
Raw materials	$948,060	$990,945
Finished goods	1,147,052	1,185,888
Work in progress	-	26,432
Inventory in transit	10,611
Allowance for obsolete inventory	(746,045)	(648,609)
Total	$1,359,678	$1,554,656

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $97,436 and $305,458, for the years ended December 31, 2018 and December 31, 2017, respectively.

OMNITEK ENGINEERING CORP.

Notes to Financial Statement

December 31, 2018 and 2017

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December, 2018 and 2017 consisted of the following:

	December 31,	December 31,
	2018	2017
Production equipment	$64,673	$61,960
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(145,668)	(138,078)
Total	$2,376	$7,253

Depreciation expense for the years ended December 31, 2018 and 2017 was $7,590 and $24,586, respectively.

NOTE 6 – CUSTOMER DEPOSITS

The Company may require a customer deposit from domestic and international customers.  As of December 31, 2018 and 2017 the Company had customer deposits of $140,338 and $212,410, respectively.

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

Convertible Notes – Related Party

On November 7, 2017 the Company issued a convertible promissory note for $15,000 to a related party. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before July 7, 2018. The note has a conversion feature, wherein, at the lender’s option, at the maturity date the lender may convert the remaining unpaid principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for five trading days before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of December 31, 2017. As of December 31, 2018 and December 31, 2017 Convertible Notes – Related Party consisted of the following:

	December 31,	December 31,
	2018	2017
Convertible Note payable, related party	$-	$15,000
Total	$-	$15,000

On July 6, 2018, pursuant to the lender’s election, the Company issued 139,320 restricted shares of Common Stock upon the conversion of $15,799, constituting unpaid principal of $15,000 and accrued interest of $799. The shares were issued at a price of $0.1134 per share, representing 90% of the average closing price of the Common Stock for the five (5) trading days (between days 15 and 10 days) before the maturity date. As a result of this conversion a loss on settlement of debt of $32,963 was recognized. The recorded loss is the difference between the fair value of the common shares on the date of conversion ($0.35) and the face value of the note payable and accrued interest.

OMNITEK ENGINEERING CORP.

Notes to Financial Statement

December 31, 2018 and 2017

NOTE 7 – NOTES PAYABLE – RELATED PARTIES (continued)

Note Payable – Related Party

On January 19, 2017 the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2020. As of December 31, 2018 and December 31, 2017 Note Payable – Related Party consisted of the following:

	December 31,	December 31,
	2018	2017
Note payable, related party	$15,000	$15,000
Total	$15,000	$15,000

NOTE 8 – CONVERTIBLE NOTE PAYABLE

On June 15, 2018 the Company entered into a Securities Purchase Agreement with an accredited investor, under which the investor purchased a Secured Convertible Promissory Note from the Company in the principal amount of $100,000. Under the terms of the Note simple interest will accrue at a rate of 10% per annum. The note will automatically mature and be due and payable on the eighteen (18) month anniversary. The Company shall make principal payments under the Note in the amount of $5,000 per month, beginning on the seventh month anniversary and continuing each month thereafter through the maturity date. Also commencing on the seventh month anniversary of the Note, the Company shall make interest payments under this Note based on the unpaid principal balance. The Note is secured by the inventory of the Company in accordance with a Security Agreement executed concurrently with the Note and UCC-1 Financing Statement perfecting said security interest.  The Note includes a conversion feature wherein, under certain circumstances, the Lender may request a portion of the principal repayment be converted and payable in restricted shares of the Company’s Common Stock at the lesser of five cents ($0.05) per share or 90% of the average closing price calculated over the prior 20 trading days, but not less than $.0025 per share. The floor of $0.025 per share prevents the embedded conversion option from qualifying for derivative accounting under ASC 815-15 “Derivative and Hedging”. As of December 31, 2018 and December 31, 2017 Convertible Note Payable consisted of the following:

	December 31,	December 31,
	2018	2017
Convertible note payable	$100,000	$-
Less current portion	-	-
Convertible note payable, net of current portion	$100,000	$-

NOTE 9 – COMMITMENTS

As of December 31, 2018 and 2017, the Company had outstanding purchase commitments for inventory totaling $133,141 and $116,608, respectively. Of these amounts, the Company had made prepayments of $21,956 as of December 31, 2018 and $16,956 as of December 31, 2017 and had commitments for future cash outlays for inventory totaling $111,185 and $99,652, respectively.

On January 10, 2013, the Company entered into an operating lease for its facilities in California. On December 21, 2017 the Company signed an agreement with the lessor to extend the lease term for an additional one-year term from its original expiration date of February 28, 2018. Per the terms of the lease extension agreement, the lease expired effective March 1, 2019. The Company is currently negotiating a new lease with the landlord.

OMNITEK ENGINEERING CORP.

Notes to Financial Statement

December 31, 2018 and 2017

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2018, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of December 31, 2018 and December 31, 2017, the Company was owed $6,666 and $3,440, respectively, by related parties for the purchase of products and services.

Accrued Management Expenses

During the periods ended December 31, 2018 and December 31, 2017, the Company’s president and chief financial officer were due amounts for services performed for the Company.  As of December 31, 2018 and December 31, 2017 the accrued management fees consisted of the following:

	December 31,	December 31,
	2018	2017
Amounts due to the president	$399,296	$321,796
Amounts due to the chief financial officer	106,807	85,045
Total	$506,103	$406,841

The total amount due to the former vice-president at December 31, 2017 is $80,444. In October 2017 the vice-president retired. As such, this employee no longer qualifies as a related party and the accrued compensation is included in accrued expenses as of December 31, 2017.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On July 7, 2018 the Company issued 139,320 shares of its restricted common stock in consideration of a capital contribution via the conversion by John M. Palumbo of $15,799, constituting unpaid principal of $15,000 and accrued interest of $799, owing under that certain Promissory Note dated November 7, 2017.

Options and Warrants

During the years ended December 31, 2018 and 2017, the Company granted 590,000 and 350,000 options for services, respectively.  During the years ended December 31, 2018 and 2017, respectively, the Company recognized expense of $37,730 and $131,522 related to options that vested during the years, pursuant to ASC Topic 718. The total remaining amount of compensation expense to be recognized in future periods is $24,650. No future compensation expense has been calculated for 150,000 options that were granted in 2015 due to the low probability that any of these options will vest before maturity. During the twelve months ended December 31, 2018 and 2017 the Company granted -0- and 555,556 options to the CEO for accrued compensation, respectively.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2014 the remaining 2,590,000 options previously issued under the plan expired. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2018 the Company has a total of 600,000 options issued under the plan.

OMNITEK ENGINEERING CORP.

Notes to Financial Statement

December 31, 2018 and 2017

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2018 the Company has a total of 2,065,556 options issued under the plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2018, the Company has a total of 300,000 options issued under the plan. During the twelve months ended December 31, 2018 and 2017 the Company issued -0- and -0- warrants, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	December 31, 2018	December 31, 2017
Expected volatility	150%	105%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	2.46%	2.22%

A summary of the status of the options granted at December 31, 2018 and December 31, 2017 and changes during the years then ended is presented below:

	December 31,		December 31,
	2018		2017
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,600,556	$0.82	4,510,313	$2.81
Granted	590,000	0.07	905,556	0.18
Exercised	-	-	-	-
Expired or cancelled	(225,000)	1.33	(2,815,313)	3.81
Outstanding at end of year	2,965,556	0.63	2,600,556	0.82
Exercisable	2,556,390	$0.67	2,354,723	$0.84

OMNITEK ENGINEERING CORP.

Notes to Financial Statement

December 31, 2018 and 2017

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

A summary of the status of the options outstanding at December 31, 2018 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-1.00	2,440,556	4.80 years	2,031,390	$0.24
$1.01-2.00	75,000	1.18 years	75,000	1.37
$2.01-3.00	450,000	0.81 years	450,000	2.53
$0.01-3.00	2,965,556	4.11 years	2,556,390	$0.67

A summary of the status of the options and warrants outstanding at December 31, 2017 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01 - 1.00	1,950,556	5.43 years	1,704,723	$0.27
$1.01 - 2.00	125,000	1.54 years	125,000	1.18
$2.01 - 3.00	525,000	1.76 years	525,000	2.52
$0.01 - 3.00	2,600,556	4.50 years	2,354,723	$0.82

OMNITEK ENGINEERING CORP.

Notes to Financial Statement

December 31, 2018 and 2017

NOTE 12 – INCOME TAXES

The provision for income taxes for the year ended December 31, 2018 and 2017 consists of the following:

	December 31,	December 31,
Federal	2018	2017
Current	$-	$-
Deferred	-	-
State
Current	$800	$800
Deferred	-	-
Income tax expense	$800	$800

Net deferred tax assets consist of the following components as of December 31, 2018 and 2017:

	December 31,	December 31,
Deferred tax assets:	2018	2017
Net operating loss carryover	$6,560,622	6,239,260
Research and development carry forward	131,088	136,465
Related party accruals	-	130,538
Inventory reserve	179,051	252,958
Allowance for doubtful accounts	3,600	33,605
Warranty allowance	3,068	4,986
Accrued compensation	121,465	158,668
Deferred tax liabilities:
Depreciation	(97,331)	(104,924)
Deferred rent	-	(1,505)
Valuation allowance	(6,901,563)	(6,850,051)
Net deferred tax asset	$-	-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 24% as of December 31, 2018 and 39% as of December 31, 2017 to pretax income from continuing operations for the year ended December 31, 2018 and 2017 due to the following:

	December 31,	December 31,
	2018	2017
Book loss	$(112,418)	(404,157)
Meals and entertainment	16	64
State tax deduction	-	-
Deferredrent	(926)	(3,241)
Stock/Options for services	9,055	51,294
Officer’s life ins premium	1,181	1,918
Depreciation	(7,593)	(6,290)
Accrued compensation	23,823	67,274
Inventory reserve	23,385	119,129
Valuation allowance	127,753	348,816
Net operating loss carryover	(63,476)	(174,007)
Income Tax Expense	$800	800

On December 21, 2017, the TCJA was enacted. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35 percent to 21 percent beginning January 1, 2018, requires companies to pay a one-time transition tax on certain previously unremitted earnings on non-U.S. subsidiaries, creates new taxes on certain foreign sourced

OMNITEK ENGINEERING CORP.

Notes to Financial Statement

December 31, 2018 and 2017

NOTE 12 – INCOME TAXES (continued)

earnings and imposes additional limitations on certain deductions, including interest expense and net operating losses arising after 2017. The Company has assessed the impact of the TCJA and is not subject to the one-time transition tax. The Company remeasured certain deferred tax assets and liabilities based on the rates that they are expected to reverse in the future, which is generally 21 percent under TCJA. The decrease in the Company’s net deferred tax assets was offset by a corresponding decrease in its valuation allowance.

At December 31, 2018, the Company had net operating loss carry forwards of approximately $6,560,622 through 2034.  No tax benefit has been reported in the December 31, 2018 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 13 – SUBSEQUENT EVENTS

On January 16, 2019 the Company granted a total of 250,000 Non-Qualified Stock Options pursuant to the 2017 Long-Term Incentive Plan. The Options were allocated as follows: 50,000 Options each to two executive officers for past and continued services (vest and exercisable immediately), 50,000 Options each to three outside directors (total of 150,000 Options) for past and continued services (vest and exercisable immediately).

On January 19, 2019 the Company and Werner Funk, President and CEO, agreed to a one-year extension of the $15,000 related party note payable due to Mr. Funk. The extended due date is January 19, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2018.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting, using criteria established in the Internal Control - Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on that assessment, management identified a material weakness in internal control over financial reporting as of December 31, 2018 as further described below. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2018 were not effective, based on COSO’s framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of our assessment, we have determined that there is a deficiency with regard to the lack of a complete backup process for our electronic financial information and inventory systems.  There is limited stored backup offsite or in a media safe, and as such, there are no regularly run test restorations of said financial information.  Additionally, we determined that the Company did not maintain sufficient monitoring review controls with respect to accounting for complex transactions.

Management believes that the material weaknesses set forth above did not have any effect on the Company’s financial results.

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.

Remediation Plan for the Material Weaknesses

Management has been engaged in developing remediation plans to address the above material weaknesses. In order to address and resolve these deficiencies we are currently researching the options available given our financial means to do the following: (1) have a regularly scheduled and dependable offsite backup of our Company records that will allow us to restore our data in the event of a system failure, and (2) hire outside consultants to review the Company’s financial statements for complex transactions. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weaknesses or determine to supplement or modify the remediation measures described above.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Subsequent Events.

Recent Sales of Unregistered Securities

On January 16, 2019, subsequent to the period covered by this report, Omnitek granted to each of Werner Funk, President and CEO, and Richard Miller, CFO, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $0.099, representing 110% of the closing price (i.e. $0.09) of the common stock of the Corporation as of such date.  Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

On January 16, 2019, in consideration for their services as independent directors, Omnitek granted to each of Messrs. Gary S. Maier, George G. Chachas, and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $0.09, representing 100% of the closing price (i.e.$0.09) of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The individual receiving the options is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

PART III.

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS

Identification of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director
Werner Funk	60	President, CEO, Secretary and Director	One Year	May 2001 to Present

Richard Miller	56	Chief Financial Officer and Director	One Year	October 2017 to Present

George G. Chachas	56	Director	One Year	August 2012 to Present

Gary S. Maier	64	Director	One Year	August 2012 to Present

John M. Palumbo	62	Director	One Year	October 2013 to Present

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

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of Omnitek or a Significant Employee is as follows:

Werner Funk – Mr. Funk was born in Germany.  He has been a Director and the CEO of Omnitek since its formation in May of 2001.  Mr. Funk has over 30 years of experience in international business, manufacturing, engineering, marketing and Internet commerce.  He is responsible for management, marketing and new product design.  Mr. Funk was educated in Germany where he attended high school and vocational college for automotive technology and graduated with honors receiving a bachelor degree in automotive technology.  While living in Germany, he worked for Mercedes-Benz and was the assistant crew chief of a Porsche factory sponsored racing team.  Mr. Funk moved to the United States in 1978, where upon he started Nology Engineering Inc., a California Corporation, which designs, manufactures and markets automotive products for the performance aftermarket.  Mr. Funk also currently serves as the CEO of Nology Engineering Inc. Mr. Funk is listed as the inventor/co-inventor on several patents and patent applications.

Richard Miller – Mr. Miller was appointed as a Director of the Company on October 27, 2017 and as the Chief Financial Officer on July 27, 2015. Mr. Miller has more than 16 years of financial management and accounting experience.  Prior to joining Omnitek, he served since 2010 as the controller for American Rim Supply, Inc., a privately held company based in Carlsbad, California. From 2006 to 2009 Mr. Miller served as assistant controller for Crestone Group, LLC, a Carlsbad-based commercial bakery with five manufacturing facilities. Earlier in his career from 2001 to 2006, he was a tax manager with J.H. Cohn, LLP, a regional full-service accounting firm headquartered in New Jersey.  Mr. Miller is a certified public accountant and double majored in communications and psychology, earning a Bachelor of Arts degree with honors from the University of California, Los Angeles.

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by Omnitek and representations from certain reporting persons, Omnitek believes that for the fiscal year ended December 31, 2018, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

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

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2018 and 2017 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)(1)	(j)
Werner Funk	2018	$76,923(3)	-	$9,775	-	$-	$86,698
CEO, President,	2017	$36,462(3)	-	$77,477	-	$-	$115,939
and Secretary

Janice M. Quigley	2018	$-	-	$-	-	$-	$-
Director and VP(5)	2017	$-	-	$6,900	-	$-	$6,900

Richard Miller(2)	2018	$63,750	-	$16,605	-	$-	$80,355
CFO and Director	2017	$34,327	-	$19,775	-	$-	$54,102

(1)  These amounts represent previously accrued unpaid salary owed from prior fiscal years.

(2) On July 27, 2015, Richard Miller was appointed to the Chief Financial Officer position.

(3) In 2018, Mr. Funk’s base salary according to his employment agreement with the Company was $150,000. Mr. Funk deferred $73,077 of his 2018 salary. In 2017, Mr. Funk’s base salary according to his employment agreement with the Company was $250,000. Mr. Funk deferred $211,538 of his 2017 salary.

(4) In 2018, Mr. Miller’s base salary according to his employment agreement with the Company was $85,000. Mr. Miller deferred $21,250 of his 2018 salary. In 2017, Mr. Miller’s base salary according to his employment agreement with the Company was $85,000.  Mr. Miller deferred $50,673 of his 2017 salary.

(5) In October 2017 Ms. Quigley resigned her position as vice-president and director.

Narrative Disclosure to Summary Compensation Table

On January 15, 2018, Omnitek entered into an Employment Agreement with, and to continue the employment of, Werner Funk, the President and CEO of the Company.  The term of Employment Agreement began on January 15, 2018, (the “Effective Date”) and shall continue for a period of three years until January 14, 2021, unless terminated earlier pursuant to other provisions of the Agreement.  During the Employment Period, Omnitek agrees to pay Mr. Funk a Base Salary of $150,000 per year.

On January 15, 2018, per the employment agreement of Mr. Funk, President and CEO, Omnitek granted to Mr. Funk a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 300,000 shares of common stock at an exercise price of $0.077 representing 110% of the closing price (i.e., $0.07) of the common stock on such date. One-thirty sixth (1/36) of the total number of shares subject to the Option shall vest and become exercisable at the end of each month following the Date of Grant the same day of each month as the Date of Grant, so that all shares subject to the Options will be fully vested on the third anniversary of the Date of Grant. The Options will be exercisable for a period of seven years from the Effective Date.

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

On November 3, 2015, per the employment agreement of Mr. Miller, Omnitek granted Mr. Miller a Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 100,000 shares of common stock, at an exercise price of $0.71 per share representing 110% of the average of the closing price of the common stock as reported on the OTCQB for the prior 15 trading day periods. One-forty eight (1/48) of the total number of shares subject to the Option shall vest and become exercisable at the end of each month following the Date of Grant the same day of each month as the Date of Grant, so that all shares subject to the Options will be fully vested on the fourth anniversary of the Date of Grant.  The Options will be exercisable for a period of seven years from the Effective Date.

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

On February 10, 2017, Omnitek granted to each of Werner Funk, President and CEO, and Janice Quigley, Vice President, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $0.18, representing 110% of the closing price (i.e. $0.164) of the common stock as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

Additionally, on February 10, 2017, Omnitek granted to Richard Miller, Chief Financial Officer, a Non-Qualified Stock Option pursuant to the 2015 Long-Term Incentive Plan, to purchase 100,000 shares of common stock, at an exercise price of $0.18 representing 110% of the closing price (i.e. $0.164) of the common stock as of such date. One-half (1/2) of the total number of shares subject to the Option shall vest and become exercisable immediately. The other one-half (1/2) of the total number of shares subject to the Option shall vest and become exercisable on the one-year anniversary of the date of grant. The options shall be exercisable for a period of seven years from the date of grant.

A copy of Mr. Miller’s Employment Agreement is attached as Exhibit 10.01 of the Form 10-K dated March 31, 2017.  The foregoing descriptions of the Employment Agreements are qualified in its entirety by reference to the full text of such agreements.

No Named Executive Officer exercised any options or SARs during the last completed fiscal year or owned any unexercised options or SARs at the end of the fiscal year.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers acts or will act on behalf of or at the direction of any other person.

Compensation of Directors

There was no compensation paid to any director who was a Named Executive Officer during the year ended December 31, 2018, other than that provided for attendance at meetings.   The three outside independent directors received each, a non-qualified stock option grant to purchase fifty thousand (50,000) shares of Omnitek’s common stock at an exercise price of $0.07 per share on January 11, 2018.  Such Options shall be exercisable for a period of seven years.  The Option shall vest and be exercisable immediately.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information for the named executive officers on stock option holdings as of the end of 2018.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Werner Funk	400,000	0	0	$2.56	10/31/2019
	470,000	0	0	$0.286	4/14/2023
	605,556	0	0	$0.18	2/9/2024
	50,000	0	0	$0.077	1/10/2025
	200,000	0	100,000	$0.077	1/14/2025

Richard Miller	79,167	0	20,833	$0.71	11/2/2022
	50,000	0	0	$0.286	4/14/2023
	100,000	0	0	$0.18	2/9/2024
	50,000	0	0	$0.077	1/10/2025

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

Applicable percentage ownership as shown in the two tables below is based on 20,420,402 shares of common stock outstanding on December 31, 2018.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2018.  However, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Certain Beneficial Owners

The following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1333 Keystone Way Suite 101 Vista, CA 92081	9,981,555 (1) (2)	48.88%

Common Stock	Garber Family Trust 1732 Emerald Isle Way Oxnard, CA 93035	1,044,655(3)	5.12%

(1)   This amount includes 8,364,332 shares of common stock currently vested options to purchase 1,617,223 shares of Common Stock.

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

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1333 Keystone Way Suite 101 Vista, CA 92081	9,981,555 (1) (2)	48.88%

Common Stock	Richard Miller 1333 Keystone Way Suite 101 Vista, CA 92081	279,167(3)	1.37%

Common Stock	George G. Chachas 11682 El Camino Real Suite 100 San Diego, CA 92130	243,500(4)	1.19%

Common Stock	Gary S. Maier 815 Moraga Drive Suite 306 Los Angeles, CA 90049	290,500(5)	1.42%

Common Stock	John M. Palumbo 8905 Rex Road Pico Rivera, CA 90660	349,830(6)	1.71%

Common Stock	Directors and Executive Officers as a Group (6 persons)	11,144,552	54.57%

(1)This amount includes 8,364,332 shares of common stock currently vested options to purchase 1,617,223 shares of Common Stock.

(2)Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

(3)This amount includes currently vested options to purchase 179,167 shares of Common Stock.

(4)This amount includes currently vested options to purchase 200,000 shares of Common Stock and 43,000 shares of Common Stock held in the name of Tuva Co., LLC, over which Mr. Chachas has sole voting power; and 500 shares of Common Stock held by Mr. Chachas directly.

(5)This amount includes currently vested options to purchase 200,000 shares of Common Stock and 90,500 shares of Common Stock held by Mr. Maier directly. Does not include 10,000 10,000 shares of Common Stock held by Mr. Maier’s spouse.

(6)This amount includes currently vested options to purchase 200,000 shares of Common Stock and 149,820 shares of common stock

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

Except as set forth above, Omnitek has not been a party to any transactions between persons who were executive officers, directors, or principal stockholders of our corporation during the fiscal years ended December 31, 2018 and 2017.

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

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2018, we incurred $36,190 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2018.

During the fiscal year ended December 31, 2017, we incurred $30,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2017.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $2,200 and $2,075, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV.

ITEM 15.           EXHIBITS

(a)           Financial Statements.

(i)           The Balance Sheet of Omnitek Engineering Corp. as of December 31, 2018 and 2017, the Statements of Operations for the years ended December 31, 2018 and 2017, the Statements Stockholders’ Equity (Deficit) from December 31, 2017 to December 31, 2018, and of Cash Flows for the years ended December 31, 2018 and 2017, and together with the notes thereto and the reports of Sadler, Gibb & Associates thereon appear in Item 8 and are included in this report.

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

Omnitek Engineering Corp.
Dated: April 1, 2019
_________________________________ By: Werner Funk
Its: President and Secretary,
CEO and Principal Executive Officer

Dated: April 1, 2019	/s/ Richard Miller
By: Richard Miller
Its: Chief Financial Officer
and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 1, 2019
_________________________________ Werner Funk, Director

Dated: April 1, 2019	/s/ Richard L. Miller
___________________________
Richard L. Miller, Director

Dated: April 1, 2019	/s/ George G. Chachas
___________________________
George G. Chachas, Director

Dated: April 1, 2019	/s/ Gary S. Maier
___________________________
Gary Maier, Director

Dated: April 1, 2019	/s/ John M. Palumbo
___________________________
John M. Palumbo, Director