Form 10-Q
period 2019-03-31
Omnitek Engineering Corp
filed 2019-05-14
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
N/A

As of May 14, 2019, the Registrant had 20,420,402 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$33,533	$17,060
Accounts receivable, net	16,123	13,442
Accounts receivable - related parties	7,606	6,666
Inventory, net	1,310,966	1,359,678
Contract assets	34,457	12,772
Deposits	5,438	5,811
Total Current Assets	1,408,123	1,415,429

PROPERTY & EQUIPMENT, net	2,216	2,376

OTHER ASSETS
Other noncurrent assets	30,425	30,425
Total Other Assets	30,425	30,425

TOTAL ASSETS	$1,440,764	$1,448,230

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$359,505	$362,363
Accrued management compensation	552,603	506,103
Accounts payable - related parties	156,314	145,171
Note payable - related party	15,000	15,000
Convertible note payable	85,000	100,000
Contract liabilities	98,336	84,496
Customer deposits	159,566	140,338
Total Current Liabilities	1,426,324	1,353,471

Total Liabilities	1,426,324	1,353,471

STOCKHOLDERS' EQUITY
Common stock, 125,000,000 shares authorized; no par value; 20,420,402 shares issued and outstanding	8,427,210	8,427,210
Additional paid-in capital	11,948,963	11,923,056
Accumulated deficit	(20,361,733)	(20,255,507)
Total Stockholders' Equity	14,440	94,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,440,764	$1,448,230

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations (unaudited)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

REVENUES	$351,348	$359,530
COST OF GOODS SOLD	204,879	204,492
GROSS MARGIN	146,469	155,038

OPERATING EXPENSES

General and administrative	222,253	220,530
Research and development	24,843	26,802
Depreciation and amortization	160	3,981

Total Operating Expenses	247,256	251,313

LOSS FROM OPERATIONS	(100,787)	(96,275)

OTHER INCOME (EXPENSE)

Interest expense	(5,439)	(2,765)
Other income	-	950

Total Other Income (Expense)	(5,439)	(1,815)

LOSS BEFORE INCOME TAXES	(106,226)	(98,090)
INCOME TAX EXPENSE	-	-

NET LOSS	$(106,226)	$(98,090)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	20,420,402	20,281,082

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018

OPERATING ACTIVITIES
Net loss	$(106,226)	$(98,090)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation expense	160	3,981
Obsolete inventory adjustment	25,000	25,000
Options and warrants granted	25,907	21,971
Changes in operating assets and liabilities:
Accounts receivable	(2,681)	(19,132)
Accounts receivable–related parties	(940)	(4,312)
Deposits	373	(4,627)
Contract assets	(21,685)	-
Prepaid expense	-	(20,250)
Contract liabilities	13,840	-
Inventory	23,712	16,876
Accounts payable and accrued expenses	(2,858)	3,696
Customer deposits	19,228	26,371
Accounts payable-related parties	11,143	11,515
Accrued management compensation	46,500	25,244
Net Cash Provided by (Used in) Operating Activities	31,473	(11,757)

INVESTING ACTIVITIES
Net cash from Investing Activities	-	-

FINANCING ACTIVITIES
Payments on convertible note payable	(15,000)	-
Net cash Used in Financing Activities	(15,000)	-

NET CHANGE IN CASH	16,473	(11,757)
CASH AT BEGINNING OF YEAR	17,060	23,279

CASH AT END OF PERIOD	$33,533	$11,522

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$5,369	$2,284

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Equity (unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	20,281,082	$8,411,411	$11,852,363	$(19,787,101)	$476,673

Value of options issued for services	-	-	21,971	-	21,971

Net loss for the three months ended March 31, 2018	-	-	-	(98,090)	(98,090)

Balance, March 31, 2018	20,281,082	8,411,411	11,874,334	(19,885,191)	400,554

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	20,420,402	$8,427,210	$11,923,056	$(20,255,507)	$94,759

Value of options issued for services	-	-	25,907	-	25,907

Net loss for the three months ended March 31, 2019	-	-	-	(106,226)	(106,226)

Balance, March 31, 2019	20,420,402	$8,427,210	$11,948,963	$(20,361,733)	$14,440

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2019

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2019 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2018 audited financial statements.  The results of operations for the periods ended March 31, 2019 and 2018 are not necessarily indicative of the operating results for the full years.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer, and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2019

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

of Omnitek’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 7% and 0% of revenue for the periods ended March 31, 2019 and 2018, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 93% and 100% of revenue for the periods ended March 31, 2019 and 2018, respectively.

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

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2019

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	March 31,			March 31,
		2019			2018
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$115,838	-	115,838	$137,640	-	137,640
International	209,500	26,010	235,510	221,890	-	221,890
	$325,338	26,010	351,348	$359,530	-	359,530

Filters	$239,886	-	239,886	$247,486	-	247,486
Components	85,452	-	85,452	112,044	-	112,044
Engineering Services	-	26,010	26,010	-	-	-
	$325,338	26,010	351,348	$359,530	-	359,530

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

Location : Vista, CA	March 31, 2019	December 31, 2018
Raw materials	$954,046	$948,060
Finished goods	1,127,965	1,147,052
Inventory in transit	-	10,611
Allowance for obsolete inventory	(771,045)	(746,045)
Total	$1,310,966	$1,359,678

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $25,000 and $25,000, for the periods ended March 31, 2019 and March 31, 2018, respectively.

Property and Equipment

Property and equipment at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Production equipment	$64,673	$64,673
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(145,828)	(145,668)
Total	$2,216	$2,376

Depreciation expense for the periods ended March 31, 2019 and March 31, 2018 was $160 and $3,981, respectively.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2019

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,847,640 and 2,690,973 stock options and warrants that would have been included in the fully diluted earnings per share as of March 31, 2019 and March 31, 2018, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2019 and December 31, 2018 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of March 31, 2019, the Company had an accumulated deficit of $20,361,733 and total stockholders’ equity of $14,440.  At March 31, 2019, the Company had current assets of $1,408,123 including cash of $33,533, and current liabilities of $1,426,324, resulting in negative working capital of $(18,201). For the three months ended March 31, 2019, the Company reported a net loss of $106,226 and net cash provided by operating activities of $31,473. Management believes that based on its operating plan, the projected sales for 2019, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2019

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-2 - Leases (Topic 842), which significantly amends the way companies are required to account for leases.  Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company adopted this update as of January 1, 2019 using the modified retrospective transition method and prior periods have not been restated. The Company has not entered into any leases subject to the new guidance since January 1, 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. With the adoption of ASU 2018-07, the accounting for share-based payments to nonemployees and employees will be substantially the same. ASU 2018-07 is effective for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the standard on January 1, 2019. In management’s opinion, ASU 2018-07 will not have a material impact on the Company’s financial statements and related disclosures.

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

The table below reconciles the net excess billings to the amounts included in the balance sheets at those dates:

	March 31,	December 31,
	2019	2018
Contract assets	$34,457	$12,772
Contract liabilities	$(98,336)	$(84,496)
Net amount of contract liabilities in excess of
Contract assets	$(63,879)	$(71,724)

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2019

(unaudited)

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of March 31, 2019, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of March 31, 2019 and December 31, 2018, the Company was owed $7,606 and $6,666, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of March 31, 2019 and December 31, 2018, the Company owed related parties for such expenses, goods and services in the amounts of $156,314 and $145,171, respectively.

Accrued Management Expenses

For the periods ended March 31, 2019 and December 31, 2018, the Company’s president and chief financial officer were due amounts for services performed for the Company.

As of March 31, 2019 and December 31, 2018 the accrued management fees consisted of the following:

	March 31,	December 31,
	2019	2018
Amounts due to the president	$431,411	$399,296
Amounts due to the chief financial officer	121,192	106,807
Total	$552,603	$506,103

NOTE 5 – NOTE PAYABLE - RELATED PARTY TRANSACTIONS

Note Payable – Related Party

On January 19, 2017 the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2020.

As of March 31, 2019 and December 31, 2018 Note Payable – Related Party consisted of the following:

	March 31,	December 31,
	2019	2018
Note payable, related party	$15,000	$15,000
Total	$15,000	$15,000

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On June 15, 2018 the Company entered into a Securities Purchase Agreement with an accredited investor, under which the investor purchased a Secured Convertible Promissory Note from the Company in the principal amount of $100,000. Under the terms of the Note simple interest will accrue at a rate of 10% per annum. The note will automatically mature and be due and payable on the eighteen (18) month anniversary. The Company shall make principal payments under the Note in the amount of $5,000 per month, beginning on the seventh month anniversary and continuing each month thereafter through the maturity date. Also commencing on the seventh month anniversary of the Note, the Company shall make interest payments under this Note based on the unpaid principal balance. The Note is secured by the inventory of the Company in accordance with a Security Agreement executed

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2019

(unaudited)

NOTE 6 – CONVERTIBLE NOTE PAYABLE (Continued)

concurrently with the Note and UCC-1 Financing Statement perfecting said security interest.  The Note includes a conversion feature wherein, under certain circumstances, the Lender may request a portion of the principal repayment be converted and payable in restricted shares of the Company’s Common Stock at the lesser of five cents ($0.05) per share or 90% of the average closing price calculated over the prior 20 trading days, but not less than $.025 per share. The floor of $0.025 per share prevents the embedded conversion option from qualifying for derivative accounting under ASC 815-15 “Derivative and Hedging”.

As of March 31, 2019 and December 31, 2018 Convertible Note Payable consisted of the following:

	March 31,	December 31,
	2019	2018
Convertible note payable	$85,000	$100,000
Total	$85,000	$100,000

NOTE 7 -  STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2019 and 2018, the Company granted 250,000 and 590,000 options for services, respectively. During the three months ended March 31, 2019 and 2018, the Company recognized expense of $25,907 and $21,971, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. As of March 31, 2018 total remaining amount of compensation expense to be recognized in future periods is

$19,493.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2019 the Company has a total of 600,000 options issued under the 2011 Plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2019 the Company has a total of 2,065,556 options issued under the 2015 Plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2019, the Company has a total of 550,000 options issued under the 2017 Plan. During the three months ended March 31, 2019 and 2018 the Company issued -0- and -0- warrants, respectively.

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

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2019

(unaudited)

NOTE 7 -  STOCK OPTIONS AND WARRANTS (Continued)

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	March 31, 2019	March 31, 2018
Expected volatility	132%	150%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	2.62%	2.46%

A summary of the status of the options and warrants granted at March 31, 2019 and December 31, 2018 and changes during the periods then ended is presented below:

	March 31,		December 31,
	2019		2018
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,965,556	$0.63	2,600,556	$0.82
Granted	250,000	0.09	590,000	0.07
Exercised	-	-	-	-
Expired or cancelled	-	-	(225,000)	1.33
Outstanding at end of period	3,215,556	0.59	2,965,556	0.63
Exercisable	2,847,640	$0.62	2,556,390	$0.67

A summary of the status of the options and warrants outstanding at March 31, 2019 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	2,690,556	4.77 years	2,322,640	0.22
$1.00-1.99	75,000	0.93 years	75,000	1.37
$2.00-2.99	450,000	0.56 years	450,000	2.53

$0.01-2.99	3,215,556	4.09 years	2,847,640	$0.62

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

Results of Operations

For the three months ended March 31, 2019 and 2018

Revenues were $351,348 for the three months ended March 31, 2019 compared with $359,530 for the three months ended March 31, 2018, a decrease of $8,182. The reduction in sales relates primarily to the timing of shipments between periods.

Cost of sales was $204,879 for the three months ended March 31, 2019 compared with $204,492 for the three months ended March 31, 2018, a decrease of $387. Our gross margin percentage was 42% for the three months ended March 31, 2019 compared with 43% in the same period in 2018.

Operating expenses for the three months ended March 31, 2019 were $247,256 compared with $251,313 in the same period in 2018, a decrease of $4,057 or 2%. General and administrative expense for the three months ended March 31, 2019 was $222,253 compared with $220,530 for the three months ended March 31, 2018.  Major components of general and administrative expenses for the three months ended March 31, 2019 were professional fees of $29,025, rent expense of $37,000, and salary and wages of $65,923. This compares to professional fees of $29,538, rent expense of $27,378 and salaries and wages of $77,936 for the three months ended March 31, 2018.  For the three months ended March 31, 2019 research and development outlays were decreased to $24,843 compared with $26,802 for the three months ended March 31, 2018.

Our net loss for the three months ended March 31, 2019 was $106,226, or ($0.01) per share, compared with a net loss of $98,090, or ($0.00) per share, for the three months ended March 31, 2018.  The increased net loss was primarily due to lower revenues during the three months ended March 31, 2019 over the same period a year earlier.

Results for the three months ended March 31, 2019 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $25,907, depreciation and amortization of $160 and the inventory reserve adjustment of $25,000.  For the three month period ended March 31, 2018 non-cash expenses included options and warrants granted in the amount of $21,971, depreciation and amortization of $3,981and the inventory reserve adjustment of $25,000 .

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At March 31, 2019, our current liabilities totaled $1,426,324 and our current assets totaled $1,408,123, resulting in negative working capital of $18,201.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $20,361,733 at March 31, 2019, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow. Management believes that based in its operating plan, the projected sales for 2019, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern.

Operating Activities

We realized a positive cash flow from operations of $31,473 for the three months ended March 31, 2019 compared with a negative cash flow of $11,757 during the three months ended March 31, 2018.

Included in the operating loss of $106,226 for the three months ended March 31, 2019 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $25,907, depreciation and amortization of $160 and inventory reserve adjustment of $25,000.

Financing Activities

We realized a negative cash flow from financing activities of $15,000 for the three months ended March 31, 2019 compared with negative cash flow of $-0- for the three months ended March 31, 2018. The negative cash flow for the three months ended March 31, 2019 relates to principal repayments on convertible notes payable.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 7% and 0% of revenue for the periods ended March 31, 2019 and 2018, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 93% and 100% of revenue for the periods ended March 31, 2019 and 2018, respectively.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-2 - Leases (Topic 842), which significantly amends the way companies are required to account for leases.  Under the updated leasing guidance, some leases that did not have to be reported previously are now required to be presented as an asset and liability on the balance sheet. In addition, for certain leases, what was previously classified as an operating expense must now be allocated between amortization expense and interest expense. The Company adopted this update as of January 1, 2019 using the modified retrospective transition method and prior periods have not been restated. The Company has not entered into any leases subject to the new guidance since January 1, 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. With the adoption of ASU 2018-07, the accounting for share-based payments to nonemployees and employees will be substantially the same. ASU 2018-07 is effective for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. In management’s opinion, ASU 2018-07 will not have a material impact on the Company’s financial statements and related disclosures.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 16, 2019, the Company granted to each of Werner Funk, President and CEO, and Richard Miller, CFO, a Non-qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 50,000 shares of common stock at an exercise price of $0.099, representing 110% of the closing price (i.e., $0.09) of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

On January 16, 2019, in consideration for their services as independent directors, the Company granted to each of Messrs. Gary S. Maier, George G. Chachas and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan to purchase 50,000 shares of common stock, at an exercise price of $0.09, representing 100% of the closing price (i.e., $0.09) of the common stock of the Corporation as of such date. Said

Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

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

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of March 31, 2019 and the audited balance sheet as of December 31, 2018, the condensed unaudited Statements of Operations for the three month periods ended March 31, 2019 and 2018, the condensed unaudited Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018 and the condensed unaudited Statement of Stockholders’ Equity as of March 31, 2019, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: May 14, 2019
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: May 14, 2019	/s/ Richard L. Miller
By: Richard L. Miller
Its: Chief Financial Officer Principal Financial Officer