Form 10-Q
period 2019-06-30
Omnitek Engineering Corp
filed 2019-08-19
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2019

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
N/A

As of August 19, 2019, the Registrant had 20,420,402 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets
	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$8,109	$17,060
Accounts receivable, net	24,415	13,442
Accounts receivable - related parties	15,858	6,666
Inventory, net	1,259,526	1,359,678
Contract assets	13,221	12,772
Deposits	10,476	5,811

Total Current Assets	1,331,605	1,415,429

Property and equipment, net	2,081	2,376

OTHER ASSETS
Other Noncurrent Assets	30,425	30,425
Total Other Assets	30,425	30,425

TOTAL ASSETS	$1,364,111	$1,448,230

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$396,244	$362,363
Accrued management compensation	607,003	506,103
Accounts payable - related parties	136,310	145,171
Note payable - related party	20,000	15,000
Convertible note payable	70,000	100,000
Contract liabilities	75,000	84,496
Customer deposits	164,242	140,338
Total Current Liabilities	1,468,799	1,353,471
Total Liabilities	1,468,799	1,353,471
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 125,000,000 shares authorized, no par value,
20,420,402 shares issued and outstanding	8,427,210	8,427,210
Additional paid-in capital	11,959,878	11,923,056
Accumulated deficit	(20,491,776)	(20,255,507)
Total Stockholders' Equity (Deficit)	(104,688)	94,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,364,111	$1,448,230

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

REVENUES	$264,396	369,555	615,744	729,085
COST OF GOODS SOLD	163,333	200,488	368,212	404,980
GROSS MARGIN	101,063	169,067	247,532	324,105

OPERATING EXPENSES

General and administrative	197,513	213,776	419,766	434,306
Research and development	27,625	25,767	52,468	52,569
Depreciation and amortization	136	1,745	296	5,726

Total Operating Expenses	225,274	241,288	472,530	492,601

LOSS FROM OPERATIONS	(124,211)	(72,221)	(224,998)	(168,496)

OTHER INCOME (EXPENSE)

Other income	-	-	-	950
Interest expense	(5,032)	(3,522)	(10,471)	(6,287)

Total Other Income (Expense)	(5,032)	(3,522)	(10,471)	(5,337)

LOSS BEFORE INCOME TAXES	(129,243)	(75,743)	(235,469)	(173,833)
INCOME TAX EXPENSE	800	800	800	800

NET LOSS	$(130,043)	(76,543)	(236,269)	(174,633)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	(0.00)	(0.01)	(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
-BASIC AND DILUTED	20,420,402	20,281,082	20,420,402	20,281,082

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2019	June 30, 2018
OPERATING ACTIVITIES
Net loss	$(236,269)	(174,633)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization and depreciation expense	296	5,726
Options and warrants issued for services	36,822	27,186
Inventory reserve	50,000	50,000
Changes in operating assets and liabilities:
Accounts receivable	(10,973)	(22,738)
Accounts receivable–related parties	(9,192)	(2,331)
Contract assets	(449)	-
Deposits	(4,666)	(5,065)
Inventory	50,152	61,439
Accounts payable and accrued expenses	33,882	(7,777)
Customer deposits	23,903	(60,383)
Accounts payable-related parties	(8,861)	20,296
Contract liabilities	(9,496)	(30,000)
Accrued management compensation	100,900	58,897

Net Cash Provided by (Used in) Operating Activities	16,049	(79,383)

INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,714)
Net Cash Used in Investing Activities	-	(2,714)

FINANCING ACTIVITIES
Payments on convertible note payable	(30,000)	-
Proceeds from related party note payable	5,000	-
Proceeds from convertible note payable	-	100,000

Net Cash Provided by (Used in) Financing Activities	(25,000)	100,000

NET CHANGE IN CASH	(8,951)	17,903
CASH AT BEGINNING OF YEAR	17,060	23,279

CASH AT END OF PERIOD	$8,109	41,182
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$10,280	4,583
Income taxes	$800	800

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Stockholders' Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	20,281,082	$8,411,411	$11,852,363	$(19,787,101)	$476,673

Value of options and warrants
issued for services	-	-	21,971	-	21,971

Net loss for the three months ended
March 31, 2018	-	-	-	(98,090)	(98,090)

Balance, March 31, 2018	20,281,082	$8,411,411	$11,874,334	$(19,885,191)	$400,554

Value of options and warrants
issued for services	-	-	5,215	-	5,215

Net loss for the three months ended
June 30, 2018	-	-	-	(76,543)	(76,543)

Balance, June 30, 2018	20,281,082	$8,411,411	$11,879,549	$(19,961,734)	$329,226

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2018	20,420,402	$8,427,210	$11,923,056	$(20,255,507)	$94,759

Value of options and warrants
issued for services	-	-	25,907	-	25,907

Net loss for the three months ended			-
March 31, 2019				(106,226)	(106,226)

Balance, March 31, 2019	20,420,402	$8,427,210	$11,948,963	$(20,361,733)	$14,440

Value of options and warrants
issued for services	-	-	10,915	-	10,915

Net loss for the three months ended
June 30, 2019	-	-	-	(130,043)	(130,043)

Balance, June 30, 2019	20,420,402	$8,427,210	$11,959,878	$(20,491,776)	$(104,688)

The accompanying notes are an integral part of these condensed financial statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2019 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2018 audited financial statements.  The results of operations for the periods ended June 30, 2019 and 2018 are not necessarily indicative of the operating results for the full years.

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

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

of Omnitek’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 7% and 0% of revenue for the periods ended June 30, 2019 and 2018, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 93% and 100% of revenue for the periods ended June 30, 2019 and 2018, respectively.

Assurance-type warranties are the only warranties provided by the Company and, as such, Omnitek does not recognize revenue on warranty-related work. Omnitek generally provides a one-year warranty for products that it sells. Warranty claims historically have been insignificant.

Pre-contract costs are generally not incurred by the Company

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type for the three months ended June 30, 2019 and June 30, 2018:

	For the three months ended June 30,			For the three months ended June 30,
		2019			2018
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$100,568	-	100,568	$157,576	-	157,576
International	145,064	18,764	163,828	211,979	-	211,979
	$245,632	18,764	264,396	$369,555	-	369,555

Filters	$175,736	-	175,736	$193,973	-	193,973
Components	69,896	-	69,896	175,582	-	175,582
Engineering Services	-	18,764	18,764	-	-	-
	$245,632	18,764	264,396	$369,555	-	369,555

The following table presents Omnitek’s revenues disaggregated by region and product type for the six months ended June 30, 2019 and June 30, 2018:

	For the six months ended June 30,			For the six months ended June 30,
		2019			2018
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$220,926	-	220,926	$296,324	-	296,324
International	350,344	44,474	394,818	432,761	-	432,761
	$571,270	44,474	615,744	$729,085	-	729,085

Filters	$415,624	-	415,624	$441,501	-	193,973
Components	155,646	-	155,646	287,584	-	287,584
Engineering Services	-	44,474	44,474	-	-	-
	$571,270	18,764	615,744	$729,085	-	729,085

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	June 30,	December 31,
Location : Vista, CA	2019	2018
Raw materials	$939,179	$948,060
Finished goods	1,116,392	1,147,052
Inventory in transit	-	10,611
Allowance for obsolete inventory	(796,045)	(746,045)
Total	$1,259,526	$1,359,678

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $50,000 and $50,000, for the periods ended June 30, 2019 and June 30, 2018, respectively.

Property and Equipment

Property and equipment at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Production equipment	$64,673	$64,673
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(145,963)	(145,668)
Total	$2,081	$2,376

Depreciation expense for the periods ended June 30, 2019 and June 30, 2018 was $296 and $5,726, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,978,890 and 2,577,223 stock options  that would have been included in the fully diluted earnings per share as of June 30, 2019 and June 30, 2018, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2019 and December 31, 2018 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of June 30, 2019, the Company had an accumulated deficit of $20,491,776 and total stockholders’ deficit of $(104,688).  At June 30, 2019, the Company had current assets of $1,331,605 including cash of $8,109, and current liabilities of $1,468,799, resulting in negative working capital of $(137,194). For the six months ended June 30, 2019, the Company reported a net loss of $236,269 and net cash provided by operating activities of $16,049. Management believes that based on its operating plan, the projected sales for 2019, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The table below reconciles the net excess billings to the amounts included in the balance sheets at those dates:

	June 30,	December 31,
	2019	2018
Contract assets	$13,221	$12,772
Contract liabilities	$(75,000)	$(84,496)
Net amount of contract liabilities in excess of contract assets	$(61,779)	$(71,724)

NOTE 4 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of June 30, 2019, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of June 30, 2019 and December 31, 2018, the Company was owed $15,858 and $6,666, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of June 30, 2019 and December 31, 2018, the Company owed related parties for such expenses, goods and services in the amounts of $136,310 and $145,171, respectively.

Accrued Management Expenses

For the periods ended June 30, 2019 and December 31, 2018, the Company’s president and chief financial officer were due amounts for services performed for the Company.

As of June 30, 2019 and December 31, 2018 the accrued management fees consisted of the following:

	June 30,	December 31,
	2019	2018
Amounts due to the president	$468,811	$399,296
Amounts due to the chief financial officer	138,192	106,807
Total	$607,003	$506,103

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

NOTE 5 – NOTES PAYABLE - RELATED PARTY TRANSACTIONS

Notes Payable – Related Party

On January 19, 2017 the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2020.

On May 28, 2019 the Company issued a promissory note for $5,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on December 31, 2019. As of June 30, 2019 and December 31, 2018 Notes Payable – Related Party consisted of the following:

	June 30,	December 31,
	2019	2018
Notes payable, related party	$20,000	$15,000
Total	$20,000	$15,000

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

As of June 30, 2019 and December 31, 2018 Convertible Note Payable consisted of the following:

	June 30,	December 31,
	2019	2018
Convertible note payable	$70,000	$100,000
Total	$70,000	$100,000

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

NOTE 7 -  STOCK OPTIONS AND WARRANTS

During the six months ended June 30, 2019 and 2018, the Company granted 450,000 and 590,000 options for services, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized expense of $36,822 and $27,186, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $19,978.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2019 the Company has a total of 600,000 options issued under the 2011 Plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2019 the Company has a total of 2,065,556 options issued under the 2015 Plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of June 30, 2019, the Company has a total of 750,000 options issued under the 2017 Plan.  During the six months ended June 30, 2019 and 2018 the Company issued -0- and -0- warrants, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	June 30, 2019	June 30, 2018
Expected volatility	142%	150%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	2.01%	2.46%

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2019

(unaudited)

NOTE 7 -  STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of the options and warrants granted at June 30, 2019 and December 31, 2018 and changes during the periods then ended is presented below:

	June 30,		December 31,
	2019		2018
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,965,556	$0.63	2,600,556	$0.82
Granted	450,000	0.08	590,000	0.07
Exercised	-	-	-	-
Expired or cancelled	-	-	(225,000)	1.33
Outstanding at end of period	3,415,556	0.56	2,965,556	0.63
Exercisable	2,978,890	$0.59	2,556,390	$0.67

A summary of the status of the options and warrants outstanding at June 30, 2019 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	2,890,556	4.68 years	2,453,890	0.22
$1.00-1.99	75,000	0.68 years	75,000	1.37
$2.00-2.99	450,000	0.31 years	450,000	2.53

$0.01-2.99	3,415,556	4.02 years	2,978,890	$0.59

NOTE 8 -  SUBSEQUENT EVENTS

On August  6, 2019, subsequent to the date covered by this report the Company was served with a Three-Day Notice of Pay Rent or Quit, for failure to pay rent for the months of May, June, July and August, 2019, in the aggregate unpaid amount of $87,477.09, for the premises leased by the Company located at 1333 Keystone Way, Suite 101, Vista, California. The Company’s current lease expired on March 1, 2019 and the Company is currently occupying the leased premises on a month to month basis. The Company is actively engaged in negotiations for the renewal of the lease and a mutually acceptable resolution with the landlord.

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed financial statements and related notes to the condensed financial statements included elsewhere in this periodic report.  Some of the statements under “Management’s Discussion and Analysis,” “Description of Business” and elsewhere herein may include forward-looking statements which reflect our current views with respect to future events and financial performance. These statements include forward-looking statements both with respect to us specifically and the alternative fuels engines industry in general. Statements which include the words “expect,” “intend,” “plan,” “believe,” “project,” “anticipate,” “will,” and similar statements of a future or forward-looking nature identify forward-looking statements for purposes of the federal securities laws or otherwise. The safe harbor provisions of the federal securities laws do not apply to any forward-looking statements contained in this registration statement.

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

Results of Operations

For the three months ended June 30, 2019 and 2018

Revenues were $264,396 for the three months ended June 30, 2019 compared with $369,555 for the three months ended June 30, 2018, a decrease of $105,159. The reduction in revenues for the period relates primarily to the timing of conversion kit shipments to international customers.

Cost of sales was $163,333 for the three months ended June 30, 2019 compared with $200,488 for the three months ended June 30, 2018, a decrease of $37,155. Our gross margin percentage was 38% for the three months ended June 30, 2019 compared with 46% in the same period in 2018. The lower margin for the three months ended June 30, 2019 relates primarily to product mix, specifically between components/filters and engineering services.

Operating expenses for the three months ended June 30, 2019 were $225,274 compared with $241,288 in the same period in 2018, a decrease of $16,014 or 7%. General and administrative expense for the three months ended June 30, 2019 was $197,513 compared with $213,776 for the three months ended June 30, 2018.  Major components of general and administrative expenses for the three months ended June 30, 2019 were professional fees of $14,414, rent expense of $42,736, and salary and wages of $67,703. This compares to professional fees of $12,592, rent expense of $29,703 and salaries and wages of $72,465 for the three months ended June 30, 2018.  For the three months ended June 30, 2019 research and development outlays were increased to $27,625 compared with $25,767 for the three months ended June 30, 2018.

Our net loss for the three months ended June 30, 2019 was $130,043, or ($0.01) per share, compared with a net loss of $76,543, or ($0.00) per share, for the three months ended June 30, 2018.  The increased net loss was primarily due to lower revenues during the three months ended June 30, 2019 over the same period a year earlier.

Results for the three months ended June 30, 2019 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $10,915, depreciation and amortization of $136 and the inventory reserve adjustment of $25,000.  For the three month period a year earlier non-cash expenses included options and warrants granted in the amount of $5,215, depreciation and amortization of $1,745 and the inventory reserve adjustment of $25,000.

For the six months ended June 30, 2019 and 2018

Revenues decreased to $615,744 for the six months ended June 30, 2019 from $729,085 for the six months ended June 30, 2018, a decrease of $113,341 or 16%. The reduction in revenues for the period relates primarily to the timing of conversion kit shipments to international customers.

Our cost of sales decreased to $368,212 for the six months ended June 30, 2019 from $404,980 for the six months ended June 30, 2018, a decrease of $36,768. Our gross margin was 40% for the six months ended June 30, 2019 compared to 44% in 2018. The lower margin for the six months ended June 30, 2019 relates primarily to product mix, specifically between components/filters and engineering services.

Our operating expenses for the six months ended June 30, 2019 were $472,530 compared to $492,601 in 2018, a decrease of $20,071 or 4%.  General and administrative expense for the six months ended June 30, 2019 was $419,766 as compared to $434,306 for the six months ended June 30, 2018. Major components of general and administrative expenses for the six months ended June 30, 2019 were professional fees of $43,439, rent expense of $79,735 and salary and wages of $133,627. This compares to professional fees of $42,130, rent expense of $57,081, and salary and wages of $150,401 for the six months ended June 30, 2018. Research and development outlays were decreased to $52,468 for the six months ended June 30, 2019 compared to $52,569 for the six months ended June 30, 2018.

Our net loss for the six months ended June 30, 2019 was $236,269, or $0.01 per share, compared to a net loss of $174,633, or $0.01 per share, for the six months ended June 30, 2018. The increased net loss was primarily due to lower revenues during the six months ended June 30, 2019 over the same period a year earlier.

Results for the six months ended June 30, 2019 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $36,822, depreciation and amortization of $296 and the inventory reserve adjustment of $50,000. For the six-month period a year earlier, non-cash expenses included the value of options and warrants granted of $27,186, depreciation and amortization of $5,726 and inventory reserve adjustment of $50,000.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At June 30, 2019, our current liabilities totaled $1,468,799 and our current assets totaled $1,331,605, resulting in negative working capital of $137,194.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $20,491,776 at June 30, 2019, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow.

Operating Activities

We realized a positive cash flow from operations of $16,049 for the six months ended June 30, 2019 compared with a negative cash flow of $79,383 during the six months ended June 30, 2018.

Included in the operating loss of $236,269 for the six months ended June 30, 2019 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $36,822, depreciation and amortization of $296 and the inventory reserve adjustment of $50,000.

Financing Activities

We realized a negative cash flow from financing activities of $25,000 for the six months ended June 30, 2019 compared with positive cash flow of $100,000 for the six months ended June 30, 2018. The negative cash flow for the six months ended June 30, 2019 relates to principal repayments on convertible notes payable. The positive cash flow for the six months ended June 30, 2018 relates to proceeds from the convertible note payable.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 7% and 0% of revenue for the periods ended June 30, 2019 and 2018, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer.

Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 93% and 100% of revenue for the periods ended June 30, 2019 and 2018, respectively.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures were not effective as of June 30, 2019. The material weaknesses, which relate to internal control over financial reporting, that were identified are: (1) the lack of a complete backup process for our electronic financial information and inventory systems and, (2) the Company does not maintain sufficient monitoring review controls with respect to accounting for complex transactions. These control deficiencies, which are pervasive in nature, result in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 4, 2019, the Company granted to Richard Miller, CFO, a Non-qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 200,000 shares of common stock at an exercise price of $0.066, representing 110% of the closing price of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable with regard to 50% of the Options immediately and the remaining 50% on December 31, 2019.  The Options shall be exercisable for a period of seven years from the date of grant.

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

On August  6, 2019, subsequent to the date covered by this report the Company was served with a Three-Day Notice of Pay Rent or Quit, for failure to pay rent for the months of May, June, July and August, 2019, in the aggregate unpaid amount of $87,477.09, for the premises leased by the Company located at 1333 Keystone Way, Suite 101, Vista, California. The Company’s current lease expired on March 1, 2019 and the Company is currently occupying the leased premises on a month to month basis. The Company is actively engaged in negotiations for the renewal of the lease and a mutually acceptable resolution with the landlord.

ITEM 6. EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2019 and the audited balance sheet as of December 31, 2018, the condensed unaudited Statements of Operations for the three month periods ended June 30, 2019 and 2018, the condensed unaudited Statements of Cash Flows for the three month periods ended June 30, 2019 and 2018, and the condensed unaudited Statements of Stockholders’ Equity (Deficit) as of June 30, 2019 and 2018, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated By-Laws Adopted July 12, 2012(2)
31.01	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (3)
31.02	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (3)
32.01	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: August 19, 2019	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: August 19, 2019	/s/ Richard L. Miller
By: Richard L. Miller
Its: Chief Financial Officer Principal Financial Officer