Form 10-Q
period 2019-09-30
Omnitek Engineering Corp
filed 2019-11-13
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2019

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
N/A

As of November 13, 2019, the Registrant had 20,839,865 shares of its no par value Common Stock outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets
	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$80,673	$17,060
Accounts receivable, net	10,691	13,442
Accounts receivable - related parties	18,511	6,666
Inventory, net	1,238,566	1,359,678
Contract assets	13,221	12,772
Deposits	6,566	5,811

Total Current Assets	1,368,228	1,415,429

Property and equipment, net	1,945	2,376

OTHER ASSETS
Other noncurrent assets	30,425	30,425
Total Other Assets	30,425	30,425

TOTAL ASSETS	$1,400,598	$1,448,230
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$432,290	$362,363
Accrued management compensation	659,465	506,103
Accounts payable - related parties	143,921	145,171
Notes payable - related parties	32,000	15,000
Convertible notes payable	60,000	100,000
Contract liabilities	75,000	84,496
Customer deposits	174,293	140,338
Total Current Liabilities	1,576,969	1,353,471
Total Liabilities	1,576,969	1,353,471
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 125,000,000 shares authorized no par value
20,839,865 and 20,420,402 shares issued and outstanding,
respectively	8,502,210	8,427,210
Additional paid-in capital	11,990,115	11,923,056
Accumulated deficit	(20,668,696)	(20,255,507)
Total Stockholders' Equity (Deficit)	(176,371)	94,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,400,598	$1,448,230

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

REVENUES	$123,366	$265,999	$739,110	$995,085
REVENUES, related parties	13,086	14,568	13,086	14,568
Total revenues	136,452	280,567	752,196	1,009,653
COST OF GOODS SOLD	101,106	170,108	469,318	575,088
GROSS MARGIN	35,346	110,459	282,878	434,565

OPERATING EXPENSES

General and administrative	179,942	184,374	599,708	618,680
Research and development	27,512	29,315	79,980	81,885
Depreciation and amortization	135	1,568	431	7,294

Total Operating Expenses	207,589	215,257	680,119	707,859

LOSS FROM OPERATIONS	(172,243)	(104,798)	(397,241)	(273,294)

OTHER INCOME (EXPENSE)

Other income	-	-	-	950
Loss on Extinguishment of Debt	-	(32,963)	-	(32,963)
Interest expense	(4,677)	(5,544)	(15,148)	(11,831)

Total Other Income (Expense)	(4,677)	(38,507)	(15,148)	(43,844)

LOSS BEFORE INCOME TAXES	(176,920)	(143,305)	(412,389)	(317,138)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(176,920)	$(143,305)	$(413,189)	$(317,938)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
-BASIC AND DILUTED	20,424,961	20,411,316	20,421,938	20,324,970

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)
	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(413,189)	$(317,938)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization and depreciation expense	431	7,294
Options and warrants	42,059	32,458
Inventory reserve	26,667	50,000
Loss on extinguishment of debt	-	32,963
Changes in operating assets and liabilities:
Accounts receivable	2,751	(7,308)
Accounts receivable–related parties	(11,845)	(2,873)
Contract assets	(449)	-
Deposits	(755)	(11,198)
Inventory	94,445	52,760
Accounts payable and accrued expenses	69,927	16,146
Customer deposits	33,955	(71,131)
Accounts payable-related parties	(1,250)	28,498
Contract liabilities	(9,496)	(30,000)
Accrued management compensation	153,362	105,262
Net Cash Used in Operating Activities	(13,387)	(115,067)
INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,714)
Net Cash Used in Investing Activities	-	(2,714)
FINANCING ACTIVITIES
Proceeds from sale of option for future purchase of common stock	25,000	-
Proceeds from related party payable	17,000	-
Proceeds from sale of common stock	75,000	-
Payments on convertible note payable	(40,000)	-
Proceeds from convertible note payable	-	100,000
Net Cash Provided by Financing Activities	77,000	100,000
NET INCREASE (DECREASE) IN CASH	63,613	(17,781)
CASH AT BEGINNING OF YEAR	17,060	23,279
CASH AT END OF PERIOD	$80,673	$5,498
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$14,214	$7,583
Income taxes	$800	$800
NON CASH INVESTING AND FINANCING ACTIVITIES
NON CASH FINANCING ACTIVITIES:
Common stock issued for convertible note	$-	$15,799
The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Statements of Stockholders' Equity (Deficit)
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2019	20,420,402	$8,427,210	$11,923,056	$(20,255,507)	$94,759

Value of options issued for services	-	-	25,907	-	25,907

Net loss for the three months ended
March 31, 2019	-	-	-	(106,226)	(106,226)

Balance, March 31, 2019	20,420,402	$8,427,210	$11,948,963	$(20,361,733)	$14,440

Value of options issued for services	-	-	10,915	-	10,915

Net loss for the three months ended
June 30, 2019	-	-	-	(130,043)	(130,043)

Balance, June 30, 2019	20,420,402	$8,427,210	$11,959,878	$(20,491,776)	$(104,688)

Value of options issued for services	-	-	5,237	-	5,237

Sale of option for future purchase
of common stock	-	-	25,000	-	25,000

Sale of common stock	419,463	75,000	-	-	75,000

Net loss for the three months ended
September 30, 2019	-	-	-	(176,920)	(176,920)

Balance, September 30, 2019	20,839,865	$8,502,210	$11,990,115	$(20,668,696)	$(176,371)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Statements of Stockholders' Equity (Deficit) (CONTINUED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2018	20,281,082	$8,411,411	$11,852,363	$(19,787,101)	$476,673

Value of options issued for services	-	-	21,971	-	21,971

Net loss for the three months ended
March 31, 2018	-	-	-	(98,090)	(98,090)

Balance, March 31, 2018	20,281,082	$8,411,411	$11,874,334	$(19,885,191)	$400,554

Value of options issued for services	-	-	5,215	-	5,215

Net loss for the three months ended
June 30, 2018	-	-	-	(76,543)	(76,543)

Balance, June 30, 2018	20,281,082	$8,411,411	$11,879,549	$(19,961,734)	$329,226

Value of options issued for services	-	-	5,272	-	5,272

Conversion of Related Party
Note Payable	139,320	15,799	-	-	15,799

Loss on Extinguishment of Debt	-	-	32,963	-	32,963

Net loss for the three months ended
September 30, 2018	-	-	-	(143,305)	(143,305)

Balance, September 30, 2018	20,420,402	$8,427,210	$11,917,784	$(20,105,039)	$239,955

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2019

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2019 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2018 audited financial statements.  The results of operations for the periods ended September 30, 2019 and 2018 are not necessarily indicative of the operating results for the full years.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2019

(unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 6% and 0% of revenue for the periods ended September 30, 2019 and 2018, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 94% and 100% of revenue for the periods ended September 30, 2019 and 2018, respectively.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2019

(unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type for the three months ended September 30, 2019 and September 30, 2018:

	For the three months ended September 30,			For the three months ended September 30,
		2019			2018
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$99,423	-	99,423	$108,160	-	108,160
International	37,029	-	37,029	172,407	-	172,407
	$136,452	-	136,452	$280,567	-	280,567
Filters	$35,478	-	35,478	$180,549	-	180,549

Components	100,974	-	100,974	100,018	-	100,018
Engineering Services	-	-	-	-	-	-
	$136,452	-	136,452	$280,567	-	280,567

The following table presents Omnitek’s revenues disaggregated by region and product type for the nine months ended September 30, 2019 and September 30, 2018:

	For the nine months ended September 30,			For the nine months ended September 30,
		2019			2018
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$320,349	-	320,349	$414,373	-	414,373
International	387,373	44,474	431,847	595,280	-	595,280
	$707,722	44,474	752,196	$1,009,653	-	1,009,653
Filters	$452,728	-	452,728	$622,165	-	622,165
Components	254,994	-	254,994	387,488	-	387,488
Engineering Services	-	44,474	44,474	-	-	-
	$707,722	44,474	752,196	$1,009,653	-	1,009,653

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2019

(unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw materials and is located in Vista, California, consisting of the following:

	September 30,	December 31,
Location : Vista, CA	2019	2018
Raw materials	$933,579	$948,060
Finished goods	1,077,699	1,147,052
Inventory in transit	-	10,611
Allowance for obsolete inventory	(772,712)	(746,045)
Total	$1,238,566	$1,359,678

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $26,667 and $50,000, for the periods ended September 30, 2019 and September 30, 2018, respectively

Property and Equipment

Property and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Production equipment	$64,673	$64,673
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(146,099)	(145,668)
Total	$1,945	$2,376

Depreciation expense for the periods ended September 30, 2019 and September 30, 2018 was $431 and $7,294, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,970,140 and 2,563,473 stock options  that would have been included in the fully diluted earnings per share as of September 30, 2019 and September 30, 2018, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification Topic 740, Income Taxes ("Topic 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2019

(unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2019 and December 31, 2018 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of September 30, 2019, the Company had an accumulated deficit of $20,668,696 and total stockholders’ deficit of $176,371.  At September 30, 2019, the Company had current assets of $1,368,228 including cash of $80,673, and current liabilities of $1,576,969, resulting in negative working capital of $208,741. For the nine months ended September 30, 2019, the Company reported a net loss of $413,189 and net cash used by operating activities of $13,387. Management believes that based on its operating plan, the projected sales for 2019, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. With the adoption of ASU 2018-07, the accounting for share-based payments to nonemployees and employees will be substantially the same. ASU 2018-07 is effective for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the standard on January 1, 2019. This standard did not have a material impact on the Company’s financial statements and related disclosures.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2019

(unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 3 - CONTRACT ASSETS AND LIABILITIES

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

The table below reconciles the net excess billings to the amounts included in the balance sheets at those dates:

	September 30,	December 31,
	2019	2018
Contract assets	$13,221	$12,772
Contract liabilities	$(75,000)	$(84,496)
Net amount of contract liabilities in excess of contract assets	$(61,779)	$(71,724)

NOTE 4 – COMMITMENTS

Effective September 1, 2019, the Company entered into the Fourth Amendment to the Lease for its facility, reducing the size of the leased space to 21,786 square feet and extending the lease term to August 31, 2020, at which time a new lease extension has to be negotiated.  Effective as of September 1, 2019, the base rent is reduced to $14,161 per month, plus a reduced charge for common area maintenance expenses (CAM) reflecting the reduced square footage.  The security deposit amount of $14,000 remained the same.  Additionally, the amendment calls for payment of past due rents of $89,454, as of September 1, 2019, as follows:

(a)An initial payment of $22,363 on or before September 1, 2019

(b)Monthly installments of $10,000 thereafter, until such time as the past due rent has been paid in full.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of September 30, 2019, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of September 30, 2019 and December 31, 2018, the Company was owed $18,511 and $6,666, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of September 30, 2019 and December 31, 2018, the Company owed related parties (primarily for

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2019

(unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

services performed by a company controlled by a board member) for such expenses, goods and services in the amounts of $143,921 and $145,171, respectively.

Accrued Management Compensation

For the periods ended September 30, 2019 and December 31, 2018, the Company’s president and chief financial officer were due amounts for services performed for the Company.

As of September 30, 2019 and December 31, 2018 the accrued management fees consisted of the following:

	September 30,	December 31,
	2019	2018
Amounts due to the president	$506,889	$399,296
Amounts due to the chief financial officer	152,576	106,807
Total	$659,465	$506,103

NOTE 6 - NOTE PAYABLE - RELATED PARTY TRANSACTIONS

Note Payable – Related Party

On September 11, 2019 the Company borrowed $12,000 from a board member.  The loan was evidenced by an unsecured promissory note which bears simple interest at the rate of 8% per annum. The principal amount of the note and all accrued interest is due and payable on or before December 11, 2019.

On May 28, 2019 the Company issued a promissory note for $5,000 to the Company’s CEO. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on December 31, 2019.

On January 19, 2017 the Company issued a promissory note for $15,000 to the Company’s CEO. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2020.

As of September 30, 2019 and December 31, 2018 Note Payable – Related Party consisted of the following:

	September 30,	December 31,
	2019	2018
Note payable, related party	$32,000	$15,000
Total	$32,000	$15,000

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2019

(unaudited)

NOTE 7 - CONVERTIBLE NOTE PAYABLE

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

As of September 30, 2019 and December 31, 2018 Convertible Note Payable consisted of the following:

	September 30,	December 31,
	2019	2018
Convertible note payable	$60,000	$100,000
Total	$60,000	$100,000

NOTE 8 - STOCK OPTIONS

During the nine months ended September 30, 2019 and 2018, the Company granted 450,000 and 590,000 options for services, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized expense of $42,059 and $32,458, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $14,741.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2019 the Company has a total of 550,000 options issued under the 2011 P lan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2018 the Company has a total of 2,065,556 options issued under the 2015 Plan.  In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of September 30, 2019, the Company has a total of 750,000 options issued under the 2017 Plan.  During the nine months ended September 30, 2019 and 2018 the Company issued  -0- and -0- warrants, respectively.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2019

(unaudited)

NOTE 8 - STOCK OPTIONS (CONTINUED)

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	September 30, 2019	September 30, 2018
Expected volatility	142%	150%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	2.01%	2.46%

A summary of the status of the options granted at September 30, 2019 and December 31, 2018 and changes during the periods then ended is presented below:

	September 30,		December 31,
	2019		2018
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,965,556	$0.63	2,600,556	$0.82
Granted	450,000	0.08	590,000	0.07
Exercised	-	-	-	-
Expired or cancelled	(50,000)	2.25	(225,000)	1.33
Outstanding at end of period	3,365,556	0.53	2,965,556	0.63
Exercisable	2,970,140	$0.56	2,556,390	$0.67

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2019

(unaudited)

NOTE 8 - STOCK OPTIONS (CONTINUED)

A summary of the status of the options outstanding at September 30, 2019 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	2,890,556	4.43 years	2,495,140	0.21
$1.00-1.99	75,000	0.43 years	75,000	1.37
$2.00-2.99	400,000	0.08 years	400,000	2.56

$0.01-2.99	3,365,556	3.83 years	2,970,140	$0.56

ITEM 2 .  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the three months ended September 30, 2019 and 2018

Revenues were $136,452 for the three months ended September 30, 2019 compared with $280,567 for the three months ended September 30, 2018, a decrease of $144,115. The decrease is primarily attributable to a reduction in filter sales as principal customers depleted their existing inventory levels.

Cost of sales was $101,106 for the three months ended September 30, 2019 compared with $170,108 for the three months ended September 30, 2018, a decrease of $69,002. Our gross margin percentage was 26% for the three months ended September 30, 2019 compared with 39% in the same period in 2018. The lower margin for the three months ended September 30, 2019 relates primarily to the application of effectively fixed cost of sales costs (manufacturing labor and overhead) being applied to a lower revenue base.

Operating expenses for the three months ended September 30, 2019 were $207,589 compared with $215,257 in the same period in 2018, a decrease of $7,668 or 4%. General and administrative expense for the three months ended September 30, 2019 was $179,942 compared with $184,374 for the three months ended September 30, 2018.  Major components of general and administrative expenses for the three months ended September 30, 2019 were professional fees of $11,831, rent expense of $38,349, and salary and wages of $67,822. This compares to professional fees of $11,195, rent expense of $36,818 and salaries and wages of $64,124 for the three months ended September 30, 2018.  For the three months ended September 30, 2019 research and development outlays were decreased to $27,512 compared with $29,315 for the three months ended September 30, 2018.

Our net loss for the three months ended September 30, 2019 was $176,920, or ($0.01) per share, compared with a net loss of $143,305, or ($0.01) per share, for the three months ended September 30, 2018.  The increased net loss was primarily due to reduced filter sales as principal customers depleted their existing inventory levels.

Results for the three months ended September 30, 2019 reflect the impact of non-cash expenses, including the value of options granted in the amount of $5,237 and depreciation and amortization of $135.  For the three month period a year earlier non-cash expenses included options and warrants granted in the amount of $5,272, depreciation and amortization of $1,568 and loss on settlement of debt of $32,963.

For the nine months ended September 30, 2019 and 2018

Revenues decreased to $752,196 for the nine months ended September 30, 2019 from $1,009,653 for the nine months ended September 30, 2018, a decrease of $257,457 or 25%. The decrease is primarily attributable to a reduction in filter sales as principal customers depleted their existing inventory levels.

Our cost of sales decreased to $469,318 for the nine months ended September 30, 2019 from $575,088 for the nine months ended September 30, 2018, a decrease of $105,770. Our gross margin was 38% for the nine months ended September 30, 2019 compared to 43% in 2018. The lower margin for the nine months ended September 30, 2019 relates primarily to the application of effectively fixed cost of sales costs (manufacturing labor and overhead) being applied to a lower revenue base.

Our operating expenses for the nine months ended September 30, 2019 were $680,119 compared to $707,859 in 2018, a decrease of $27,740 or 4%.  General and administrative expense for the nine months ended September 30, 2019 was $599,708 as compared to $618,680 for the nine months ended September 30, 2018. Major components of general and administrative expenses for the nine months ended September 30, 2019 were professional fees of $55,270, rent expense of $118,084 and salary and wages of $201,449. This compares to professional fees of $53,324, rent expense of $93,900, and salary and wages of $214,525 for the nine months ended September 30, 2018. The decrease in salary and wages for the current period is due primarily to a reduction in officers’ salaries. Research and development outlays were decreased to $79,980 for the nine months ended September 30, 2019 compared to $81,885 for the nine months ended September 30, 2018.

Our net loss for the nine months ended September 30, 2019 was $413,189, or $(0.02) per share, compared to a net loss of $317,938, or $(0.02) per share, for the nine months ended September 30, 2018. The increased net loss was primarily due to reduced filter sales as principal customers depleted their existing inventory levels.

Results for the nine months ended September 30, 2019 reflect the impact of non-cash expenses, including the value of options granted in the amount of $42,059, depreciation and amortization of $431 and inventory reserve adjustment of $26,667. For the nine-month period a year earlier, non-cash expenses included the value of options granted of $32,458, depreciation and amortization of $7,294, inventory reserve adjustment of $50,000 and loss on settlement of debt of $32,963.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by operating activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At September 30, 2019, our current liabilities totaled $1,576,969 and our current assets totaled $1,368,228, resulting in negative working capital of $208,741.

We have no firm commitments or obligations for capital expenditures.  However, substantial discretionary expenditures may be required to enable us to conduct existing and planned product research, design, development, manufacturing, marketing and distribution of our products. We may need to raise additional capital to facilitate growth and support of our long-term product development, manufacturing, and marketing programs. The Company has no established bank-financing arrangements. Therefore, it is possible that we need to seek additional financing through subsequent future public or private sales of our securities, including equity securities. We may also seek funding for the development, manufacturing, and marketing of our products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our research and development programs.

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $20,668,696 at September 30, 2019, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability, which occurred during the year ended December 31, 2013, and is unrelated to our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $13,387 for the nine months ended September 30, 2019 compared with a negative cash flow of $115,067 during the nine months ended September 30, 2018.

Included in the operating loss of $397,241 for the nine months ended September 30, 2019 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options granted in the amount of $42,059, depreciation and amortization of $431 and the inventory reserve adjustment of $26,667.

Financing Activities

We realized a positive cash flow from financing activities of $77,000 for the nine months ended September 30, 2019 compared with positive cash flow of $100,000 for the nine months ended September 30, 2018. The positive cash flow for the nine months ended September 30, 2019 relates primarily to proceeds from the sale of common stock. The positive cash flow for the nine months ended September 30, 2018 relates to proceeds from the convertible note payable.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 6% and 0% of revenue for the periods ended September 30, 2019 and 2018, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 94% and 100% of revenue for the periods ended September 30, 2019 and 2018, respectively.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2019. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2019, the Company issued 419,463 restricted shares of common stock to G. On global Investments S.R.L., at a price of $0.1788 per share for aggregate consideration of $75,000 representing the Tranche  1 payment pursuant to the Securities Purchase Agreement dated September 6, 2019.

No underwriters were used. The shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Act’). The investor is an “Accredited Investor” as defined under Rule 501 of Regulation D of the Act and has such knowledge and experience and possessed such information as it deemed necessary to make an informed investment decision.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

Entry Into a Material Definitive Agreement

On January 19, 2019 the Company and Werner Funk, President and CEO, agreed to a one-year extension of the $15,000 related party note payable due to Mr. Funk. The extended due date is January 19, 2020.

Effective September 1, 2019, the Company entered into the Fourth Amendment to the Lease for its facility, reducing the size of the leased space to 21,786 square feet and extending the lease term to August 31, 2020, at which time a new lease extension has to be negotiated.  Effective as of September 1, 2019, the base rent is reduced to $14,161 per month, plus a reduced charge for common area maintenance expenses (CAM) reflecting the reduced square footage.  The security deposit amount of $14,000 remained the same.  Additionally, the amendment calls for payment of past due rents of $89,454, as of September 1, 2019, as follows:

(a)An initial payment of $22,363 on or before September 1, 2019

(b)Monthly installments of $10,000 thereafter, until such time as the past due rent has been paid in full.

On September 11, 2019 the Company borrowed $12,000 from a director of the Company.  The loan is evidenced by an unsecured promissory note which bears simple interest at the rate of 8% per annum. The principal amount of the note and all accrued interest is due and payable on or before December 11, 2019.

ITEM 6.  EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2019 and the audited balance sheet as of December 31, 2018, the condensed unaudited Statements of Operations for the three and nine month periods ended September 30, 2019 and 2018, and the condensed unaudited Statements of Cash Flows for the nine month periods ended September 30, 2019 and 2018, and the condensed unaudited Statements of Stockholders’ Equity (Deficit) as of September 30, 2019 and 2018, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Omnitek Engineering Corp.

Dated: November 13, 2019
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: November 13, 2019	/s/ Richard L. Miller
By: Richard L. Miller
Its: Chief Financial Officer Principal Financial Officer