Form 10-K
period 2019-12-31
Omnitek Engineering Corp
filed 2020-04-23
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer

☒ Non-Accelerated Filer	☒ Smaller Reporting Company

☐ Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Issuer’s revenues for its most recent fiscal year: $964,409

The aggregate market value of the voting and non-voting common equity on June 30, 2019 held by non-affiliates of the registrant based on the price last sold on such date was approximately $563,980.  Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock of the registrant have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes. Without acknowledging that any individual director of registrant is an affiliate, all directors have been included as affiliates with respect to shares owned by them.

As of April 22, 2020, there were 21,339,865 shares of the registrant’s Common Stock outstanding.

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

Financial Information

The audited financial statements for the fiscal years ended December 31, 2019 and 2018 are attached hereto as Item 8 in this annual report.

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

In addition to the engine conversion cost, fleets also have to consider the cost of the fuel storage tanks on the vehicle. This cost varies depending on the gas storage volume needed and the fuel tank technology used but can range from $2,000 for a single tank system, up to $50,000 for a multi-tank system for heavy-duty class 8 over the road trucks.

Omnitek can also deliver complete new natural gas engines when local emission standards, or other conditions, require the use of new engines.

(1)Principal Products or Services.

At this time the Omnitek product line includes:

•A conversion kit for converting diesel engines to run on an alternative fuel;

•New complete natural gas engines;

•A high-pressure natural gas coalescing filter; and

•Natural gas components.

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

New Natural Gas Engines - Under certain conditions it is not cost effective, or technologically feasible, to convert used diesel engines to operate on natural gas. Also, there are times when local emission standards may dictate the use of highly sophisticated technology that cannot be easily retrofitted to an older engine. Under those conditions, we can deliver a new purpose-built natural gas engine.

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

In 2019, Omnitek continued development activities on this engine to increase the performance to 450 hp and meet EURO 6 emissions.

On July 17, 2019, Omnitek announced its exclusive distributor in Turkey is ramping up marketing and sales initiatives based on the conclusion of several evaluation projects, including a successful six-month pilot program with Shell Turkey, to demonstrate the reliability and performance of diesel-to-natural gas (DNG) engine conversions. The converted heavy-duty Mercedes Axor OM457 engine, equipped with Omnitek’s proprietary DNG engine conversion technology, exhibits the same 400 hp performance utilizing LNG as with diesel fuel

Throughout the year, the Company supplied its existing customers around the world with conversion kits and components.

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

There are numerous companies, such as BRC, Landirenzo, Tartarini, OMVL, Tomasetto, just to name a few, supplying natural gas components for use on gasoline cars and small trucks. These technologies have been on the market for many years and millions of vehicles have been converted worldwide using these technologies. However, this technology is not suitable to convert heavy-duty diesel engines, and is not in direct competition with Omnitek’s technology. At this time, Omnitek is not planning to compete in the small-engine market.

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

As of the time of this report there are a very limited number of new natural gas engine suppliers. In the United States only Cummins Westport offers EPA/CARB certified heavy-duty natural gas engines for trucks and buses. In Europe and China, we find IVECO, Scania, MAN and Weichai, just to name a few. We believe that additional competitors will emerge as this market matures.

(6)Sources and availability of Raw Materials and Principal Suppliers

Omnitek does not utilize any specialized raw materials. We rely on nonaffiliated suppliers for various standard and customized components and on manufacturers of assemblies that are incorporated into our products. We do not have long-term supply or manufacturing agreements with suppliers of raw materials, components and assemblies.  In some instances, alternative sources may be limited. If these suppliers or manufacturers experience financial, operational, manufacturing capacity, or quality assurance difficulties, or cease production and sale of such products, or if there is any other disruption in our relationships with these suppliers or manufacturers, we will be required to locate alternative sources of supply. Our inability to obtain sufficient quantities of these components, if and as required in the future, may subject us to:

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

During the year ended December 31, 2019, five suppliers accounted for 86% of products purchased compared with the year ended December 31, 2018, where four suppliers accounted for 82% of products purchased.

See Risk Factors Item “Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.”

(7)Dependence on one or few major customers.

The Company believes that the diversity of the product line offered alleviates the dependence on any customer. Through a widespread use of our product line, Omnitek is striving to develop a wide base of customers. During the year ended December 31, 2019 seven customers accounted for approximately 74% of sales. During the year ended December 31, 2018, seven customers accounted for approximately 73% of sales.

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

Although the Company intends to seek patent protection for its proprietary technology and products in the United States and in foreign countries, the patent positions of our products, are generally uncertain and involve complex legal and factual questions. Consequently, we do not know whether any of the patent applications that we have and will consider filing will result in the issuance of any patents, or whether such patent applications will be circumvented or invalidated. There can be no assurance that all United States patents that may pose a risk of infringement can or will be identified. Additionally, Omnitek has not sought to identify foreign patent applications that might affect existing patent applications currently on file with the Unites States Patent and Trademark Office. If we are unable to obtain licenses where we may have infringed on other patents, we could encounter delays in product market introductions while attempting to design around such intellectual property rights, or we could find that the development, manufacture or sale of products requiring such licenses could be prevented. In addition, we could incur substantial costs in defending suits brought against us on such intellectual property rights or prosecuting suits which the Company brings against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of Omnitek. See number 5 above, “Competitive business conditions and the Company’s competitive position in the industry and methods of competition.”

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

Management believes that these reporting obligations increase the Company’s annual legal and accounting costs by an estimated $37,000 and $36,000, for the last two fiscal years, 2019 and 2018, respectively.

Omnitek is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the Company’s business.

(11)Research and Development.

Research and development expenditures for the last two fiscal years, 2019 and 2018, were $106,916 and $106,896 respectively, and were comprised of charges for engine certification testing, purchase of equipment and parts for R&D, and the cost of personnel in the development of products and services.

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

A global pandemic may disrupt our business or the business of our customers.

The COVID-19 coronavirus, originating in China, has spread to a number of other countries, including the United States.  The occurrence of an uncontrollable event such as the COVID-19 pandemic is likely to negatively affect our operations. Efforts to contain the spread of the coronavirus have intensified, including social distancing, travel bans and quarantine, and this has limited access to our facilities, customers, management, support staff and professional advisors. These, in turn, will not only impact our operations, financial condition and demand for our products and services but our overall ability to react timely to mitigate the impact of this event. Also, it will substantially hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission.

Unforeseeable circumstances could delay or disrupt our operations and negatively impact our operating results and financial condition.

Fire,  riot, strikes, labor disputes, freight embargoes  or transportation  delays, acts of God or of the public enemy, war, acts or threats of terrorism,  or civil disturbances, extreme weather conditions or natural disasters such as floods, earthquakes, hurricanes and tsunamis, and their related consequences and effects, including energy shortages and public health issues, any existing or future laws, rules, regulations  or acts of any government (including  any orders, rules or regulations  issued by any official or agency or such government), or any cause beyond the Company’s reasonable control (each a “Force Majeure Event”), affecting  our business, could delay or disrupt our operations, and the operations of our vendors, other suppliers and their operations or result in economic instability that may negatively impact our operating results and financial condition.

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

The adoption of new, more stringent and burdensome government emission regulations, whether at the foreign, federal, state, or local level, in markets in which we supply our products, may require modification of our emission certification and other manufacturing processes. Thus, we might incur unanticipated expenses in meeting future compliance requirements and may be required to increase our research and product development expenditures. Increases in such costs and expenses could necessitate increases in the prices we charge our customers for our product, which could adversely affect demand for them.

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

Uncertainty of future sales

We require the commitment of substantial resources to advertisement, marketing and distribution of our products, however there can be no assurance that our products will meet the effectiveness required to be competitive in the marketplace and that our products achieve customer acceptance.

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

Approximately seven customers accounted for 74% of revenue for the year ended December 31, 2019, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability

These customers are free to purchase from other suppliers who may have more established distribution channels and other competitive advantages, such as price. In addition, our customers’ need for our products depends on many factors including the worldwide and regional fuel prices, and various governmental regulations. If any of the latter factors change significantly, our customers’ demand for our products might decline substantially.

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

Management believes that these reporting obligations will increase Omnitek’s annual legal and accounting costs by an estimated $37,000 and $36,000, for the last two fiscal years, 2019 and 2018, respectively.

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

ITEM 2. PROPERTIES

The Company owns no real property. Effective September 1, 2019, the Company entered into the Fourth Amendment to the Lease for its principal executive offices and related engineering and assembly facilities located in approximately 21,786 square feet of space at 1333 Keystone Way, Suite 101, Vista, California 92081, and extending the lease term to August 31, 2020, at which time a new lease extension has to be negotiated.  During the year ended December 31, 2019, lease payments were $212,641.  For the fiscal year ended December 31, 2018, lease payments were $226,789. Our existing space should be adequate for our needs for the foreseeable future.

The current lease payment is $14,161 per month, plus common area maintenance expenses (CAM). Under the amended lease, past due rent is payable at monthly installments of $10,000, until such time as the past due rent has been paid in full. As of December 31, 2019 the outstanding balance was $62,529.

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

	Company Common Stock Prices
2019	High	Low
Quarter ended December 31	$0.11	$0.06
Quarter ended September 30	$0.12	$0.04
Quarter ended June 30	$0.11	$0.04
Quarter ended March 31	$0.20	$0.06

2018
Quarter ended December 31	$0.24	$0.07
Quarter ended September 30	$0.47	$0.15
Quarter ended June 30	$0.17	$0.06
Quarter ended March 31	$0.08	$0.06

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

On March 26, 2020, the last bid and ask of our common stock as reported on the OTCQB was $.05 and $.059, respectively.

Holders

There were approximately 44 stockholders of record as of December 31, 2019.  We believe there are in excess of 2,500 additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2019 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,940,556(1)	$0.25	4,629,444(2)

Equity compensation plans t Not approved by stockholders	N/A	N/A	N/A
Total	2,940,556	$0.25	4,629,444

(1)Of these shares, 750,000 are subject to options outstanding under the 2017 Plan, 2,065,556 are subject to options outstanding under the 2015 Plan and 125,000 are subject to options outstanding under the 2011 Plan.

(2)Represents 4,250,000 shares available for issuance under the 2017 Plan, 334,444 shares available for issuance under the 2015 Plan and 45,000 shares available for issuance under the 2011 Plan. No new awards will be granted under the 2011Plan.  Shares available under the 2015 Plan may be used for any type of award authorized in that plan, including stock options, stock appreciation rights, and full-value awards.

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

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2019.

Recent Sales of Unregistered Securities

See Item 9B., below regarding the sale of unregistered Securities on January 7, 2020, subsequent to the period covered by this report.

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

Results of Operations

For the years ended December 31, 2019 and 2018

Revenues were $964,409 for 2019 compared with $1,285,686 in 2018, a decrease of $321,277, or 25%. The decrease in revenues is primarily attributable to reduced sales of filters.

Our total cost of goods sold increased to $796,947 in 2019 from $784,893 in 2018, an increase of $12,054. For both 2019 and 2018 our total cost of goods sold consisted of two line items: cost of goods sold on revenues and a non-cash inventory reserve adjustment. Our cost of goods sold on revenues decreased to $554,101 in 2019 (resulting in adjusted gross margin of 43%) from $687,457 in 2018 (resulting in adjusted gross margin of 47%), a decrease of $133,356. Our non-cash inventory reserve adjustment increased to $242,846 in 2019 from $97,436 in 2018, an increase of $145,410. The decrease in the adjusted gross margin between 2019 and 2018 is attributable to product mix.

Our operating expenses for 2019 were $867,089 compared with $925,945 in 2018, a decrease of $58,856, or 6%.  General and administrative expense for 2019 was $759,606 compared with $811,459 in 2018.  The decrease is due primarily to salaries and wages of $262,822 in 2019 compared with $286,644 in 2018. Major components of general and administrative expenses in 2019 were insurance expense of $123,102, rent expense of $145,109 and salary and wages of $262,822. This compares with insurance expense of $135,202, rent expense of $130,839, and salary and wages of $286,644 during 2018. Research and development outlays were $106,916 in 2019 compared with $106,896 in 2018.

Our net loss in 2019 was $720,422, or $(0.04) per share, compared with a net loss of $486,406, or $(0.02) per share, in 2018. The increased loss was primarily the result of a decrease in revenues combined with an increase in the inventory reserve adjustment in 2019. Additionally, operating loss for the twelve months ended December 31, 2019 was $699,627 compared with $425,152 for the twelve months ended December 31, 2018.  The increased operating loss was primarily the result of a decrease in revenues combined with an increase in the inventory reserve adjustment in 2019.

Results for the twelve months ended December 31, 2019 reflect non-cash expenses, including the value of options and warrants granted in the amount of $49,786, depreciation and amortization of $567 and the inventory reserve adjustment of $242,846. For the twelve months ended December 31, 2018, non-cash expenses included the value of options and warrants granted of $37,730, depreciation and amortization of $7,590, the inventory reserve adjustment of $97,436 and loss on settlement of debt of $32,963.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital.  Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At December 31, 2019, our current liabilities totaled $1,530,608 and our current assets totaled $1,082,497, resulting in negative working capital of $448,111.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $20,975,929 at December 31, 2019, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to, and has had no effect on, our operations or cash flow. The derivative expense and change in fair value of derivative liability was a one-time charge reflected on the Form 10-K for the year ended December 31, 2013.

Operating Activities

We realized negative cash flow from operations of $83,824 for the year ended December 31, 2019 compared with negative cash flow of $103,505 during the year ended December 31, 2018.

Included in the net loss of $720,422 for the twelve months ended December 31, 2019 are non-cash expenses, which are not a drain on our capital resources. During 2019, these non-cash expenses include the value of options and warrants granted in the amount of $49,786, depreciation and amortization of $567 and the inventory reserve adjustment of $242,846.

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

Revenue Recognition

In general, revenue is recognized when control of the promised goods is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for the goods or services. In order to achieve that core principle, a five-step approach is applied: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue allocated to each performance obligation when we satisfy the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of Omnitek’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 5% and 1% of revenue for the years ended December 31,2019 and 2018, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 95% and 99% of revenue for the years ended December 31, 2019 and 2018, respectively.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-2, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The standard is effective for the interim and annual reporting periods beginning after December 15, 2018. ASU 2016-2 allows companies to adopt the new standard by either applying a modified retrospective method to the beginning of the earliest period presented in the financial statements or an optional transition method to initially apply the standard on January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard using the optional transition method and will apply the new guidance prospectively to leases that exist and those entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. With the adoption of ASU 2018-07, the accounting for share-based payments to nonemployees and employees will be substantially the same. ASU 2018-07 is effective for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Management has assessed the impact that ASU 2018-07 will have on the Company and determined that it will not have a material impact on the Company’s financial statements and related disclosures.

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is expected to have a material impact on the Company’s financial position, or statements

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OMNITEK ENGINEERING CORP.

FINANCIAL STATEMENTS

December 31, 2019 and 2018

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Omnitek Engineering Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Omnitek Engineering Corp. (“the Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Salt Lake City, UT

April 23, 2020

OMNITEK ENGINEERING CORP.

Balance Sheets

	December 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash	$20,236	$17,060
Accounts receivable, net	7,462	13,442
Accounts receivable - related parties	16,712	6,666
Inventories, net	1,022,365	1,359,678
Contract assets	13,221	12,772
Deposits	2,501	5,811
Total Current Assets	1,082,497	1,415,429

PROPERTY & EQUIPMENT, net	1,809	2,376

OTHER ASSETS
Other noncurrent assets	30,425	30,425
Total Other Assets	30,425	30,425

TOTAL ASSETS	$1,114,731	$1,448,230

LIABILITIESANDSTOCKHOLDERS'EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$409,020	$362,363
Accrued management compensation	706,830	506,103
Accounts payable - related parties	134,077	145,171
Notes payable - related parties, current portion	27,000	15,000
Notes payable	15,000	-
Convertible notes payable	-	100,000
Contract liabilities	75,000	84,496
Customer deposits	163,681	140,338
Total Current Liabilities	1,530,608	1,353,471

LONG-TERM LIABILITIES
Notes payable - related parties, net of current portion	15,000	-
Total Liabilities	1,545,608	1,353,471

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 125,000,000 shares authorized;
no par value; 21,339,865 and 20,420,402 shares, respectively
issued and outstanding	8,527,210	8,427,210
Common stock subscribed	20,000	-
Additional paid-in capital	11,997,842	11,923,056
Accumulated deficit	(20,975,929)	(20,255,507)
Total Stockholders' Equity (Deficit)	(430,877)	94,759

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,114,731	$1,448,230

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018

REVENUES	$951,323	$1,271,118
REVENUES, related parties	13,086	14,568
Total Revenues	964,409	1,285,686
COST OF GOODS SOLD	554,101	687,457
INVENTORY RESERVE ADJUSTMENT	242,846	97,436
Total Cost of Goods Sold	796,947	784,893
GROSS MARGIN	167,462	500,793

OPERATING EXPENSES

General and administrative	759,606	811,459
Research and development	106,916	106,896
Depreciation and amortization	567	7,590

Total Operating Expenses	867,089	925,945

LOSS FROM OPERATIONS	(699,627)	(425,152)

OTHER INCOME (EXPENSE)

Loss on settlement of debt	-	(32,963)
Other income	-	8,391
Interest expense	(19,995)	(17,882)

Total Other Expense	(19,995)	(42,454)

LOSS BEFORE INCOME TAXES	(719,622)	(467,606)
INCOME TAX EXPENSE	800	800

NET LOSS	$(720,422)	$(468,406)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	20,574,038	20,349,024

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
OPERATING ACTIVITIES
Net loss	$(720,422)	$(468,406)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization and depreciation expense	567	7,590
Options and warrants granted	49,786	37,730
Inventory reserve	242,846	97,436
Loss on settlement of debt	-	32,963
Changes in operating assets and liabilities:
Accounts receivable	5,980	(5,458)
Accounts receivable–related parties	(10,046)	(3,226)
Deposits	3,311	(4,570)
Inventory	94,467	97,541
Contract assets	(449)	(12,772)
Accounts payable and accrued expenses	46,656	5,131
Customer deposits	23,343	(72,072)
Accounts payable-related parties	(11,094)	30,850
Contract liabilities	(9,496)	54,496
Accrued management compensation	200,727	99,262
Net Cash Used in Operating Activities	(83,824)	(103,505)
INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,714)
Net Cash Used in Investing Activities	-	(2,714)
FINANCING ACTIVITIES
Payments on convertible notes payable	(60,000)	-
Proceeds from common stock subscription	20,000	-
Proceeds from sale of common stock	75,000	-
Proceeds from sale of option to purchase common stock	25,000	-
Proceeds from convertible notes payable	-	100,000
Proceeds from notes payable - related party	27,000	-
Net Cash Provided by Financing Activities	87,000	100,000

NET CHANGE IN CASH	3,176	(6,219)
CASH AT BEGINNING OF YEAR	17,060	23,279
CASH AT END OF YEAR	$20,236	$17,060
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$24,187	$10,925
Income taxes	$800	$800
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Convertible Note Payable	$25,000	$15,799

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statement of Stockholders’ Equity (Deficit)

			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Equity

Balance, December 31, 2017	20,281,082	$8,411,411	$-	$11,852,363	$(19,787,101)	$476,673

Value of options and warrants
issued for services	-	-	-	37,730	-	37,730

Conversion of related
Party note payable	139,320	15,799	-	-	-	15,799

Loss on settlement of debt			-	32,963		32,963

Net loss for the year ended
December 31, 2018	-	-	-	-	(468,406)	(468,406)

Balance, December 31, 2018	20,420,402	$8,427,210	$-	$11,923,056	$(20,255,507)	$94,759

Value of options and warrants
issued for services	-	-	-	49,786	-	49,786

Conversion of note payable	500,000	25,000	-	-	-	25,000

Deposit – stock purchase agreement			20,000			20,000

Sale of common stock	419,463	75,000	-			75,000

Sale of option to purchase common stock	-	-	-	25,000	-	25,000

Net loss for the year ended
December 31, 2019	-	-	-	-	(720,422)	(720,422)

Balance, December 31, 2019	21,339,865	$8,527,210	$20,000	$11,997,842	$(20,975,929)	$(430,877)

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2019 and 2018

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

d.       Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.   Allowance for doubtful accounts for the years ended December 31, 2019 and 2018 was $15,000 and $15,000, respectively. Additionally, bad debt expense for the years ended December 31, 2019 and 2018 was $-0- and $-0-, respectively.

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

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.       Long-Lived Assets

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances would indicate that there may be an impairment.  The Company compares the estimated undiscounted future cash flows to the carrying value of the long-lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, the Company will recognize the impairment immediately. No impairment expense was recognized as of December 31, 2019 or 2018.

g.       Property and Equipment

Property and equipment are recorded at cost.  Depreciation and amortization are calculated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets ranging from three to five years.

h.        Revenue Recognition

In general, revenue is recognized when control of the promised goods is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for the goods or services. In order to achieve that core principle, a five-step approach is applied: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue allocated to each performance obligation when we satisfy the performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of Omnitek’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 5% and 1% of revenue for the years ended December 31,2019 and 2018, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 95% and 99% of revenue for the years ended December 31, 2019 and 2018, respectively.

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

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	December 31,			December 31,
		2019			2018
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$450,986	-	450,986	$484,604	-	484,604
International	468,949	44,474	513,423	788,310	12,772	801,082
	$919,935	44,474	964,409	$1,272,914	12,772	1,285,686

Filters	561,560	-	561,560	819,517	-	819,517
Components	358,375	-	358,375	453,397	-	453,397
Engineering Services	-	44,474	44,474	-	12,772	12,772
	$919,935	44,474	964,409	$1,272,914	12,772	1,285,686

i.       Cost of Goods Sold

The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of goods sold.

j.       Research and Development

The Company expenses the costs of researching and developing its products during the period incurred. During the years ended December 31, 2019 and 2018, the Company incurred research and development expenses of $106,916 and $106,896, respectively.

k.       Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended December 31, 2019 and 2018, the Company expensed $-0- and $-0-, respectively.

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

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2019, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

m.       Basic and Diluted Loss Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,672,223 and 2,556,390 stock options and warrants that would have been included in the fully diluted earnings per share as of December 31, 2019 and 2018, respectively. However, the common stock equivalents were not included in the loss per share computation because they are anti-dilutive.

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

p.       Concentration of Risks

Customers

During the year ended December 31, 2019, seven customers accounted for approximately 74% of sales.

During the year ended December 31, 2018, seven customers accounted for approximately 73% of sales.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Suppliers

During the year ended December 31, 2019, five suppliers accounted for 86 % of products purchased.

During the year ended December 31, 2018, four suppliers accounted for 82% of products purchased.

q.       Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2019, the Company had an accumulated deficit of $20,975,929 and total stockholders’ deficit of ($430,877).  At December 31, 2019, the Company had current assets of $1,082,497 including cash of $20,236, and current liabilities of $1,530,608, resulting in negative working capital of $448,111. For 2019, the Company reported a net loss of $720,422 and net cash used by operating activities of $83,824. Management believes that based on its operating plan, the projected sales for 2020, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months from the date these financial statements were issued.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

r.       Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-2, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The standard is effective for the interim and annual reporting periods beginning after December 15, 2018. ASU 2016-2 allows companies to adopt the new standard by either applying a modified retrospective method to the beginning of the earliest period presented in the financial statements or an optional transition method to initially apply the standard on January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the standard using the optional transition method and will apply the new guidance prospectively to leases that exist and those entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployees Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 expands the scope of Topic 718 (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. With the adoption of ASU 2018-07, the accounting for share-based payments to nonemployees and employees will be substantially the same. ASU 2018-07 is effective for public companies for annual and interim periods beginning after December 15, 2018, with early adoption permitted. Management has assessed the impact that ASU 2018-07 will have on the Company and determined that it will not have a material impact on the Company’s financial statements and related disclosures.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is expected to have a material impact on the Company’s financial position, or statements.

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

The table below reconciles the net excess billings to the amounts included in the balance sheets at those dates:

	December 31,	December 31,
	2019	2018
Contract assets	$13,221	$12,772
Contract liabilities	$(75,000)	$(84,496)
Net amount of contract liabilities in excess of contract assets	$(61,779)	$(71,724)

NOTE 4 – INVENTORIES

Inventories are located in Vista, California and at December 31, 2019 and 2018 consisted of the following:

	December 31,	December 31,
	2019	2018
Raw materials	$935,834	$948,060
Finished goods	1,073,623	1,147,052
Work in progress	1,800	-
Inventory in transit	-	10,611
Allowance for obsolete inventory	(988,892)	(746,045)
Total	$1,022,365	$1,359,678

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $242,846 and $97,436, for the years ended December 31, 2019 and December 31, 2018, respectively.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December, 2019 and 2018 consisted of the following:

	December 31,	December 31,
	2019	2018
Production equipment	$64,673	$64,673
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(146,235)	(145,668)
Total	$1,809	$2,376

Depreciation expense for the years ended December 31, 2019 and 2018 was $567 and $7,590, respectively.

NOTE 6 – CUSTOMER DEPOSITS

The Company may require a customer deposit from domestic and international customers.  As of December 31, 2019 and 2018 the Company had customer deposits of $163,681 and $140,338, respectively.

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

On September 11, 2019 the Company borrowed $12,000 from a board member. The loan was evidenced by an unsecured promissory note which bears simple interest at the rate of 8% per annum. The principal amount of the note and all accrued interest was due and payable on or before December 11, 2019. Under the terms of a Promissory Note Extension, the principal amount of the note and all accrued interest is due and payable on or before the extended maturity date of June 30, 2020.

On May 28, 2019 the Company issued a Working Capital Promissory Note to the Company’s CEO for loans made to the Company during the calendar year 2019. The note has an annual interest rate of 5%, is unsecured and had an original maturity date of December 31, 2019. During 2019 the Company’s CEO made cumulative loans to the Company of $15,000. Under the terms of a Promissory Note Extension, the principal amount of the note and all accrued interest is due and payable on or before the extended maturity date of December 31, 2020.

On January 19, 2017 the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2020.

As of December 31, 2019 and December 31, 2018 Note Payable – Related Party consisted of the following:

	December 31,	December 31,
	2019	2018
Note payable, related party, current portion	$27,000	$15,000
Note payable, related party, net of current portion	15,000	-
Total	$42,000	$15,000

NOTE 8 – DEBT

Note payable

The Convertible Note Payable (see Note 9) matured on December 11, 2019, with an outstanding principal balance of $40,000. The Lender elected to convert $25,000 of the outstanding principal to restricted common stock.  Under the

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2019 and 2018

terms of the Allonge to Senior Secured Convertible Promissory Note and Agreement, the remaining principal balance of $15,000 is due and payable with an extended maturity date of May 11, 2020. As of December 31, 2019 and December 31, 2018 Note Payable consisted of the following:

	December 31,	December 31,
	2019	2018
Notes payable	$15,000	$-
Total	$15,000	$-

Convertible Notes Payable

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

In accordance with the terms of the Secured Convertible Promissory Note, the lender elected to convert $25,000 of the outstanding principal balance (totaling $40,000) of the note on the maturity date to restricted shares of the Company’s Common Stock at five cents ($0.05) per share. The remaining $15,000 of the principal balance was due and payable on the maturity date. Under the Allonge to Senior Convertible Promissory Note and Agreement entered into between the lender and the Company, the due date for the remaining $15,000 principal balance was extended to March 11, 2020. As of December 31, 2019 the outstanding principal balance of $15,000 has been reclassified to Note Payable since there is no longer a conversion feature associated with this balance.

As of December 31, 2019 and December 31, 2018 Convertible Note Payable consisted of the following:

	December 31,	December 31,
	2019	2018
Convertible note payable	$-	$100,000
Total	$-	$100,000

NOTE 9 – COMMITMENTS

As of December 31, 2019 and 2018, the Company had outstanding purchase commitments for inventory totaling $152,583 and $133,141, respectively. Of these amounts, the Company had made prepayments of $18,645 as of December 31, 2019 and $21,956 as of December 31, 2018 and had commitments for future cash outlays for inventory totaling $133,938 and $111,185, respectively.

Effective September 1, 2019 the Company entered into the Fourth Amendment to the Lease for its facility, reducing the size of the leased space to 21,786 square feet and extending the lease term to August 31, 2020, at which time a new lease extension has to be negotiated. The current lease payment is $14,161 per month, plus common area maintenance expenses (CAM).  Under the amended lease, past due rent is payable at monthly installments of $10,000, until such time as the past due rent has been paid in full. The lease is not subject to the right-of-use asset rules under ASU 2016-2 because it qualifies for the short-term lease exception under that pronouncement.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2019 and 2018

As of December 31, 2019 the outstanding balance was $62,529.

The security deposit of $14,000 remained the same.

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2019, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of December 31, 2019 and December 31, 2018, the Company was owed $16,712 and $6,666, respectively, by related parties for the purchase of products and services.

Accrued Management Expenses

During the periods ended December 31, 2019 and December 31, 2018, the Company’s president and chief financial officer were due amounts for services performed for the Company.  As of December 31, 2019 and December 31, 2018 the accrued management fees consisted of the following:

	December 31,	December 31,
	2019	2018
Amounts due to the president	$541,504	$399,296
Amounts due to the chief financial officer	165,326	106,807
Total	$706,830	$506,103

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On July 7, 2018 the Company issued 139,320 shares of its restricted common stock in consideration of a capital contribution via the conversion by a board member of $15,799, constituting unpaid principal of $15,000 and accrued interest of $799, owing under that certain Promissory Note dated November 7, 2017.

On September 6, 2019 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a purchaser wherein the purchaser agreed to buy an aggregate of 3,579,014 restricted shares of common stock of the Company at a price of $.1788 per share for an aggregate purchase price of $640,000. Subject to the default and penalty provisions in the Purchase Agreement, the sale and purchase of the restricted shares and payment of the purchase price shall be made in 20 tranches as follows: (a) $75,000 payable on or before September 30, 2019 (tranche 1), (b) the balance of the purchase price paid in 18 monthly tranches, at a minimum of $10,000 per month with a total quarterly payment of no less than $90,000, and (c) a final payment of $25,000 on or before April 1, 2021(tranche 20). In accordance with these terms, purchaser paid $75,000 on September 30, 2019 and was issued 419,463 restricted shares of the Company’s restricted common stock. Between October 1, 2019 and December 31, 2019 the purchaser made cumulative payments of $20,000 towards the $90,000 required under the agreement and was therefore in default under the terms of the agreement. In accordance with a provision in the agreement the Company elected to waive the default but assess a $.03 per share penalty for all future installment payments, increasing the purchase price to $.2033 per share. The $20,000 paid by the purchaser as of December 31, 2019 has been classified as Common Stock Subscribed on the balance sheet.

Additionally, subject to the payment by the purchaser of the additional sum of $25,000 by September 30, 2019, the Company shall grant to the purchaser, an option to purchase an additional 3,579,014 restricted shares of

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

common stock for an additional $640,000. The $25,000 option purchase price is consideration for the option and shall be non-refundable and shall not be applied to the purchase of any restricted shares. The purchaser may exercise the option within six months of the initial (tranche 1) payment (i.e., September 30, 2019) by paying the initial option tranche exercise payment of $75,000. If the purchaser has not exercised and paid the initial option exercise payment of $75,000 by March 31, 2020 the option to purchase the option shares shall expire and be terminated. The purchaser made a timely payment of $25,000 on September 30, 2019 to purchase the option but did not make the initial option tranche exercise payment of $75,000 by March 31, 2020. Therefore, the option to purchase the option shares has expired.

On December 31, 2019 the Company issued 500,000 shares of its restricted common stock in consideration of a capital contribution via the conversion of $25,000 of unpaid principal owing under that certain Convertible Note dated June 11, 2018 (see Note 9).

Options and Warrants

During the years ended December 31, 2019 and 2018, the Company granted 450,000 and 590,000 options for services, respectively.  During the years ended December 31, 2019 and 2018, respectively, the Company recognized expense of $49,786 and $37,730 related to options that vested during the years, pursuant to ASC Topic 718. The total remaining amount of compensation expense to be recognized in future periods is $7,014. No future compensation expense has been calculated for 150,000 options that were granted in 2015 due to the low probability that any of these options will vest before maturity.

In April 2007, the Company’s shareholders approved its 2006 Long-Term Incentive Plan (“the 2006 Plan”).   Under the 2006 plan, the Company may issue up to 10,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2014 the remaining 2,590,000 options previously issued under the plan expired. On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2019 the Company has a total of 600,000 options issued under the plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2019 the Company has a total of 2,065,556 options issued under the plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2019, the Company has a total of 750,000 options issued under the plan. During the twelve months ended December 31, 2019 and 2018 the Company issued -0- and -0- warrants, respectively.The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. When determining expected volatility, the Company considers the historical performance of the Company’s stock, as well as implied volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time that options are expected to remain unexercised. The Company uses historical data to estimate the timing and amount of forfeitures.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 11 – STOCKHOLDERS’ EQUITY (Continued)

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	December 31, 2019	December 31, 2018
Expected volatility	142%	150%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	2.01%	2.46%

A summary of the status of the options granted at December 31, 2019 and December 31, 2018 and changes during the years then ended is presented below:

	December 31,		December 31,
	2019		2018
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,965,556	$0.63	2,600,556	$0.82
Granted	450,000	0.08	590,000	0.07
Exercised	-	-	-	-
Expired or cancelled	(475,000)	2.49	(225,000)	1.33
Outstanding at end of year	2,940,556	0.25	2,965,556	0.63
Exercisable	2,672,223	$0.23	2,556,390	$0.67

A summary of the status of the options outstanding at December 31, 2019 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-1.00	2,890,556	4.18 years	2,622,223	$0.21
$1.01-2.00	50,000	0.36 years	50,000	1.13
$0.01-2.00	2,940,556	4.12 years	2,672,223	$0.23

A summary of the status of the options and warrants outstanding at December 31, 2018 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01 - 1.00	2,440,556	4.80 years	2,031,390	$0.24
$1.01 - 2.00	75,000	1.18 years	75,000	1.37
$2.01 - 3.00	450,000	0.81 years	450,000	2.53
$0.01 - 3.00	2,965,556	4.11 years	2,556,390	$0.67

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 12 – INCOME TAXES

The provision for income taxes for the year ended December 31, 2019 and 2018 consists of the following:

	December 31,	December 31,
Federal	2019	2018
Current	$-	$-
Deferred	-	-
State
Current	$800	$800
Deferred	-	-
Income tax expense	$800	$800

Net deferred tax assets consist of the following components as of December 31, 2019 and 2018:

	December 31,	December 31,
Deferred tax assets:	2019	2018
Net operating loss carryover	$6,821,469	6,560,622
Research and development carry forward	131,088	131,088
Inventory reserve	237,334	179,051
Allowance for doubtful accounts	3,600	3,600
Warranty allowance	3,068	3,068
Accrued compensation	169,639	121,465
Deferred tax liabilities:
Depreciation	(47,001)	(97,331)
Valuation allowance	(7,319,197)	(6,901,563)
Net deferred tax asset	$-	-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rate of 24% as of December 31, 2019 and December 31, 2018 to pretax income from continuing operations for the year ended December 31, 2019 and 2018 due to the following:

	December 31,	December 31,
	2019	2018
Book loss	$(172,902)	(112,418)
Meals and entertainment	16	16
State tax deduction	-	-
Deferred rent	-	(926)
Stock/Options for services	11,949	9,055
Officer’s life ins premium	1,181	1,181
Depreciation	(8,784)	(7,593)
Accrued compensation	48,174	23,823
Inventory reserve	58,283	23,385
Valuation allowance	124,964	127,753
Net operating loss carryover	(62,081)	(63,476)
Income Tax Expense	$800	800

On December 21, 2017, the TCJA was enacted. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35 percent to 21 percent beginning January 1, 2018, requires companies to pay a one-time transition tax on certain previously unremitted earnings on non-U.S. subsidiaries, creates new taxes on certain foreign sourced earnings and imposes additional limitations on certain deductions, including interest expense and net operating losses arising after 2017. The Company has assessed the impact of the TCJA and is not subject to the one-time

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2019 and 2018

NOTE 12 – INCOME TAXES (continued)

transition tax. The Company remeasured certain deferred tax assets and liabilities based on the rates that they are expected to reverse in the future, which is generally 21 percent under TCJA. The decrease in the Company’s net deferred tax assets was offset by a corresponding decrease in its valuation allowance.

At December 31, 2019, the Company had net operating loss carry forwards of approximately $6,821,469 through 2034.  No tax benefit has been reported in the December 31, 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 13 – SUBSEQUENT EVENTS

On January 7, 2020, Richard Miller notified the Company of his resignation as a director and the Chief Financial Officer of the Company, effective February 7, 2020.

On January 7, 2020, the Company issued 500,000 restricted shares of Common Stock to Jack Ferraro upon the conversion of $25,000 of the unpaid principal owing under that certain Senior Secured Promissory Note dated June 11, 2018 (the “Note”).  The shares were issued at a price of $0.05 per the terms of the Note.  No underwriters were used. The shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.  Mr. Ferraro is an “Accredited Investor” as defined under Rule 501 of Regulation D of the Act and has such knowledge and experience and possessed such information as it deemed necessary to make an informed investment decision.

On January 19, 2020 the Company and Werner Funk, President and CEO, agreed to a one-year extension of the $15,000 related party note payable due to Mr. Funk. The extended due date is January 19, 2021.

On March 11, 2020 the Company executed the Amendment and Agreement to the Allonge to the Secured Senior Convertible Promissory Note (the “Agreement”). The Agreement amended the original Allonge to Senior Convertible Promissory Note and Agreement by extending the due date from March 11, 2020 to May 15, 2020.

On March 27, 2020 the Company granted a total of $150,000 Non-Qualified Stock Options pursuant to the 2017 Long-Term Incentive Plan. The Options were allocated as follows: 50,000 Options to the CEO for past and continued services (vest and exercisable immediately) and 50,000 Options each to two outside directors (total of 100,000 Options) for past and continued services (vest and exercisable immediately).

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19’s impact on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2019.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting, using criteria established in the Internal Control - Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on that assessment, management identified  material weaknesses in internal control over financial reporting as of December 31, 2019 as further described below. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2019 were not effective, based on COSO’s framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of our assessment, we have determined that there is a deficiency with regard to the lack of a complete backup process for our electronic financial information and inventory systems.  There is limited stored backup offsite or in a media safe, and as such, there are no regularly run test restorations of said financial information.  We also determined that the Company did not maintain sufficient monitoring review controls with respect to accounting for complex transactions. Additionally, we determined that the Company has a material weakness that relates to a lack of segregation of duties.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Subsequent Events.

On January 7, 2020, Richard Miller notified the Company of his resignation as a director and the Chief Financial Officer of the Company, effective February 7, 2020.

On January 7, 2020, the Company issued 500,000 restricted shares of Common Stock to Jack Ferraro upon the conversion of $25,000 of the unpaid principal owing under that certain Senior Secured Promissory Note dated June 11, 2018 (the “Note”).  The shares were issued at a price of $0.05 per the terms of the Note.  No underwriters were used. shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.  Mr. Ferraro is an “Accredited Investor” as defined under Rule 501 of Regulation D of the Act and has such knowledge and experience and possessed such information as it deemed necessary to make an informed investment decision.

On January 19, 2020 the Company and Werner Funk, President and CEO, agreed to a one-year extension of the $15,000 related party note payable due to Mr. Funk. The extended due date is January 19, 2021.

On March 11, 2020 the Company executed the Amendment and Agreement to the Allonge to the Secured Senior Convertible Promissory Note (the “Agreement”). The Agreement amended the original Allonge to Senior Convertible Promissory Note and Agreement by extending the due date from March 11, 2020 to May 15, 2020.

On March 27, 2020 the Company granted a total of $150,000 Non-Qualified Stock Options pursuant to the 2017 Long-Term Incentive Plan. The Options were allocated as follows: 50,000 Options to the CEO for past and continued services (vest and exercisable immediately) and 50,000 Options each to two outside directors (total of 100,000 Options) for past and continued services (vest and exercisable immediately).

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19’s impact on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

PART III.

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS

Identification of directors and executive officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director
Werner Funk	61	President, CEO, Secretary and Director	One Year	May 2001 to Present

Gary S. Maier	66	Director	One Year	August 2012 to Present

John M. Palumbo	62	Director	One Year	October 2013 to Present

All of the Company’s directors hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers are appointed by our Board of Directors and hold office until their earlier death, retirement, resignation or removal.

Significant Employees

There are no significant employees other than Mr. Funk.

Family Relationships

There are no family relationships between any directors or executive officers of Omnitek, either by blood or by marriage.

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of Omnitek or a Significant Employee is as follows:

Werner Funk – Mr. Funk was born in Germany.  He has been a Director and the CEO of Omnitek since its formation in May of 2001.  Mr. Funk has over 30 years of experience in international business, manufacturing, engineering, marketing and Internet commerce.  He is responsible for management, marketing and new product design.  Mr. Funk was educated in Germany where he attended high school and vocational college for automotive technology and graduated with honors receiving a bachelor’s degree in automotive technology.  While living in Germany, he worked for Mercedes-Benz and was the assistant crew chief of a Porsche factory sponsored racing team.  Mr. Funk moved to the United States in 1978, where upon he started Nology Engineering Inc., a California Corporation, which designs, manufactures and markets automotive products for the performance aftermarket.  Mr. Funk also currently serves as the CEO of Nology Engineering Inc. Mr. Funk is listed as the inventor/co-inventor on several patents and patent applications.

Gary S. Maier – Mr. Maier was appointed as a Director of the Company on August 3, 2012, and is an investor relations veteran with more than 30 years of industry experience. He serves as vice president of corporate communications and investor relations for Motorcar Parts of America (Nasdaq: MPAA).He founded Maier & Company, Inc. in 2003. Earlier in his career he was a principal of another Los Angeles-based investor relations firm.  He has counseled diverse clients ranging in size from multi-billion dollar organizations to emerging growth public and private companies across the country.  His career includes positions with an international public relations firm and a proxy solicitation firm offering investor relations services, both based in New York, as well as a Chicago-based financial relations agency. His experience also includes local and national political campaigns Maier served as a board member for 18 years, including a term as president, of Veterans Park Conservancy, a non-profit community public/private partnership dedicated to the enhancement and preservation of four hundred acres of federal land to honor our nation’s veterans.  He served for several years on the board of Southern California’s Colony Theater Company. Maier holds bachelor and master of philosophy degrees from Ohio University and completed course work toward a Ph.D. in philosophy at DePaul University.  He served on the adjunct faculties of DePaul and Loyola University in Chicago and is a graduate of New York University’s Graduate School of Business Administration’s Careers in Business program.

John M. Palumbo – Mr. Palumbo is currently the CEO of Larsen Supply Company, a distributor of plumbing supplies.  Previously Mr. Palumbo was the CEO of Partschannel, Inc., a distributor of aftermarket collision replacement parts.   Prior to this, Mr. Palumbo was the CFO at Solar Integrated Technologies, Inc., and earlier CFO for Keystone Automotive Industries, Inc.  (Nasdaq:KEYS), which was subsequently acquired by LKQ Corporation (Nasdaq: LKQ).  Mr. Palumbo holds a bachelor of science degree in finance from Canisius College in Buffalo New York and obtained his EMBA from Peter F. Drucker Claremont Graduate University in Claremont California.  Mr. Palumbo is a Certified Public Accountant in the state of California.

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by Omnitek and representations from certain reporting persons, Omnitek believes that for the fiscal year ended December 31, 2019, all the officers, directors and more than 10% beneficial owners complied with the above described filing requirements.

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

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the twelve month periods ended December 31, 2019 and 2018 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)(1)	(j)
Werner Funk	2019	$4,908(3)	-	$4,150	-	$-	$9,058
CEO, President,	2018	$76,923(3)	-	$9,775	-	$-	$86,698
and Secretary

Richard Miller(2)	2019	$3,269	-	$15,550	-	$-	$18,8,19
CFO and Director	2018	$63,750	-	$16,605	-	$-	$80,355

(1)  These amounts represent previously accrued unpaid salary owed from prior fiscal years.

(2) On July 27, 2015, Richard Miller was appointed to the Chief Financial Officer position. Mr. Miller resigned effective February 7, 2020.

(3) In 2019, Mr. Funk’s base salary according to his employment agreement with the Company was $150,000. Mr. Funk deferred $145,092 of his 2019 salary. In 2018, Mr. Funk’s base salary according to his employment agreement with the Company was $150,000. Mr. Funk deferred $73,077 of his 2018 salary.

(4) In 2019, Mr. Miller’s base salary according to his employment agreement with the Company was $85,000. Mr. Miller deferred $81,731 of his 2019 salary. In 2018, Mr. Miller’s base salary according to his employment agreement with the Company was $85,000.  Mr. Miller deferred $21,250 of his 2018 salary.  Mr. Miller resigned effective February 7, 2020.

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

On November 3, 2015, Omnitek entered into an Employment Agreement with Richard Miller, the Chief Financial Officer of the Company.  The term of Employment Agreement began on November 3, 2015, (the “Effective Date”) and shall continue for a period of four years until November 2, 2019, unless terminated earlier pursuant to other provisions of the Agreement.  During the Employment Period, Omnitek agreed to pay Mr. Miller a Base Salary of $85,000 per year.  Mr. Miller resigned effective February 7, 2020.

No Named Executive Officer exercised any options or SARs during the last completed fiscal year or owned any unexercised options or SARs at the end of the fiscal year.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers act, or will act, on behalf of, or at the direction of, any other person.

Compensation of Directors

There was no compensation paid to any director who was not a Named Executive Officer during the year ended December 31, 2019, other than that provided for attendance at meetings.   On January 16, 2019 the then three outside independent directors each received, a non-qualified stock option grant to purchase fifty thousand (50,000) shares of Omnitek’s common stock at an exercise price of $0.09 per share.  The two executive officer directors each received, a non-qualified stock option grant to purchase fifty thousand (50,000) shares of Omnitek’s common stock at an exercise price of $0.099 per share (i.e. 110% of the price of the stock as of on January 16, 2019).Such Options shall be exercisable for a period of seven years.  The Option shall vest and be exercisable immediately.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information for the named executive officers on stock option holdings as of the end of 2019.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Werner Funk	470,000	0	0	$0.286	4/14/2023
	605,556	0	0	$0.18	2/9/2024
	50,000	0	0	$0.077	1/10/2025
	191,667	0	108,333	$0.077	1/14/2025
	50,000	0	0	$0.099	1/15/2026

Richard Miller	100,000	0	0	$0.71	11/2/2022
	50,000	0	0	$0.286	4/14/2023
	100,000	0	0	$0.18	2/9/2024
	50,000	0	0	$0.077	1/10/2025
	50,000	0	0	$0.099	1/15/2026
	200,000	0	0	$0.066	6/3/2026

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

Applicable percentage ownership as shown in the two tables below is based on 21,339,865 shares of common stock outstanding on December 31, 2019.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 31, 2019.  However, we did not deem these shares outstanding for the purpose of computing the percentage ownership of any other person.

Security Ownership of Certain Beneficial Owners

The following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1333 Keystone Way Suite 101 Vista, CA 92081	9,780,415(1) (2)	47.90%

(1)   This amount includes 8,413,192 shares of common stock currently vested options to purchase 1,367,223 shares of Common Stock.

(2)      Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of our voting securities held by all of Omnitek’s current directors and executive officers.

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1333 Keystone Way Suite 101 Vista, CA 92081	9,780,415(1) (2)	47.90%

Common Stock	Richard Miller 1333 Keystone Way Suite 101 Vista, CA 92081	550,000(3)	1.37%

Common Stock	Gary S. Maier 815 Moraga Drive Suite 306 Los Angeles, CA 90049	315,500(4)	1.55%

Common Stock	John M. Palumbo 8905 Rex Road Pico Rivera, CA 90660	374,820(5)	1.84%

Common Stock	Directors and Executive Officers as a Group (4 persons)	11,020,735	53.97%

(1)This amount includes 8,413,192 shares of common stock currently vested options to purchase 1,367,223 shares of Common Stock.

(2)   Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

(3)This amount includes currently vested options to purchase 550,000 shares of Common Stock.

(4)This amount includes currently vested options to purchase 225,000 shares of Common Stock and 90,500 shares of Common Stock held by Mr. Maier directly. Does not include 10,000 10,000 shares of Common Stock held by Mr. Maier’s spouse.

(5)This amount includes currently vested options to purchase 225,000 shares of Common Stock and 149,820 shares of common stock

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

On September 11, 2019 the Company borrowed $12,000 from a board member. The loan was evidenced by an unsecured promissory note which bears simple interest at the rate of 8% per annum. The principal amount of the note and all accrued interest was due and payable on or before December 11, 2019. Under the terms of a Promissory Note Extension, the principal amount of the note and all accrued interest is due and payable on or before the extended maturity date of June 30, 2020.

On May 28, 2019 the Company issued a Working Capital Promissory Note to the Company’s CEO for loans made to the Company during the calendar year 2019. The note has an annual interest rate of 5%, is unsecured and had an original maturity date of December 31, 2019. During 2019 the Company’s CEO made cumulative loans to the Company of $15,000. Under the terms of a Promissory Note Extension, the principal amount of the note and all accrued interest is due and payable on or before the extended maturity date of December 31, 2020.

On January 19, 2017 the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2020.  On January 19, 2020 the Company and Werner Funk, President and CEO, agreed to a one-year extension of the $15,000 related party note payable due to Mr. Funk. The extended due date is January 19, 2021.

Except as set forth above, Omnitek has not been a party to any transactions between persons who were executive officers, directors, or principal stockholders of our corporation during the fiscal years ended December 31, 2019 and 2018.

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

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2019, we incurred $37,417 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2019.

During the fiscal year ended December 31, 2018, we incurred $36,190 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2018.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $2,350 and $2,200, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV.

ITEM 15.           EXHIBITS

(a)           Financial Statements.

(i)           The Balance Sheet of Omnitek Engineering Corp. as of December 31, 2019 and 2018, the Statements of Operations for the years ended December 31, 2019 and 2018, the Statements Stockholders’ Equity (Deficit) from December 31, 2019 to December 31, 2018, and of Cash Flows for the years ended December 31, 2019 and 2018, and together with the notes thereto and the reports of Sadler, Gibb & Associates thereon appear in Item 8 and are included in this report.

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

Omnitek Engineering Corp.

Dated: April 23, 2020	_________________________________ By: Werner Funk
Its: President and Secretary,
CEO, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 23, 2020	_______________________________ Werner Funk, Director

Dated: April 23, 2020	/s/ Gary S. Maier
___________________________
Gary Maier, Director

Dated: April 23, 2020	/s/ John M. Palumbo
___________________________
John M. Palumbo, Director