Form 10-Q
period 2020-03-31
Omnitek Engineering Corp
filed 2020-05-14
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 2020

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
N/A

As of May 14, 2020, the Registrant had 21,339,865 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$26,817	$20,236
Accounts receivable, net	30,542	7,462
Accounts receivable - related parties	27,287	16,712
Inventory, net	977,866	1,022,365
Contract assets	13,221	13,221
Deposits	2,501	2,501
Total Current Assets	1,078,234	1,082,497

PROPERTY & EQUIPMENT, net	1,674	1,809

OTHER ASSETS
Other noncurrent assets	30,425	30,425
Total Other Assets	30,425	30,425

TOTAL ASSETS	$1,110,333	$1,114,731

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$588,755	$409,020
Accrued management compensation	577,658	706,830
Accounts payable - related parties	133,948	134,077
Note payable - related party	42,000	27,000
Note payable	15,000	15,000
Contract liabilities	75,000	75,000
Customer deposits	194,146	163,681
Total Current Liabilities	1,626,507	1,530,608
LONG-TERM LIABILITIES
Notes payable – related parties, net of current portion	-	15,000

Total Liabilities	1,626,507	1,545,608

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,339,865 shares issued and outstanding	8,527,210	8,527,210
Common stock subscribed	51,000	20,000
Additional paid-in capital	12,008,250	11,997,842
Accumulated deficit	(21,102,634)	(20,975,929)
Total Stockholders' Deficit	(516,174)	(430,877)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,110,333	$1,114,731

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations (unaudited)

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

REVENUES	$230,937	$351,348
COST OF GOODS SOLD	110,068	179,879
INVENTORY RESERVE ADJUSTMENT	25,052	25,000
Total Cost of Goods Sold	135,120	204,879
GROSS MARGIN	95,817	146,469

OPERATING EXPENSES

General and administrative	185,963	222,253
Research and development	32,139	24,843
Depreciation and amortization	135	160

Total Operating Expenses	218,237	247,256

LOSS FROM OPERATIONS	(122,420)	(100,787)

OTHER INCOME (EXPENSE)

Interest expense	(4,885)	(5,439)
Other income	600	-

Total Other Income (Expense)	(4,285)	(5,439)

LOSS BEFORE INCOME TAXES	(126,705)	(106,226)
INCOME TAX EXPENSE	-	-

NET LOSS	$(126,705)	$(106,226)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	21,339,865	20,420,402

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019

OPERATING ACTIVITIES
Net loss	$(126,705)	$(106,226)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation expense	135	160
Obsolete inventory adjustment	25,052	25,000
Options and warrants granted	10,408	25,907
Changes in operating assets and liabilities:
Accounts receivable	(23,080)	(2,681)
Accounts receivable–related parties	(10,575)	(940)
Deposits	-	373
Contract assets	-	(21,685)
Contract liabilities	-	13,840
Inventory	19,447	23,712
Accounts payable and accrued expenses	14,409	(2,858)
Customer deposits	30,465	19,228
Accounts payable-related parties	(129)	11,143
Accrued management compensation	36,154	46,500
Net Cash Provided by (Used in) Operating Activities	(24,419)	31,473

INVESTING ACTIVITIES
Net cash from Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from stock subscription	31,000	-
Payments on convertible note payable	-	(15,000)
Net cash Provided by (Used in) Financing Activities	31,000	(15,000)

NET CHANGE IN CASH	6,581	16,473
CASH AT BEGINNING OF YEAR	20,236	17,060

CASH AT END OF PERIOD	$26,817	$33,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$4,319	$5,369

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Equity (Deficit) (unaudited)

			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance, December 31, 2019	21,339,865	$8,527,210	$20,000	$11,997,842	$(20,975,929)	$(430,877)

Value of options and warrants
issued for services	-	-	-	10,408	-	10,408

Deposit – stock purchase agreement			31,000			31,000

Net loss for the three months ended
March 31, 2020	-	-	-	-	(126,705)	(126,705)

Balance, March 31, 2020	21,339,865	$8,527,210	$51,000	$12,008,250	$(21,102,634)	$(516,174)

			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Equity

Balance, December 31, 2018	21,420,402	$8,427,210	$-	$11,923,056	$(20,255,507)	$94,759

Value of options and warrants
issued for services	-	-	-	25,907	-	25,907

Net loss for the three months ended
Marcch 31, 2019	-	-	-	-	(106,226)	(106,226)

Balance, March 31, 2019	20,420,402	$8,427,210	$-	$11,948,963	$(20,361,733)	$14,440

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2020

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2020 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2019 audited financial statements.  The results of operations for the periods ended March 31, 2020 and 2019 are not necessarily indicative of the operating results for the full years.

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

March 31, 2020

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

of Omnitek’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 7% of revenue for the periods ended March 31, 2020 and 2019, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 7% of revenue for the periods ended March 31, 2020 and 2019, respectively.

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

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2020

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	For the three months ended March 31,			For the three months ended March 31,
		2020			2019
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$178,753	-	178,753	$115,838	-	115,838
International	52,184	-	52,184	209,500	26,010	235,510
	$230,937	-	230,937	$325,338	26,010	351,348

Filters	$112,042	-	112,042	$239,886	-	239,886
Components	118,895	-	118,895	85,452	-	85,452
Engineering Services	-	-	-	-	26,010	26,010
	$230,937	-	230,937	$325,338	26,010	351,348

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

Location : Vista, CA	March 31, 2020	December 31, 2019
Raw materials	$934,659	$935,834
Finished goods	1,057,152	1,073,623
Work in progress	-	1,800
Allowance for obsolete inventory	(1,013,945)	(988,892)
Total	$977,866	$1,022,365

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $25,052 and $25,000, for the periods ended March 31, 2020 and March 31, 2019, respectively.

Property and Equipment

Property and equipment at March 31, 2020 and December 31, 2019 consisted of the following:

	March 31,	December 31,
	2020	2019
Production equipment	$64,673	$64,673
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(146,370)	(146,235)
Total	$1,674	$1,809

Depreciation expense for the periods ended March 31, 2020 and March 31, 2019 was $135 and $160, respectively.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2020

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,857,223 and 2,847,640 stock options and warrants that would have been included in the fully diluted earnings per share as of March 31, 2020 and March 31, 2019, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2020 and December 31, 2019 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of March 31, 2020, the Company had an accumulated deficit of $21,102,634 and total stockholders’ deficit of $516,174.  At March 31, 2020, the Company had current assets of $1,078,234 including cash of $26,817, and current liabilities of $1,626,507, resulting in negative working capital of $(548,273). For the three months ended March 31, 2020, the Company reported a net loss of $126,705 and net cash used in operating activities of $24,419. Management believes that based on its operating plan, the projected sales for 2020, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2020

(unaudited)

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

The table below reconciles the net excess billings to the amounts included in the balance sheets at those dates:

	March 31,	December 31,
	2020	2019
Contract assets	$13,221	$13,221
Contract liabilities	$(75,000)	$(75,000)
Net amount of contract liabilities in excess of
Contract assets	$(61,779)	$(61,779)

NOTE 4 – COMMITMENTS

Effective September 1, 2019, the Company entered into the Fourth Amendment to the Lease for its facility, reducing the size of the leased space to 21,786 square feet and extending the lease term to August 31, 2020, at which time a new lease extension has to be negotiated. . The current lease payment is $14,161 per month, plus common area maintenance expenses (CAM).  Under the amended lease, past due rent is payable at monthly installments of $10,000, until such time as the past due rent has been paid in full. The lease is not subject to the right-of-use asset rules under ASU 2016-2 because it qualifies for the short-term lease exception under that pronouncement.

As of March 31, 2020 the outstanding balance was $62,529.

The security deposit of $14,000 remained the same.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of March 31, 2020, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of March 31, 2020 and December 31, 2019, the Company was owed $27,287 and $16,712, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of March 31, 2020 and December 31, 2019, the Company owed related parties for such expenses, goods and services in the amounts of $133,948 and $134,077, respectively.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2020

(unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Accrued Management Compensation

For the periods ended March 31, 2020 and December 31, 2019, the Company’s president and chief financial officer were due amounts for services performed for the Company.  As of March 31, 2020 and December 31, 2019 the accrued management fees consisted of the following:

	March 31,	December 31,
	2020	2019
Amounts due to the president	$577,658	$541,504
Amounts due to the chief financial officer	-	165,326
Total	$577,658	$706,830

The chief financial officer resigned on January 7, 2020 (effective February 7, 2020). Prior amounts due to the chief financial officer were reclassified to accounts payable and accrued liabilities on the balance sheet at March 31, 2020.

NOTE 6 – NOTES PAYABLE - RELATED PARTIES

On September 11, 2019 the Company borrowed $12,000 from a board member. The loan was evidenced by an unsecured promissory note which bears simple interest at the rate of 8% per annum. The principal amount of the note and all accrued interest was due and payable on or before December 11, 2019. Under the terms of a Promissory Note Extension, the principal amount of the note and all accrued interest is due and payable on or before the extended maturity date of June 30, 2020

On May 28, 2019 the Company issued a Working Capital Promissory Note to the Company’s CEO for loans made to the Company during the calendar year 2019. The note has an annual interest rate of 5%, is unsecured and had an original maturity date of December 31, 2019. During 2019 the Company’s CEO made cumulative loans to the Company of $15,000. Under the terms of a Promissory Note Extension, the principal amount of the note and all accrued interest is due and payable on or before the extended maturity date of December 31, 2020.

On January 19, 2017 the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2020.As of March 31, 2020, and December 31, 2019 Note Payable – Related Party consisted of the following:

	March 31,	December 31,
	2020	2019
Note payable, related party, current portion	$42,000	$27,000
Note payable, related party, net of current portion		15,000
Total	$42,000	$42,000

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2020

(unaudited)

NOTE 7 – NOTE PAYABLE

On December 11, 2019, a convertible notes payable matured with an outstanding principal balance of $40,000. The Lender elected to convert $25,000 of the outstanding principal to restricted common stock.  Under the terms of the Allonge to Senior Secured Convertible Promissory Note and Agreement, the remaining principal balance of $15,000 is due and payable with an extended maturity date of May 11, 2020. As of March 31, 2020, and December 31, 2019 Note Payable consisted of the following:

	March 31,	December 31,
	2020	2019
Note payable	$15,000	$15,000
Total	$15,000	$15,000

NOTE 8 -  STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2020 and 2019, the Company granted 150,000 and 250,000 options for services, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized expense of $10,408 and $25,907, respectively, for options that vested during the periods pursuant to ASC Topic 718. As of March 31, 2020 total remaining amount of compensation expense to be recognized in future periods is

$5,305.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2020 the Company has a total of 125,000 options issued under the 2011 Plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2020 the Company has a total of 1,915,556 options issued under the 2015 Plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2020, the Company has a total of 816,667 options issued under the 2017 Plan.  During the three months ended March 31, 2020 and 2019 the Company issued -0- and -0- warrants, respectively.

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

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2020

(unaudited)

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	March 31, 2020	March 31, 2019
Expected volatility	159%	132%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	0.60%	2.62%

NOTE 8 -  STOCK OPTIONS AND WARRANTS (Continued)

A summary of the status of the options and warrants granted at March 31, 2020 and December 31, 2019 and changes during the periods then ended is presented below:

	March 31,		December 31,
	2020		2019
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,940,556	$0.25	2,965,556	$0.63
Granted	150,000	0.06	450,000	0.08
Exercised	-	-	-	-
Expired or cancelled	-	-	(475,000)	2.49
Outstanding at end of period	3,090,556	0.24	2,940,556	0.25
Exercisable	2,857,223	$0.21	2,672,223	$0.23

A summary of the status of the options and warrants outstanding at March 31, 2020 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	3,040,556	4.08 years	2,807,223	0.20
$1.00-1.99	50,000	0.12 years	50,000	1.13

$0.01-2.99	3,090,556	4.02 years	2,857,223	$0.21

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

March 31, 2020

(unaudited)

NOTE 9 -  SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19’s impact on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows

On April 21, 2020, the Company obtained a loan (the “SBA Loan”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the SBA Loan. Interest on the unpaid principal balance shall accrue at the rate of three and 75/100 percent (3.75%). Pursuant to the terms of the Note, commencing May 21, 2021 (i.e., twelve (12) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid princpal and accrued interest due and payable on April 21, 2050. The Note is secured by all tangible and intangible personal property owned by the Company.

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

Results of Operations

For the three months ended March 31, 2020 and 2019

Revenues were $230,937 for the three months ended March 31, 2020 compared with $351,348 for the three months ended March 31, 2019, a decrease of $120,411. The decrease in sales relates primarily to a reduction in filter sales between periods attributable primarily to the COVID-19 pandemic.

Our total cost of sales was $135,120 for the three months ended March 31, 2020 compared with $204,879 for the three months ended March 31, 2019, a decrease of $69,759. For both periods our total cost of goods sold consisted of two line items: cost of goods sold on revenues and a non-cash inventory reserve adjustment. Our cost of goods sold on revenues decreased to $110,068 for the three months ended March 31, 2020 (resulting in adjusted gross margin of 52%) from $179,879 for the three months ended March 31, 2019 (resulting in gross margin of 49%), a decrease of $69,811. The increase in adjusted gross margin for the three months ended March 31, 2020 over the same period a year earlier is attributable to product mix.

Operating expenses for the three months ended March 31, 2020 were $218,237 compared with $247,256 in the same period in 2019, a decrease of $29,019 or 12%. General and administrative expense for the three months ended March 31, 2020 was $185,963 compared with $222,253 for the three months ended March 31, 2019.  Major components of general and administrative expenses for the three months ended March 31, 2020 were professional fees of $32,477, rent expense of $32,138, and salary and wages of $64,177. This compares to professional fees of $29,025, rent expense of $37,000 and salaries and wages of $65,923 for the three months ended March 31, 2019.  For the three months ended March 31, 2020 research and development outlays were increased to $32,139 compared with $24,843 for the three months ended March 31, 2019.

Our net loss for the three months ended March 31, 2020 was $126,705, or ($0.01) per share, compared with a net loss of $106,226, or ($0.01) per share, for the three months ended March 31, 2019.  The increased net loss was primarily due to lower revenues during the three months ended March 31, 2020 over the same period a year earlier.

Results for the three months ended March 31, 2020 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $10,408, depreciation and amortization of $135 and the inventory reserve adjustment of $25,052.  For the three month period ended March 31, 2019 non-cash expenses included options and warrants granted in the amount of $25,907, depreciation and amortization of $160 and the inventory reserve adjustment of $25,000.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At March 31, 2020, our current liabilities totaled $1,626,507 and our current assets totaled $1,078,234, resulting in negative working capital of $548,273.

We have no firm commitments or obligations for capital expenditures.  However, substantial discretionary expenditures may be required to enable us to conduct existing and planned product research, design, development, manufacturing, marketing and distribution of our products. We may need to raise additional capital to facilitate growth and support our long-term product development, manufacturing, and marketing programs. The Company has no established bank-financing arrangements. (See Note 9 to the Financial Statements regarding the loan the Company obtained from the Small Business Administration). Therefore, it is possible that we need to seek additional financing through subsequent future public or private sales of our securities, including equity securities. We may also seek funding for the development, manufacturing, and marketing of our products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our research and development programs.

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,102,634 at March 31, 2020, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow. Management believes that based on its operating plan, the projected sales for 2020, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern.

Operating Activities

We realized a negative cash flow from operations of $24,419 for the three months ended March 31, 2020 compared with a positive cash flow of $31,473 during the three months ended March 31, 2019.

Included in the operating loss of $126,705 for the three months ended March 31, 2020 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $10,408, depreciation and amortization of $135 and inventory reserve adjustment of $25,052.

Financing Activities

We realized a positive cash flow from financing activities of $31,000 for the three months ended March 31, 2020 compared with negative cash flow of $15,000 for the three months ended March 31, 2019.The positive cash flow for the three months ended March 31, 2020 relates to proceeds received on a stock subscription agreement with a qualified investor. The negative cash flow for the three months ended March 31, 2019 relates to principal repayments on convertible notes payable.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 7% of revenue for the periods ended March 31, 2020 and 2019, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 93% of revenue for the periods ended March 31, 2020 and 2019, respectively.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2020. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 7, 2020, the Company issued 500,000 restricted shares of Common Stock to Jack Ferraro upon the conversion of $25,000 of the unpaid principal owing under that certain Senior Secured Promissory Note dated June 11, 2018 (the “Note”).  Since the conversion notice was received in December 2019 it was accounting for during the year ended December 31, 2019. The shares were issued at a price of $0.05 per the terms of the Note.  No underwriters were used. The Shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.  Mr. Ferraro is an “Accredited Investor” as defined under Rule 501 of Regulation D of the Act and has such knowledge and experience and possessed such information as it deemed necessary to make an informed investment decision

On March 11, 2020 the Company executed the Amendment and Agreement to the Allonge to the Secured Senior Convertible Promissory Note (the “Agreement”). The Agreement amended the original Allonge to Senior Convertible Promissory Note and Agreement by extending the due date from March 11, 2020 to May 15, 2020

On March 27, 2020, the Company granted to Werner Funk, President and CEO, a Non-qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 50,000 shares of common stock at an exercise price of $0.066, representing 110% of the closing price (i.e., $0.06) of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

On March 27, 2020, in consideration for their services as independent directors, the Company granted to each of Messrs. Gary S. Maier and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan to purchase 50,000 shares of common stock, at an exercise price of $0.06, representing 100% of the closing price (i.e., $0.06) of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The individual receiving the options is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

Subsequent Events.

On April 21, 2020, the Company obtained a loan (the “SBA Loan”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the SBA Loan. Interest on the unpaid principal balance shall accrue at the rate of three and 75/100 percent (3.75%). Pursuant to the terms of the Note, commencing May 21, 2021 (i.e., twelve (12) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid princpal and accrued interest due and payable on April 21, 2050. The Note is secured by all tangible and intangible personal property owned by the Company

ITEM 6.  EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of March 31, 2020 and the audited balance sheet as of December 31, 2019, the condensed unaudited Statements of Operations for the three month periods ended March 31, 2020 and 2019, the condensed unaudited Statements of Cash Flows for the three month periods ended March 31, 2020 and 2019 and the condensed unaudited Statements of Stockholders’ Equity (Deficit) as of March 31, 2020 and 2019, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

3(i)	Amended and Restated Articles of Incorporation(1)
3(ii)	Amended and Restated By-Laws Adopted July 12, 2012 (2)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (3)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (3)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: May 14, 2020
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer