Form 10-Q
period 2020-06-30
Omnitek Engineering Corp
filed 2020-08-12
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: June 30, 2020

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
N/A

As of August 12, 2020, the Registrant had 21,600,189 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets
	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$107,032	$20,236
Accounts receivable, net	36,160	7,462
Accounts receivable - related parties	16,682	16,712
Inventory, net	936,310	1,022,365
Contract assets	13,221	13,221
Deposits	15,022	2,501

Total Current Assets	1,124,427	1,082,497

Property and equipment, net	1,538	1,809

OTHER ASSETS
Other noncurrent Assets	25,887	30,425
Total Other Assets	25,887	30,425

TOTAL ASSETS	$1,151,852	$1,114,731

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$533,397	$409,020
Accrued management compensation	586,312	706,830
Accounts payable - related parties	119,983	134,077
Note payable - related party	15,000	27,000
Note payable	-	15,000
Contract liabilities	75,000	75,000
Current portion, long-term debt	39,564	-
Customer deposits	170,161	163,681
Total Current Liabilities	1,539,417	1,530,608
LONG-TERM LIABILITIES
Note payable - related party, net of current portion	-	15,000
Loans payable – SBA, net of current portion	259,436	-
Total Long-term Liabilities	259,436	15,000
Total Liabilities	1,798,853	1,545,608
STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized, no par value,
21,339,865 shares issued and outstanding	8,527,210	8,527,210
Common stock subscribed	51,000	20,000
Additional paid-in capital	12,009,920	11,997,842
Accumulated deficit	(21,235,131)	(20,975,929)
Total Stockholders' Deficit	(647,001)	(430,877)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,151,852	$1,114,731

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

REVENUES	$203,967	$264,396	$434,904	$615,744
COST OF GOODS SOLD	144,860	163,333	279,980	368,212
GROSS MARGIN	59,107	101,063	154,924	247,532

OPERATING EXPENSES

General and administrative	168,786	197,513	354,750	419,766
Research and development	17,547	27,625	49,686	52,468
Depreciation and amortization	136	136	271	296

Total Operating Expenses	186,469	225,274	404,707	472,530

LOSS FROM OPERATIONS	(127,362)	(124,211)	(249,783)	(224,998)

OTHER INCOME (EXPENSE)

Other income	274	-	874	-
Interest expense	(5,409)	(5,032)	(10,293)	(10,471)

Total Other Income (Expense)	(5,135)	(5,032)	(9,419)	(10,471)

LOSS BEFORE INCOME TAXES	(132,497)	(129,243)	(259,202)	(235,469)
INCOME TAX EXPENSE	-	800	-	800

NET LOSS	$(132,497)	$(130,043)	$(259,202)	$(236,269)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
-BASIC AND DILUTED	21,339,865	20,420,402	21,339,865	20,420,402

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2020	June 30, 2019
OPERATING ACTIVITIES
Net loss	$(259,202)	$(236,269)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization and depreciation expense	271	296
Options and warrants issued for services	12,078	36,822
Inventory reserve	50,053	50,000
Changes in operating assets and liabilities:
Accounts receivable	(28,698)	(10,973)
Accounts receivable–related parties	30	(9,192)
Contract assets	-	(449)
Deposits	(7,983)	(4,666)
Inventory	36,002	50,152
Accounts payable and accrued expenses	(40,949)	33,882
Contract liabilities	-	(9,496)
Customer deposits	6,480	23,903
Accounts payable-related parties	(14,094)	(8,861)
Contract liabilities	-	(9,496)
Accrued management compensation	44,808	100,900

Net Cash Provided by (Used in) Operating Activities	(201,204)	16,049

INVESTING ACTIVITIES
	-	-
Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Payments on convertible note payable	(15,000)	(30,000)
Proceeds from (payments on) related party note payable	(27,000)	5,000
Proceeds from stock subscription	31,000	-
Proceeds from loans payable - SBA	299,000	-

Net Cash Provided by (Used in) Financing Activities	288,000	(25,000)

NET CHANGE IN CASH	86,796	(8,951)
CASH AT BEGINNING OF YEAR	20,236	17,060

CASH AT END OF PERIOD	$107,032	$8,109
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$11,857	$10,280
Income taxes	$	$800
The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit (unaudited)

			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance, December 31, 2019	21,339,865	$8,527,210	$20,000	$11,997,842	$(20,975,929)	$(430,877)

Value of options and warrants
issued for services	-	-	-	10,408	-	10,408

Deposit – stock purchase agreement	-	-	31,000	-	-	31,000

Net loss for the three months ended March 31, 2020	-	-	-	-	(126,705)	(126,705)

Balance, March 31, 2020	21,339,865	$8,527,210	$51,000	$12,008,250	$(21,102,634)	$(516,174)

Value of options issued for services	-	-	-	1,670	-	1,670

Net loss for three months ended June 30, 2020	-	-	-	-	(132,497)	(132,497)

Balance, June 30, 2020	21,339,865	$8,857,210	$51,000	$12,009,920	$(21,235,131)	$(647,001)

			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Equity

Balance, December 31, 2018	21,420,402	$8,427,210	$-	$11,923,056	$(20,255,507)	$94,759

Value of options and warrants
issued for services	-	-	-	25,907	-	25,907

Net loss for the three months ended
March 31, 2019	-	-	-	-	(106,226)	(106,226)

Balance, March 31, 2019	20,420,402	$8,427,210	$-	$11,948,963	$(20,361,733)	$14,440

Value of options and warrants
issued for services	-	-	-	10,915	-	10,915

Net loss for the three months ended
June 30, 2019	-	-	-	-	(130,043)	(130,043)

Balance, June 30, 2019	20,420,402	$8,427,210	$-	$11,959,878	$(20,491,776)	$(104,688)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2020

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2020 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2019 audited financial statements.  The results of operations for the periods ended June 30, 2020 and 2019 are not necessarily indicative of the operating results for the full years.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2020

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 7% of revenue for the periods ended June 30, 2020 and 2019, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 93% of revenue for the periods ended June 30, 2020 and 2019, respectively.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2020

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type for the three months ended June 30, 2020 and June 30, 2019:

	For the three months ended June 30,			For the three months ended June 30,
	2020			2019
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$187,810	-	187,810	$100,568	-	100,568
International	16,157	-	16,157	145,064	18,764	163,828
	$203,967	-	203,967	$245,632	18,764	264,396

Filters	$52,001	-	52,001	$175,736	-	175,736
Components	151,966	-	151,966	69,896	-	69,896
Engineering Services	-	-	-	-	18,764	18,764
	$203,967	-	203,967	$245,632	18,764	264,396

The following table presents Omnitek’s revenues disaggregated by region and product type for the six months ended June 30, 2019 and June 30, 2018:

	For the six months ended June 30,			For the six months ended June 30,
	2020			2019
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$366,037	-	366,037	$220,926	-	220,926
International	68,867	-	68,867	350,344	44,474	394,818
	$434,904	-	434,904	$571,270	44,474	615,744

Filters	$163,942	-	163,942	$415,624	-	415,624
Components	270,962	-	270,962	155,646	-	155,646
Engineering Services	-	-	-	-	44,474	44,474
	$434,904	-	434,904	$571,270	44,474	615,744

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2020

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	June 30,	December 31,
Location : Vista, CA	2020	2019
Raw materials	$928,248	$935,834
Finished goods	1,047,007	1,073,623
Work in progress	-	1,800
Allowance for obsolete inventory	(1,038,945)	(988,892)
Total	$936,310	$1,022,365

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $50,053 and $50,000, for the periods ended June 30, 2020 and June 30, 2019, respectively.

Property and Equipment

Property and equipment at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Production equipment	$64,673	$64,673
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(146,506)	(146,235)
Total	$1,538	$1,809

Depreciation expense for the periods ended June 30, 2020 and June 30, 2019 was $271 and $296, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,807,223 and 2,978,890 stock options that would have been included in the fully diluted earnings per share as of June 30, 2020 and June 30, 2019, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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

June 30, 2020

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2020 and December 31, 2019 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of June 30, 2020, the Company had an accumulated deficit of $21,235,131 and total stockholders’ deficit of $(647,001).  At June 30, 2020, the Company had current assets of $1,124,427 including cash of $107,032, and current liabilities of $1,539,417, resulting in negative working capital of $(414,990). For the six months ended June 30, 2020, the Company reported a net loss of $259,202 and net cash used in operating activities of $201,204. Management believes that based on its operating plan, the projected sales for 2020, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2020

(unaudited)

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

As of June 30, 2020 the outstanding balance was $62,529.

The security deposit of $14,000 remained the same.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of June 30, 2020, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of June 30, 2020 and December 31, 2019, the Company was owed $16,882 and $16,712, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of June 30, 2020 and December 31, 2019, the Company owed related parties for such expenses, goods and services in the amounts of $119,983 and $134,077, respectively.

Accrued Management Compensation

For the periods ended June 30, 2020 and December 31, 2019, the Company’s president and chief financial officer were due amounts for services performed for the Company.

As of June 30, 2020 and December 31, 2019 the accrued management fees consisted of the following:

	June 30,	December 31,
	2020	2019
Amounts due to the president	$586,312	$541,504
Amounts due to the chief financial officer	-	165,326
Total	$586,312	$706,830

The chief financial officer resigned on January 7, 2020 (effective February 7, 2020). Prior amounts due to the chief financial officer were reclassified to accounts payable and accrued liabilities on the balance sheet at June 30, 2020.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2020

(unaudited)

NOTE 6 – NOTES PAYABLE - RELATED PARTY TRANSACTIONS

Notes Payable – Related Party

On September 11, 2019 the Company borrowed $12,000 from a board member. The loan was evidenced by an unsecured promissory note which bears simple interest at the rate of 8% per annum. The principal amount of the note and all accrued interest was due and payable on or before December 11, 2019. Under the terms of a Promissory Note Extension, the principal amount of the note and all accrued interest is due and payable on or before the extended maturity date of June 30, 2020. On April 29, 2020 the balance of this note was paid in full.

On May 28, 2019 the Company issued a Working Capital Promissory Note to the Company’s CEO for loans made to the Company during the calendar year 2019. The note has an annual interest rate of 5%, is unsecured and had an original maturity date of December 31, 2019. During 2019 the Company’s CEO made cumulative loans to the Company of $15,000. Under the terms of a Promissory Note Extension, the principal amount of the note and all accrued interest is due and payable on or before the extended maturity date of December 31, 2020. On April 29, 2020 the balance of this note was paid in full.

On January 19, 2017 the Company issued a promissory note for $15,000 to the Company’s CEO. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2021. As of June 30, 2019 and December 31, 2018 Notes Payable – Related Party consisted of the following:

	June 30,	December 31,
	2020	2019
Note payable, related party, current portion	$15,000	$27,000
Notes payable, related party, net of current portion	-	15,000
Total	$15,000	$42,000

NOTE 7 – DEBT

Note Payable

On December 11, 2019, a convertible notes payable matured with an outstanding principal balance of $40,000. The Lender elected to convert $25,000 of the outstanding principal to restricted common stock.  Under the terms of the Allonge to Senior Secured Convertible Promissory Note and Agreement, the remaining principal balance of $15,000 is due and payable with an extended maturity date of May 11, 2020. On April 27, 2020 the balance of this note was paid in full. As of June 30, 2020, and December 31, 2019 Note Payable consisted of the following:

	June 30,	December 31,
	2020	2019
Note payable	$-	$15,000
Total	$-	$15,000

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2020

(unaudited)

NOTE 7 – DEBT (Continued)

Loans payable – SBA

Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the SBA EIDL loan.

The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing May 21, 2021 (i.e., twelve (12) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. The obligations under the Loan Authorization and Agreement, and the Note shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

Payroll Protection Program

On May 28, 2020, the Company received funds pursuant to a Paycheck Protection Program loan (the “SBA PPP Loan”) from Riverview Bank, under recently enacted CARES Act administered by U.S. Small Business Administration. The Company received total proceeds of $100,000 from the SBA PPP Loan. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA PPP Loan primarily for payroll costs. The SBA PPP Loan is scheduled to mature on May 22, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans adminstered by the SBA under the CARES Act. If certain conditions are met, as provided for under section 1106 of the CARES Act, as amended by the PPP Flexibility Act the loan may be forgiven in its entirety.

As of June 30, 2020, and December 31, 2019 Debt consisted of the following:

	June 30,	December 31,
	2020	2019
Loan payable – SBA EIDL	$199,000	$-
Loan payable – SBA PPP	100,000
Less current portion	(39,564)	-
Total	$259,436	$-

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2020

(unaudited)

NOTE 8 -  STOCK OPTIONS AND WARRANTS

During the six months ended June 30, 2020 and 2019, the Company granted 150,000 and 450,000 options for services, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized expense of $12,078 and $36,822, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $3,635.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2020 the Company has a total of 125,000 options issued under the 2011 Plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2020 the Company has a total of 1,915,556 options issued under the 2015 Plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of June 30, 2020, the Company has a total of 816,667 options issued under the 2017 Plan.  During the six months ended June 30, 2020 and 2019 the Company issued -0- and -0- warrants, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	June 30, 2020	June 30, 2019
Expected volatility	159%	142%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	0.60%	2.01%

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2020

(unaudited)

NOTE 8 -  STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of the options and warrants granted at June 30, 2020 and December 31, 2019 and changes during the periods then ended is presented below:

	June 30,		December 31,
	2020		2019
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,940,556	$0.25	2,965,556	$0.63
Granted	150,000	0.06	450,000	0.08
Exercised	-	-	-	-
Expired or cancelled	(50,000)	1.13	(475,000)	2.49
Outstanding at end of period	3,040,556	0.22	2,940,556	0.25
Exercisable	2,807,223	$0.20	2,672,223	$0.23

A summary of the status of the options and warrants outstanding at June 30, 2020 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	3,040,556	3.83 years	2,807,223	$0.20

NOTE 9 -  SUBSEQUENT EVENTS

Effective July 14, 2020, the Company terminated the Securities Purchase Agreement between the Company and G.ON GLOBAL INVESTMENTS S.R.L. (the “Purchaser”) dated September 6, 2019, due to the Purchaser’s default.  Effective upon termination, the Company issued an aggregate of 260,324 restricted shares of Common Stock to On Global Investments S.R.L., for total consideration of $51,000.  111,857 of these shares were issued at a purchase price of $0.1788 per share and 148,467 shares were issued at the default purchase price of $0.2088. No underwriters were used and no commissions were paid. The offer and sale of the shares was made by the Company in reliance upon exemptions from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(a)(2) and Rule 506 of Regulation D, thereof, relative to the offer and sale of accredited investors, within the meaning of Rule 501 of Regulation D, of the securities of an issuer not involving any public offering.

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

Results of Operations

For the three months ended June 30, 2020 and 2019

Revenues were $203,967 for the three months ended June 30, 2020 compared with $264,396 for the three months ended June 30, 2019, a decrease of $60,429. The reduction in revenues for the period relates primarily to the general economic downturn related to the COVID-19 pandemic.

Cost of sales was $144,860 for the three months ended June 30, 2020 compared with $163,333 for the three months ended June 30, 2019, a decrease of $18,473. Our gross margin percentage was 29% for the three months ended June 30, 2020 compared with 38% in the same period in 2019. The lower margin for the three months ended June 30, 2020 relates primarily to the application of effectively fixed cost of sales costs (manufacturing labor and overhead) being applied to a lower revenue base.

Operating expenses for the three months ended June 30, 2020 were $186,469 compared with $225,274 in the same period in 2019, a decrease of $38,805 or 17%. General and administrative expense for the three months ended June 30, 2020 was $168,786 compared with $197,513 for the three months ended June 30, 2019.  Major components of general and administrative expenses for the three months ended June 30, 2020 were professional fees of $13,713, rent expense of $39,283, and salary and wages of $53,198 This compares to professional fees of $14,414, rent expense of $42,736 and salaries and wages of $67,703 for the three months ended June 30, 2019.  For the three months ended June 30, 2020 research and development outlays decreased to $17,547 compared with $27,625 for the three months ended June 30, 2019.

Our net loss for the three months ended June 30, 2020 was $132,497, or ($0.01) per share, compared with a net loss of $130,043, or ($0.01) per share, for the three months ended June 30, 2019.  The increased net loss was primarily due to lower revenues during the three months ended June 30, 2020 over the same period a year earlier.

Results for the three months ended June 30, 2020 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $1,670, depreciation and amortization of $136 and the inventory reserve adjustment of $25,000.  For the three month period a year earlier non-cash expenses included options and warrants granted in the amount of $10,915, depreciation and amortization of $136 and the inventory reserve adjustment of $25,000.

For the six months ended June 30, 2020 and 2019

Revenues decreased to $434,904 for the six months ended June 30, 2020 from $615,744 for the six months ended June 30, 2019, a decrease of $180,840 or 29%. The reduction in revenues for the period relates primarily to the general economic downturn related to the COVID-19 pandemic.

Our cost of sales decreased to $279,980 for the six months ended June 30, 2020 from $368,212 for the six months ended June 30, 2019, a decrease of $88,232. Our gross margin was 36% for the six months ended June 30, 2020 compared to 40% in 2019. The lower margin for the six months ended June 30, 2019 relates primarily to the application of effectively cost of sales costs (manufacturing labor and overhead) being applied to a lower revenue base.

Our operating expenses for the six months ended June 30, 2020 were $404,707 compared to $472,530 in 2019, a decrease of $67,823 or 14%.  General and administrative expense for the six months ended June 30, 2020 was $354,750 as compared to $419,766 for the six months ended June 30, 2019. Major components of general and administrative expenses for the six months ended June 30, 2020 were professional fees of $46,190, rent expense of $71,422 and salary and wages of $117,375. This compares to professional fees of $43,439, rent expense of $79,735, and salary and wages of $133,627 for the six months ended June 30, 2019. Research and development outlays were decreased to $49,686 for the six months ended June 30, 2020 compared to $52,468 for the six months ended June 30, 2019.

Our net loss for the six months ended June 30, 2020 was $259,202, or $0.01 per share, compared to a net loss of $236,269, or $0.01 per share, for the six months ended June 30, 2019. The increased net loss was primarily due to lower revenues during the six months ended June 30, 2020 over the same period a year earlier.

Results for the six months ended June 30, 2020 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $12,078, depreciation and amortization of $271 and the inventory reserve adjustment of $50,053. For the six-month period a year earlier, non-cash expenses included the value of options and warrants granted of $36,822, depreciation and amortization of $296 and inventory reserve adjustment of $50,000.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At June 30, 2020, our current liabilities totaled $1,539,417 and our current assets totaled $1,124,427, resulting in negative working capital of $414,990.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,235,131 at June 30, 2020, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $201,204 for the six months ended June 30, 2020 compared with a positive cash flow of $16,049 during the six months ended June 30, 2019.

Included in the operating loss of $259,202 for the six months ended June 30, 2020 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $12,078, depreciation and amortization of $271 and the inventory reserve adjustment of $50,052.

Financing Activities

We realized a positive cash flow from financing activities of $288,000 for the six months ended June 30, 2020 compared with negative cash flow of $25,000 for the six months ended June 30, 2019. The positive cash flow for the six months ended June 30, 2020 relates primarily to proceeds from long-term debt. The negative cash flow for the six months ended June 30, 2019 relates to principal repayments on convertible notes payable.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 7% of revenue for the periods ended June 30, 2020 and 2019, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 93% of revenue for the periods ended June 30, 2020 and 2019, respectively.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures were not effective as of June 30, 2020. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

Subsequent Events.

In December 2019, a novel strain of coronavirus disease (“COVID-19”) was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19’s impact on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on the Company’s business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows

On July 14, 2020, the Company issued an aggregate of 260,324 restricted shares of Common Stock to On Global Investments S.R.L., for total consideration of $51,000 pursuant to the Securities Purchase Agreement dated September 6, 2019. 111,857 of these shares were issued at a purchase price of $0.1788 per share and 148,467 shares were issued at the default purchase price of $0.2088. No underwriters were used and no commissions were paid. The offer and sale of the shares was made by the Company in reliance upon exemptions from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(a)(2) and Rule 506 of Regulation D, thereof, relative to the offer and sale of accredited investors, within the meaning of Rule 501 of Regulation D, of the securities of an issuer not involving any public offering.

ITEM 6. EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2020 and the audited balance sheet as of December 31, 2019, the condensed unaudited Statements of Operations for the three month periods ended June 30, 2020 and 2019, the condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2020 and 2019, and the condensed unaudited Statements of Stockholders’ Equity (Deficit) as of June 30, 2020 and 2019, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

Omnitek Engineering Corp.

Dated: August 12, 2020	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: August 12, 2020	/s/ Werner Funk
By: Werner Funk