Form 10-Q
period 2020-09-30
Omnitek Engineering Corp
filed 2020-11-12
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2020

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
N/A

As of November 12, 2020, the Registrant had 21,600,189 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets
	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$38,542	$20,236
Accounts receivable, net	11,574	7,462
Accounts receivable - related parties	14,521	16,712
Inventory, net	905,267	1,022,365
Contract assets	13,221	13,221
Deposits	24,015	2,501

Total Current Assets	1,007,140	1,082,497

Property and equipment, net	1,402	1,809

OTHER ASSETS
Other noncurrent Assets	14,280	30,425
Total Other Assets	14,280	30,425

TOTAL ASSETS	$1,022,822	$1,114,731

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$502,718	$409,020
Accrued management compensation	590,735	706,830
Accounts payable - related parties	122,025	134,077
Note payable - related party	15,000	27,000
Note payable	-	15,000
Contract liabilities	75,000	75,000
Current portion, long-term debt	57,304	-
Customer deposits	157,825	163,681
Total Current Liabilities	1,520,607	1,530,608
LONG-TERM LIABILITIES
Note payable - related party, net of current portion	-	15,000
Loans payable – SBA, net of current portion	241,696	-
Total Long-term Liabilities	241,696	15,000
Total Liabilities	1,762,303	1,545,608
STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized, no par value,
21,600,189 and 21,339,865 shares issued and outstanding, respectively	8,578,210	8,527,210
Common stock subscribed	-	20,000
Additional paid-in capital	12,011,609	11,997,842
Accumulated deficit	(21,329,300)	(20,975,929)
Total Stockholders' Deficit	(739,481)	(430,877)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,022,822	$1,114,731

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

REVENUES	$215,867	$123,366	$650,771	$739,110
REVENUES, related parties	-	13,086	-	13,086
Total revenues	215,867	136,452	650,771	752,196
COST OF GOODS SOLD	122,624	101,106	402,604	469,318
GROSS MARGIN	93,243	35,346	248,167	282,878

OPERATING EXPENSES

General and administrative	164,549	179,942	519,300	599,708
Research and development	17,535	27,512	67,220	79,980
Depreciation and amortization	136	135	407	431

Total Operating Expenses	182,220	207,589	586,927	680,119

LOSS FROM OPERATIONS	(88,977)	(172,243)	(338,760)	(397,241)

OTHER INCOME (EXPENSE)

Other income	-	-	874	-
Interest expense	(4,392)	(4,677)	(14,685)	(15,148)

Total Other Expense	(4,392)	(4,677)	(13,811)	(15,148)

LOSS BEFORE INCOME TAXES	(93,369)	(176,920)	(352,571)	(412,389)
INCOME TAX EXPENSE	800	-	800	800

NET LOSS	$(94,169)	$(176,920)	$(353,371)	$(413,189)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
-BASIC AND DILUTED	21,561,000	20,424,961	21,414,922	20,421,938

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2020	September 30, 2019
OPERATING ACTIVITIES
Net loss	$(353,371)	$(413,189)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization and depreciation expense	407	431
Options and warrants issued for services	13,767	42,059
Inventory reserve	49,681	26,667
Changes in operating assets and liabilities:
Accounts receivable	(4,112)	2,751
Accounts receivable–related parties	2,191	(11,845)
Contract assets	-	(449)
Deposits	(5,369)	(755)
Inventory	67,417	94,445
Accounts payable and accrued expenses	(71,628)	69,927
Contract liabilities	-	(9,496)
Customer deposits	(5,856)	33,955
Accounts payable-related parties	(12,052)	(1,250)
Accrued management compensation	49,231	153,362

Net Cash Used in Operating Activities	(269,694)	(13,387)

INVESTING ACTIVITIES
	-	-
Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from sale of option for future purchase of common stock	-	25,000
Payments on convertible note payable	(15,000)	(40,000)
Proceeds from (payments on) related party note payable	(27,000)	17,000
Proceeds from stock subscription	31,000	-
Proceeds from sale of common stock	-	75,000
Proceeds from loans payable - SBA	299,000	-

Net Cash Provided by Financing Activities	288,000	77,000

NET CHANGE IN CASH	18,306	63,613
CASH AT BEGINNING OF YEAR	20,236	17,060

CASH AT END OF PERIOD	$38,542	$80,673
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$13,297	$14,214
Income taxes	$800	$800
NON CASH FINANCING ACTIVITIES:
Common stock issued for stock subscription	$51,000	$-
The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit (unaudited)

			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance, December 31, 2019	21,339,865	$8,527,210	$20,000	$11,997,842	$(20,975,929)	$(430,877)

Value of options and warrants
issued for services	-	-	-	10,408	-	10,408

Deposit – stock purchase agreement	-	-	31,000	-	-	31,000

Net loss for the three months ended March 31, 2020	-	-	-	-	(126,705)	(126,705)

Balance, March 31, 2020	21,339,865	$8,527,210	$51,000	$12,008,250	$(21,102,634)	$(516,174)

Value of options issued for services	-	-	-	1,670	-	1,670

Net loss for three months ended June 30, 2020	-	-	-	-	(132,497)	(132,497)
Balance, June 30, 2020	21,339,865	$8,857,210	$51,000	$12,009,920	$(21,235,131)	$(647,001)

Value of options issued for services	-	-	-	1,689	-	1,689

Common stock issued for subscription	260,324	51,000	(51,000)	-	-	-

Net loss for three months ended September 30, 2020	-	-	-	-	(94,169)	(94,169)
Balance, September 30, 2020	21,600,189	$8,578,210	$-	$12,011,609	$(21,329,300)	$(739,481)

			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance, December 31, 2018	20,420,402	$8,427,210	$-	$11,923,056	$(20,255,507)	$94,759

Value of options issued for services	-	-	-	25,907	-	25,907
Net loss for the three months ended
March 31, 2019	-	-	-	-	(106,226)	(106,226)

Balance, March 31, 2019	20,420,402	$8,427,210	$-	$11,948,963	$(20,361,733)	$14,440

Value of options issued for services	-	-	-	10,915	-	10,915

Net loss for the three months ended
June 30, 2019	-	-	-	-	(130,043)	(130,043)
Balance, June 30, 2019	20,420,402	$8,427,210	$-	$11,959,878	$(20,491,776)	$(104,688)

Value of options issued for services	-	-	-	5,237	-	5,237

Sale of option for future purchase of common stock	-	-	-	25,000	-	25,000

Sale of common stock	419,463	75,000	-	-	-	75,000

Net loss for the three months ended September 30, 2019	-	-	-	-	(176,920)	(176,920)
Balance, September 30, 2019	20,839,865	$8,502,210	$-	$11,990,115	$(20,668,696)	$(176,371)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2020

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2020 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2019 audited financial statements.  The results of operations for the periods ended September 30, 2020 and 2019 are not necessarily indicative of the operating results for the full years.

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

September 30, 2020

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 6% of revenue for the periods ended September 30, 2020 and 2019, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 94% of revenue for the periods ended September 30, 2020 and 2019, respectively.

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

September 30, 2020

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type for the three months ended September 30, 2020 and September 30, 2019:

	For the three months ended September 30,			For the three months ended September 30,
	2020			2019
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$117,632	-	117,632	$ 99,423	-	99,423
International	98,235	-	98,235	37,029	-	37,029
	$215,867	-	215,867	$ 136,452	-	136,452

Filters	$45,561	-	45,561	$ 35,478	-	35,478
Components	170,306	-	170,306	100,974	-	100,974
Engineering Services	-	-	-	-	-	-
	$215,867	-	215,867	$ 136,452	-	136,452

The following table presents Omnitek’s revenues disaggregated by region and product type for the nine months ended September 30, 2020 and September 30, 2019:

	For the nine months ended September 30,			For the nine months ended September 30,
	2020			2019
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$463,971	-	463,971	$320,349	-	320,349
International	186,800	-	186,800	387,373	44,474	431,847
	$650,771	-	650,771	$707,722	44,474	752,196

Filters	$209,593	-	209,593	$452,728	-	452,728
Components	441,178	-	441,178	254,994	-	254,994
Engineering Services	-	-	-	-	44,474	44,474
	$650,771	-	650,771	$707,722	44,474	752,196

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2020

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	September 30,	December 31,
Location : Vista, CA	2020	2019
Raw materials	$913,795	$935,834
Finished goods	1,030,045	1,073,623
Work in progress	-	1,800
Allowance for obsolete inventory	(1,038,573)	(988,892)
Total	$905,267	$1,022,365

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $49,681 and $26,667, for the periods ended September 30, 2020 and September 30, 2019, respectively.

Property and Equipment

Property and equipment at September 30, 2020 and December 31, 2019 consisted of the following:

	September 30,	December 31,
	2020	2019
Production equipment	$64,673	$64,673
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(146,642)	(146,235)
Total	$1,402	$1,809

Depreciation expense for the periods ended September 30, 2020 and September 30, 2019 was $407 and $431, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,857,223 and 2,970,140 stock options that would have been included in the fully diluted earnings per share as of September 30, 2020 and September 30, 2019, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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

September 30, 2020

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2020 and December 31, 2019 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of September 30, 2020, the Company had an accumulated deficit of $21,329,300 and total stockholders’ deficit of $(739,481).  At September 30, 2020, the Company had current assets of $1,007,140 including cash of $38,542, and current liabilities of $1,520,607, resulting in negative working capital of $(513,467). For the nine months ended September 30, 2020, the Company reported a net loss of $353,371 and net cash used in operating activities of $269,694. Management believes that based on its operating plan, the projected sales for 2020, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

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

The table below reconciles the net excess billings to the amounts included in the balance sheets at those dates:

	September 30,	December 31,
	2020	2019
Contract assets	$13,221	$13,221
Contract liabilities	(75,000)	(75,000)
Net amount of contract liabilities in excess of contract assets	$(61,779)	$(61,779)

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2020

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

As of September 30, 2020 the outstanding balance was $52,529. The security deposit of $14,000 remained the same.

Per the terms of the Fourth Amendment to the Lease, the lease expired effective September 1, 2020. The Company is currently negotiating a new lease with the landlord.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of September 30, 2020, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of September 30, 2020 and December 31, 2019, the Company was owed $14,521 and $16,712, respectively, by related parties for the purchase of products and services.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of September 30, 2020 and December 31, 2019, the Company owed related parties for such expenses, goods and services in the amounts of $122,025 and $134,077, respectively.

Accrued Management Compensation

For the periods ended September 30, 2020 and December 31, 2019, the Company’s president and chief financial officer were due amounts for services performed for the Company.

As of September 30, 2020 and December 31, 2019 the accrued management fees consisted of the following:

	September 30,	December 31,
	2020	2019
Amounts due to the president	$590,735	$541,504
Amounts due to the chief financial officer	-	165,326
Total	$590,735	$706,830

The chief financial officer resigned on January 7, 2020 (effective February 7, 2020). Prior amounts due to the chief financial officer were reclassified to accounts payable and accrued liabilities on the balance sheet at September 30, 2020.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2020

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

On January 19, 2017 the Company issued a promissory note for $15,000 to the Company’s CEO. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2021. As of September 30, 2020 and December 31, 2019 Notes Payable – Related Party consisted of the following:

	September 30,	December 31,
	2020	2019
Note payable, related party, current portion	$15,000	$27,000
Notes payable, related party, net of current portion	-	15,000
Total	$15,000	$42,000

NOTE 7 – DEBT

Note Payable

On December 11, 2019, a convertible notes payable matured with an outstanding principal balance of $40,000. The Lender elected to convert $25,000 of the outstanding principal to restricted common stock.  Under the terms of the Allonge to Senior Secured Convertible Promissory Note and Agreement, the remaining principal balance of $15,000 is due and payable with an extended maturity date of May 11, 2020. On April 27, 2020 the balance of this note was paid in full. As of September 30, 2020, and December 31, 2019 Note Payable consisted of the following:

	September 30,	December 31,
	2020	2019
Note payable	$-	$15,000
Total	$-	$15,000

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2020

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

As of September 30, 2020, and December 31, 2019 Debt consisted of the following:

	September 30,	December 31,
	2020	2019
Loan payable – SBA EIDL	$199,000	$-
Loan payable – SBA PPP	100,000
Less current portion	(57,304)	-
Total	$241,696	$-

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2020

(unaudited)

NOTE 8 -  STOCK OPTIONS AND WARRANTS

During the nine months ended September 30, 2020 and 2019, the Company granted 150,000 and 450,000 options for services, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized expense of $13,767 and $42,059, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $1,946.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2020 the Company has a total of 125,000 options issued under the 2011 Plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2020 the Company has a total of 1,915,556 options issued under the 2015 Plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of September 30, 2020, the Company has a total of 816,667 options issued under the 2017 Plan.  During the nine months ended September 30, 2020 and 2019 the Company issued -0- and -0- warrants, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	September 30, 2020	September 30, 2019
Expected volatility	159%	142%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	0.60%	2.01%

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2020

(unaudited)

NOTE 8 -  STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of the options and warrants granted at September 30, 2020 and December 31, 2019 and changes during the periods then ended is presented below:

	September 30,		December 31,
	2020		2019
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,940,556	$ 0.25	2,965,556	$ 0.63
Granted	150,000	0.06	450,000	0.08
Exercised	-	-	-	-
Expired or cancelled	(50,000)	1.13	(475,000)	2.49
Outstanding at end of period	3,040,556	0.22	2,940,556	0.25
Exercisable	2,857,223	$ 0.20	2,672,223	$ 0.23

A summary of the status of the options and warrants outstanding at September 30, 2020 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$ 0.01-0.99	3,040,556	3.58 years	2,857,223	$ 0.20

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

Results of Operations

For the three months ended September 30, 2020 and 2019

Revenues were $215,687 for the three months ended September 30, 2020 compared with $136,452 for the three months ended September 30, 2019, an increase of $79,415. The increase in revenues for the period relates primarily to sales to new customers (both international and domestic) during the quarter.

Cost of sales was $122,624 for the three months ended September 30, 2020 compared with $101,106 for the three months ended September 30, 2019, an increase of $21,518. Our gross margin percentage was 43% for the three months ended September 30, 2020 compared with 26% in the same period in 2019. The higher margin for the three months ended September 30, 2020 relates primarily to the application of effectively fixed cost of sales costs (manufacturing labor and overhead) being applied to a higher revenue base.

Operating expenses for the three months ended September 30, 2020 were $182,220 compared with $207,589 in the same period in 2019, a decrease of $25,369 or 12%. General and administrative expense for the three months ended September 30, 2020 was $164,549 compared with $179,542 for the three months ended September 30, 2019.  Major components of general and administrative expenses for the three months ended September 30, 2020 were professional fees of $16,100, rent expense of $33,097, and salary and wages of $54,698 This compares to professional fees of $11,831, rent expense of $38,349 and salaries and wages of $67,822 for the three months ended September 30, 2019.  For the three months ended September 30, 2020 research and development outlays decreased to $17,535 compared with $27,512 for the three months ended September 30, 2019.

Our net loss for the three months ended September 30, 2020 was $94,169, or ($0.00) per share, compared with a net loss of $176,920, or ($0.01) per share, for the three months ended September 30, 2019.  The decreased net loss was primarily due to higher revenues during the three months ended September 30, 2020 over the same period a year earlier.

Results for the three months ended September 30, 2020 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $1,689 and depreciation and amortization of $136.  For the three month period a year earlier non-cash expenses included options and warrants granted in the amount of $5,237 and depreciation and amortization of $135.

For the nine months ended September 30, 2020 and 2019

Revenues decreased to $650,771 for the nine months ended September 30, 2020 from $752,196 for the nine months ended September 30, 2019, a decrease of $101,425 or 13%. The reduction in revenues for the period relates primarily to the general economic downturn related to the COVID-19 pandemic.

Our cost of sales decreased to $402,604 for the nine months ended September 30, 2020 from $469,318 for the nine months ended September 30, 2019, a decrease of $66,714. Our gross margin was 38% for the nine months ended September 30, 2020 compared to 38% in 2019.

Our operating expenses for the nine months ended September 30, 2020 were $586,927 compared to $680,119 in 2019, a decrease of $93,192 or 14%.  General and administrative expense for the nine months ended September 30, 2020 was $519,300 as compared to $599,708 for the nine months ended September 30, 2019. Major components of general and administrative expenses for the nine months ended September 30, 2020 were professional fees of $62,290, rent expense of $104,519 and salary and wages of $172,073. This compares to professional fees of $55,270, rent expense of 118,084, and salary and wages of $201,449 for the nine months ended September 30, 2019. Research and development outlays were decreased to $67,221 for the nine months ended September 30, 2020 compared to $79,980 for the nine months ended September 30, 2019.

Our net loss for the nine months ended September 30, 2020 was $353,371, or ($0.02) per share, compared to a net loss of $413,189, or ($0.02) per share, for the nine months ended September 30, 2019. The decreased net loss was primarily due to lower operating costs during the nine months ended September 30, 2020 over the same period a year earlier.

Results for the nine months ended September 30, 2020 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $13,767, depreciation and amortization of $407 and the inventory reserve adjustment of $49,681. For the nine-month period a year earlier, non-cash expenses included the value of options and warrants granted of $42,059, depreciation and amortization of $431 and inventory reserve adjustment of $26,667.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At September 30, 2020, our current liabilities totaled $1,520,607 and our current assets totaled $1,007,140, resulting in negative working capital of $513,467.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,329,300 at September 30, 2020, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $269,694 for the nine months ended September 30, 2020 compared with a negative cash flow of $13,387 during the nine months ended September 30, 2019.

Included in the operating loss of $338,760 for the nine months ended September 30, 2020 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $13,767, depreciation and amortization of $407 and the inventory reserve adjustment of $49,681.

Financing Activities

We realized a positive cash flow from financing activities of $288,000 for the nine months ended September 30, 2020 compared with positive cash flow of $77,000 for the nine months ended September 30, 2019. The positive cash flow for the nine months ended September 30, 2020 relates primarily to proceeds from long-term debt. The positive cash flow for the nine months ended September 30, 2019 relates to proceeds from the sale of common stock.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 6% of revenue for the periods ended September 30, 2020 and 2019, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 94% of revenue for the periods ended September 30, 2020 and 2019, respectively.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2020. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5. OTHER INFORMATION

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

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2020 and the audited balance sheet as of December 31, 2019, the condensed unaudited Statements of Operations for the three month periods ended September 30, 2020 and 2019, the condensed unaudited Statements of Cash Flows for the nine month periods ended September 30, 2020 and 2019, and the condensed unaudited Statements of Stockholders’ Equity (Deficit) as of September 30, 2020 and 2019, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: November 12, 2020	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: November 12, 2020	/s/ Werner Funk
By: Werner Funk