Form 10-K
period 2020-12-31
Omnitek Engineering Corp
filed 2021-04-01
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
N/A

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, Par Value $0.001

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

Yes☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2020, was $647,334.

As of March 31, 2021, there were 21,600,189 shares of the registrant’s Common Stock outstanding.

Documents Incorporated By Reference: None.

OMNITEK ENGINEERING CORP.

Report on Form 10-K

FORWARD-LOOKING STATEMENTS

This report contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic goals, plans, objectives, and predictions are also forward-looking statements. These forward-looking statements may relate to, among other things, trends affecting our financial condition or results of operations, our business and growth strategies, and our financing plans. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

Forward-looking statements involve various risks and uncertainties. The forward-looking statements in this report are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those we now assume or anticipate. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Description of Business,” and other sections in this report.

You should read this report and the documents we refer to thoroughly with the understanding that our actual future results may be materially different from and worse than our expectations.

This report contains statistical, market, and industry data we obtained from various publicly available government publications and industry-specific third-party reports, all of which are typically based on a number of assumptions. If any one or more of the assumptions underlying this data is later found to be incorrect, actual results may differ from our projections based on these assumptions. In addition, the rapidly changing nature of our customers’ industries, preferences, and choices results in significant uncertainties in any projections or estimates relating to the growth prospects or future condition of our target markets. You should not place undue reliance on these forward-looking statements.

Unless otherwise indicated, statements in this report concerning economic conditions and our industry are based on information from independent industry analysts and publications, as well as our estimates. Except where otherwise noted, our estimates are derived from publicly available information released by third-party sources as well as data from our internal research and are based on such data and our knowledge of our industry, which we believe to be reasonable. None of the independent industry publication market data cited in this report was prepared on our or our affiliates’ behalf.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events. You should read this report and the documents we refer to in this report and have filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

Any forward-looking statements, including those regarding our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance, results, or events and involve risks and uncertainties, such as those discussed in this report.

The forward-looking statements in this report are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those we now assume or anticipate. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report.

Forward-looking statements speak only as of the date of the document in which they are contained, and we do not undertake any duty to update our forward-looking statements, except as may be required by law, and we caution you not to rely on them unduly.

____________________

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

Engine conversions in the United States are subject to U.S. Environmental Protection Agency (“EPA”) or California Air Resources Board (“CARB”) approvals. The cost for converting an engine depends on the engine model. Engine conversions in certain foreign countries may require less sophisticated emission control components, resulting in substantially reduced cost. There has been a shift in demand for engine conversions, from domestic to international markets due primarily to higher diesel prices in those markets. With the price disparity between diesel and natural gas still a market driver, the Company anticipates the majority of its business to come from international markets for the foreseeable future. Additionally, it is expected that the 200-nation “Paris Agreement on Climate Change” and other local regulations designed to lower air pollution, will further increase demand for Omnitek’s technology.

Omnitek can also deliver complete new natural gas engines when local emission standards, or other conditions, require the use of new engines.

Principal Products or Services.

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

At this time the Company has received US, EPA approval for the Navistar DT466E and DT530E engines, and a Certificate of Conformity for the Mack E7, Detroit Diesel Series 60 and Caterpillar 3406E/C15 engine models.

In addition to the Conversion Kits, Omnitek sells the individual component replacement parts for the conversion kits and a high-pressure natural gas coalescent filter.

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

In the second scenario, we would supply new low-polluting, natural gas engines. This may be a better option when the existing engines are based on old and outdated technology and/or strict emissions standards are in place.

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

At this time the Company has received US, EPA approval for the Navistar DT466E and DT530E engines, and a Certificate of Conformity for the Mack E7, Detroit Diesel Series 60 and Caterpillar 3406E/C15 engine models.

Distribution Methods of the Products or Services

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

Status of any publicly announced new developments, product or services

Further detail to following announcements can be found at http://www.omnitekcorp.com/news.htm

On February 23, 2021, Omnitek announced the company has received EURO VI Phase-E certification for its OT13 heavy-duty natural gas engine. The 13-liter natural gas engine, which will be marketed worldwide in countries where this stringent emissions requirement is mandated, can be utilized for truck and bus applications, and provides 420 hp and 1,960 Nm of torque -- essentially equivalent to diesel engine performance levels.

Throughout the year, the Company supplied its existing customers around the world with conversion kits and components.

Competitive business conditions and the Company’s competitive position in the industry and methods of competition

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

Competition - Diesel-to-Natural Gas Engine Conversions

The Company encounters competing products in countries where no emission standards are enforced, and where carbureted systems are still being used. These systems can be used to convert low-power diesel engines found in these countries. When converting emissions controlled high-power engines, as found in the USA and Europe, a fuel injection system, like the Omnitek system, must be used.

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

There are numerous companies, such as BRC, Landirenzo, Tartarini, OMVL, Tomasetto, just to name a few, supplying natural gas components for use on gasoline cars and small trucks. These technologies have been on the market for many years and millions of vehicles have been converted worldwide using these technologies. However, this technology is not suitable to convert heavy-duty diesel engines and is not in direct competition with Omnitek’s technology. At this time, Omnitek is not planning to compete in the small-engine market.

Competition - Dual Fuel Technology

The dual fuel technology, where natural gas is mixed with diesel and both fuels are used at the same time, offers minimal cost savings potential and is not considered a competing technology.

Competition - New Natural Gas Engines

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

During the year ended December 31, 2020, eight suppliers accounted for 71% of products purchased compared with the year ended December 31, 2019, where four suppliers accounted for 86% of products purchased.

See Risk Factors Item “Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.”

Dependence on one or few major customers

The Company believes that the diversity of the product line offered alleviates the dependence on any customer. Through a widespread use of our product line, Omnitek is striving to develop a wide base of customers. During the year ended December 31, 2020 eight customers accounted for approximately 80% of sales. During the year ended December 31, 2019, seven customers accounted for approximately 74% of sales.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

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

Need of any governmental approval of principal products or services

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

Effect of existing or probable governmental regulations on the business

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

Management believes that these reporting obligations increase the Company’s annual legal and accounting costs by an estimated $43,000.

Omnitek is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the Company’s business.

Research and Development

Research and development expenditures for the last two fiscal years, 2020 and 2019, were $82,052 and $106,916 respectively, and were comprised of charges for engine certification testing, purchase of equipment and parts for R&D, and the cost of personnel in the development of products and services.

In some cases, Omnitek is contracted to develop a specific engine or component. In these cases, Omnitek requires an up-front payment from the customer.

Costs and effects of compliance with environmental laws

Except as discussed above in item number 9, our business activities are not subject to any environmental laws and we do not anticipate that our future business activities will subject the Company to any environmental compliance regulations.

Number of total employees and number of full-time employees

As of the date of this report, we employ a total of six persons, all of whom are full-time employees. These full-time employees include Werner Funk, who is also an officer and director of Omnitek. We believe we have a good working relationship with our employees, who are not represented by a collective bargaining organization, and there no organized labor agreements or union agreements between Omnitek and any employees.

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

ITEM 1A.RISK FACTORS

Investment in our common stock involves significant risk. You should carefully consider the information described in the following risk factors, together with the other information appearing elsewhere in this report, before making an investment decision regarding our common stock. If any of the events or circumstances described in these risks actually occur, our business, financial conditions, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or a part of your investment in our common stock.

Risks Related to the COVID-19 Pandemic

A global pandemic may disrupt our business or the business of our customers.

On March 11, 2020, the World Health Organization characterized COVID-19 as a global pandemic. We are monitoring the situation closely and our response to the COVID-19 pandemic continues to evolve. Our current principal responsive measures include implementing a mandatory work from home policy when possible, restricting travel, and updating our planning for future events in recognition of the fact that our vendors are likely experiencing similar operating difficulties. We continue to evaluate the impact of the pandemic on required equipment, components, and supplies that we will require. We actively monitor COVID-19-related developments and may take further actions that alter our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our personnel, vendors, and stockholders. The effects of these operational modifications will be reflected in current and future reporting periods.

The duration and magnitude of the COVID-19 pandemic impact on our business operations and overall financial performance are unknown at this time and will depend on numerous circumstances outside our control or the ability of anyone to predict accurately. The secondary and tertiary unpredictable economic effects on our business and on the worldwide economy could be quite adverse. The probability of reoccurrences of widespread or localized virus outbreaks is high and may continue for many months, likely resulting in further government-ordered lockdowns, stay-home or shelter-in-place orders and social distancing; restrictions on travel; and other extensive measures. Effective treatments for those infected by the virus and a possible preventive vaccine have not been developed and may not be widely accepted if they are developed in the future. We cannot predict the effect of these circumstances on us and our vendors and suppliers; the global economy and political conditions; and the health of our personnel, consultants, and their families; all of which will affect how quickly and to what extent normal economic and operating activities can resume.

Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse effect on our business as a result of its global economic impact, including any resulting and ongoing recession. All of these circumstances likely exert similar hardships on those with which we deal, such as vendors, shippers and distributors. As a result, we have made adjustments to, and will need to continue to adjust, our business and expenditures in an effort to correlate our activities with business exigencies, including restrictions of executive and employee travel, hiring freezes or delays, and limitations on marketing. The ultimate financial impact and duration of all of the foregoing cannot now be predicted and may well exceed our expectations or our ability to cope with them.

Risks Related to our Business

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

Approximately eight customers accounted for 80% of revenue for the year ended December 31, 2020, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability.

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

Our future operating results may depend substantially on our suppliers’ ability to supply us with components in sufficient volumes to meet our production requirements. Some components that we use are available from only a single or limited number of qualified suppliers. If there is a significant simultaneous upswing in demand for such a component from several high-volume industries resulting in a supply reduction, if a component is otherwise in short supply, or if a supplier has a quality issue with a component, we may experience delays or increased costs in obtaining that component. If we are unable to obtain sufficient quantities used in the components, or other necessary components, we may experience production delays which could cause us loss of revenue. If a component becomes unavailable, we could suffer significant loss of revenue.  Each of the following could also significantly harm our operating results:

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

Omnitek has an Employment Agreement in place with Mr. Funk that provides for continued service in his current capacities through March of 2024 and thereafter on a year-to-year basis. See “Narrative Disclosure to Summary Compensation Table” for details of Employment Agreements.

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

Management believes that these reporting obligations will increase Omnitek’s annual legal and accounting costs by an estimated $43,000.

Penny stock regulations

If Omnitek’s stock is below $5.00 per share, or we do not have $2,000,000 in net tangible assets, or are not listed on an exchange or on the NASDAQ National Market System, among other conditions, our shares may be subject to a rule promulgated by the Securities and Exchange Commission (the “SEC”) that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, if the price of Omnitek’s stock is below $5.00, and does not meet the conditions set forth above, sales of our stock in the secondary market will be subject to certain additional new rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of stock provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and disclosure of the salesperson working for the broker-dealer. These rules and regulations may affect the ability of broker-dealers to sell Omnitek's securities, thereby limiting the liquidity of the securities. They may also affect the ability of shareholders to resell their securities in the secondary market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are not required to provide the information called for by this item.

ITEM 2. PROPERTIES

The Company owns no real property. Effective September 1, 2019, the Company entered into the Fourth Amendment to the Lease for its principal executive offices and related engineering and assembly facilities located in approximately 21,786 square feet of space at 1333 Keystone Way, Suite 101, Vista, California 92081, and extending the lease term to August 31, 2020, at which time the lease expired. As of December 31, 2020, no new lease extension has been negotiated.  During the year ended December 31, 2020, lease payments were $236,326.  For the fiscal year ended December 31, 2019, lease payments were $212,641. Our existing space should be adequate for our needs for the foreseeable future.

The current lease payment is $14,161 per month, plus common area maintenance expenses (CAM). As of December 31, 2020 the outstanding balance was $52,529.

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

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to our business.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on OTCQB under the symbol “OMTK.” The CUSIP number for the Issuer’s common stock is 68215W 10 7. The following table sets forth, in U.S. dollars the high and low closing prices for each calendar quarters indicated, as reported by the OTCQB. The prices in the table may not represent actual transactions and do not include retail markups, markdowns or commissions.

	Company Common Stock Prices
2020	High	Low
Quarter ended December 31	$0.06	$0.02
Quarter ended September 30	$0.06	$0.03
Quarter ended June 30	$0.06	$0.04
Quarter ended March 31	$0.09	$0.05

2019
Quarter ended December 31	$0.11	$0.06
Quarter ended September 30	$0.12	$0.04
Quarter ended June 30	$0.11	$0.04
Quarter ended March 31	$0.20	$0.06

On March 26, 2021, the closing quotation per share for our common stock as reported on the OTCQB was $0.12.

Holders

As of March 26, 2021, we have approximately 48 stockholders of record of our common stock.

Dividends

Common Stock

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

Transfer Agent and Registrar

Our transfer agent is Colonial Stock Transfer Company, Inc., whose address is 66 Exchange Place, Salt Lake City, Utah 84111.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act relating to future events or our future performance. The following discussion should be read in conjunction with our consolidated financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that relate to future events or our future performance. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, we cannot assure that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Results of Operations

For the years ended December 31, 2020 and 2019

Revenues were $875,997 for 2020 compared with $964,409 in 2019, a decrease of $88,412, or 9%. The decrease in revenues is primarily attributable to the impact of the COVID-19 pandemic.

Our total cost of goods sold decreased to $588,944 in 2020 from $796,947 in 2019, a decrease of $208,003. For both 2020 and 2019, our total cost of goods sold consisted of two line items: cost of goods sold on revenues and a non-cash inventory reserve adjustment. Our cost of goods sold on revenues decreased to $519,527 in 2020 (resulting in adjusted gross margin of 41%) from $554,101 in 2019 (resulting in adjusted gross margin of 42%), a decrease of $34,574. Our non-cash inventory reserve adjustment decreased to $69,417 in 2020 from $242,846 in 2019, a decrease of $173,429. The decrease in the adjusted gross margin between 2020 and 2019 is attributable to product mix.

Our operating expenses for 2020 were $754,267 compared with $867,089 in 2019, a decrease of $112,822, or 13%.  General and administrative expense for 2020 was $671,672 compared with $759,606 in 2019.  The decrease is due primarily to salaries and wages of $225,485 in 2020 compared with $262,822 in 2019. Major components of general and administrative expenses in 2020 were insurance expense of $97,080, rent expense of $137,616 and salary and wages of $225,485. This compares with insurance expense of $123,102, rent expense of $145,109, and salary and wages of $262,822 during 2019. Research and development outlays were $82,052 in 2020 compared with $106,916 in 2019.

Our net loss in 2020 was $489,712, or $(0.02) per share, compared with a net loss of $720,422, or $(0.04) per share, in 2019. The decreased loss was primarily the result of a decrease in operating expenses combined with a decrease in the inventory reserve adjustment in 2020. Additionally, operating loss for the year ended December 31, 2020 was $467,214 compared with $699,627 for the year ended December 31, 2019.  The decreased operating loss was primarily the result of a decrease in the inventory reserve adjustment in 2020.

Results for the year ended December 31, 2020 reflect non-cash expenses, including the value of options and warrants granted in the amount of $15,456, depreciation and amortization of $543 and the inventory reserve adjustment of $69,417. For the year ended December 31, 2019, non-cash expenses included the value of options and warrants granted of $49,786, depreciation and amortization of $567 and the inventory reserve adjustment of $242,846.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital.  Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At December 31, 2020, our current liabilities totaled $1,621,456 and our current assets totaled $961,226, resulting in negative working capital of $660,230.

We have no firm commitments or obligations for capital expenditures. Substantial discretionary expenditures may be required to enable us to conduct product research, development, manufacturing, marketing and distribution activities. We may need to raise additional capital to facilitate growth and support our long-term product development, manufacturing, and marketing programs. The Company has no established bank-financing arrangements, and it is not anticipated that we will secure any bank financing in the near future. Therefore, it is likely that we may need to seek additional financing through subsequent future public or private sales of our securities, including equity securities. We may also seek funding for the development, manufacturing, and marketing of our products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our research and development programs.

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,465,641 at December 31, 2020, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to, and has had no effect on, our operations or cash flow. The derivative expense and change in fair value of derivative liability was a one-time charge reflected on the Form 10-K for the year ended December 31, 2013.

Operating Activities

We realized negative cash flow from operations of $247,507 for the year ended December 31, 2020 compared with negative cash flow of $83,824 during the year ended December 31, 2019.

Included in the net loss of $489,712 for the year ended December 31, 2020 are non-cash expenses, which are not a drain on our capital resources. During 2020, these non-cash expenses include the value of options and warrants granted in the amount of $15,456, depreciation and amortization of $543 and the inventory reserve adjustment of $69,417.

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

We recognize revenue on various products and services as follows:

Products - The Company recognizes revenue from the sale of products (e.g., filters and engine components) as performance obligations are satisfied. This type of revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer (i.e., the performance obligation has been satisfied). Control passes FOB shipping point.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 5% of revenue for the years ended December 31, 2020 and 2019, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 95% of revenue for the years ended December 31, 2020 and 2019, respectively.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including the Report of Independent Registered Public Accounting Firm on our consolidated financial statements, are included following the signature page to this report beginning on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2020.  Based on that evaluation, it was concluded that the disclosure controls and procedures were not effective as of December 31, 2020.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting, using criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on that assessment, management identified material weaknesses in internal control over financial reporting as of December 31, 2020 as further described below. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2020 were not effective, based on COSO’s framework.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Subsequent Events.

On March 1, 2021, Omnitek Engineering Corp. (the “Company”) receive the fund pursuant to a Paycheck Protection Program loan (the “PPP Loan”) from LIBERTY CP2 SPV, LP, under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration.  The Company received total proceeds of $100,000 from the PPP Loan.  Pursuant to the terms of the Note, the first payment shall be determined based on the deferment period and time required to process any application for forgiveness.  The Note shall be due on March 1, 2026, or as determined by the Small Business Administration and Department of the Treasury.

On March 10, 2021 Omnitek entered into an Employment Agreement with Werner Funk, the President and CEO of the Company. The term of the Employment Agreement shall be for a period of three (3) years, with a Base Salary of $150,000 per year with such salary reviewed on an annual basis by the Board of Directors. In conjunction with and pursuant to the Mr. Funk’s Employment, the Company granted to Werner Funk, the President and Chief Executive Officer, a stock option to purchase 300,000 shares of common stock, at an exercise price of $0.1155 representing 110% of the closing price of the Company’s common stock as of March 10, 2021. Such Options shall be exercisable for a period of seven years.  The Option shall vest and be exercisable at the rate of 1/36 per month.   No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. As the founder, a Director and the CEO of the Company Mr. Funk was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision.

Also, on March 10, 2021, the Company granted to each of John M. Palumbo and Gary S. Maier, the two independent directors, a non-qualified stock option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.1050 per share representing 100% of the closing price of the Company’s common stock as of March 10, 2021.  Such Options shall be exercisable for a period of seven years.  The Option shall vest and be exercisable immediately.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director
Werner Funk	62	President, CEO, Secretary and Director	One Year	May 2001 to Present

Gary S. Maier	67	Director	One Year	August 2012 to Present

John M. Palumbo	65	Director	One Year	October 2013 to Present

Term of Office

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

Gary S. Maier – Mr. Maier was appointed as a Director of the Company on August 3, 2012 and is an investor relations veteran with more than 30 years of industry experience. He serves as vice president of corporate communications and investor relations for Motorcar Parts of America (Nasdaq: MPAA). He founded Maier & Company, Inc. in 2003. Earlier in his career he was a principal of another Los Angeles-based investor relations firm.  He has counseled diverse clients ranging in size from multi-billion-dollar organizations to emerging growth public and private companies across the country.  His career includes positions with an international public relations firm and a proxy solicitation firm offering investor relations services, both based in New York, as well as a Chicago-based financial relations agency. His experience also includes local and national political campaigns Maier served as a board member for 18 years, including a term as president, of Veterans Park Conservancy, a non-profit community public/private partnership dedicated to the enhancement and preservation of four hundred acres of federal land to honor our nation’s veterans.  He served for several years on the board of Southern California’s Colony Theater Company. Maier holds bachelor and master of philosophy degrees from Ohio University and completed course work toward a Ph.D. in philosophy at DePaul University.  He served on the adjunct faculties of DePaul and Loyola

University in Chicago and is a graduate of New York University’s Graduate School of Business Administration’s Careers in Business program.

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by Omnitek and representations from certain reporting persons, Omnitek believes that for the fiscal year ended December 31, 2020, all the officers, directors and more than 10% beneficial owners complied with the above-described filing requirements.

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

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the periods ended December 31, 2020 and 2019 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards $	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)
Werner Funk	2020	$100,961(1)	-	$9,618	-	$-	$110,579
CEO, President,	2019	$4,908(1)	-	$4,150	-	$-	$9,058
and Secretary

(1) In 2020, Mr. Funk’s base salary according to his employment agreement with the Company was $150,000. Mr. Funk deferred $49,039 of his 2020 salary. In 2019, Mr. Funk’s base salary according to his employment agreement with the Company was $150,000. Mr. Funk deferred $145,092 of his 2019 salary.

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

Compensation of Directors

There was no compensation paid to any director who was not a Named Executive Officer during the year ended December 31, 2020, other than that provided for attendance at meetings.

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

On March 27, 2020 the two independent directors each received, a non-qualified stock option grant to purchase fifty thousand (50,000) shares of Omnitek’s common stock at an exercise price of $0.06 per share.  The one executive officer director received, a non-qualified stock option grant to purchase fifty thousand (50,000) shares of Omnitek’s common stock at an exercise price of $0.066 per share (i.e. 110% of the price of the stock as of on March 26, 2020). Such Options shall be exercisable for a period of seven years.  The Option shall vest and be exercisable immediately.

As set forth in Item 9B., on March 10, 2021, the Company granted to each of John M. Palumbo and Gary S. Maier, the two independent directors, a non-qualified stock option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.1050 per share representing 100% of the closing price of the Company’s common stock as of March 10, 2021.  Such Options shall be exercisable for a period of seven years.  The Option shall vest and be exercisable immediately.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information for the named executive officers on stock option holdings as of December 31, 2020.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Werner Funk	470,000	0	0	$0.286	4/14/2023
	605,556	0	0	$0.18	2/9/2024
	50,000	0	0	$0.077	1/10/2025
	219,667	0	8,333	$0.077	1/14/2025
	50,000	0	0	$0.099	1/15/2026

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information, as of March 26, 2021, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 21,600,189 shares of common stock outstanding:

Security Ownership of Certain Beneficial Owners

The following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1333 Keystone Way Suite 101 Vista, CA 92081	9,938,748(1) (2)	46.01%

(1)      This amount includes 8,413,192 shares of common stock currently vested options to purchase 1,525,556 shares of common stock.

(2)      Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of our voting securities held by all of Omnitek’s current directors and executive officers.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1333 Keystone Way Suite 101 Vista, CA 92081	9,938,748(1) (2)	46.01%

Common Stock	Gary S. Maier 1333 Keystone Way Suite 101 Vista, CA 92081	415,500(3)	1.92%

Common Stock	John M. Palumbo 1333 Keystone Way Suite 101 Vista, CA 92081	474,820(4)	2.194%

Common Stock	Directors and Executive Officers as a Group (3 persons)	10,829,068	50.13%

(1)This amount includes 8,413,192 shares of common stock currently vested options to purchase 1,525,556 shares of common stock.

(2)      Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

(3)This amount includes 90,500 shares of common stock held by Mr. Maier directly currently vested options to purchase 325,000 shares of common stock. Does not include 10,000 shares of common stock held by Mr. Maier’s spouse.

(4)This amount includes 149,820 shares of common stock and currently vested options to purchase 325,000 shares of common stock

Changes in Control

To the best of Omnitek’s knowledge there are no present arrangements or pledges of Omnitek’s securities, which may result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2020 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Omnitek has not been a party to any transactions between persons who were executive officers, directors, or principal stockholders of our corporation during the fiscal year ended December 31, 2020.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2020, we incurred $41,006 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2020.

During the fiscal year ended December 31, 2019, we incurred $37,417 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2019.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2020 and 2019 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2020 and 2019 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $2,400 and $2,350, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2020 and 2019 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV.

ITEM 15.           EXHIBITS

1.Financial Statements. The following financial statements are filed as part of this report:

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number*	Description of Exhibit
3(i)	Amended and Restated Articles (1)
3(ii)	Amended and Restated By-Laws (1)
10.1	Werner Funk Employment Agreement dated March 10, 2021(2)
14	Code of Ethics (3)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (4)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (4)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
101**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase

(1)  Incorporated by reference from our Registration Statement on Form 10 filed with the SEC on April 27, 2010.

(2)  Incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 12, 2021

(3)  Incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 7, 2012.

(4) Filed herewith

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

**

Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: April 1, 2021	_________________________________ By: Werner Funk
Its: President and Secretary,
CEO, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 1, 2021	_______________________________ Werner Funk, Director

Dated: April 1, 2021	/s/ Gary S. Maier
___________________________
Gary Maier, Director

Dated: April 1, 2021	/s/ John M. Palumbo
___________________________
John M. Palumbo, Director

OMNITEK ENGINEERING CORP.

FINANCIAL STATEMENTS

December 31, 2020 and 2019

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Omnitek Engineering Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Omnitek Engineering Corp. (“the Company”) as of December 31, 2020 and 2019, the related statements of operations, cash flows, and stockholders’ deficit for each of the years in the two-year period ended December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventory Reserves

Critical Audit Matter Description

As described in Note 2 to the financial statements, the Company’s inventories are valued at the lower of cost or net realizable value, determined on an average cost basis. The Company also determines a reserve for slow moving and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which consider historical usage, known trends, inventory age, and market conditions. At December 31, 2020, the balance of inventory and inventory reserves were $1.8 million and $1.0 million, respectively.

We identified the reserve for slow moving and obsolete inventory as a critical audit matter, because of the significant judgment by management in estimating the slow moving and out of date inventory reserve, and the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the reasonableness of the significant assumptions used in developing the reserve.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the following:

•We evaluated the reasonableness of the significant assumptions used by management including those related to forecasted inventory usage by considering historic sales activity.

•We tested the completeness, accuracy, and relevance of the underlying data used in management's estimates of slow-moving inventory.

•We tested the calculations and application of management’s methodologies related to the valuation estimates of slow-moving inventory.

•We developed an independent expectation of the excess and out-of-date inventory reserve, which included using historic inventory activity and compared our independent expectation to the amount recorded in the financial statements.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2010.

Salt Lake City, UT

April 1, 2021

OMNITEK ENGINEERING CORP.

Balance Sheets

	December 31,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash	$60,729	$20,236
Accounts receivable, net	9,455	7,462
Accounts receivable - related parties	17,345	16,712
Inventories, net	821,866	1,022,365
Contract assets	13,221	13,221
Deposits	38,610	2,501
Total Current Assets	961,226	1,082,497

PROPERTY & EQUIPMENT, net	1,266	1,809

OTHER ASSETS
Other noncurrent assets	14,280	30,425
Total Other Assets	14,280	30,425

TOTAL ASSETS	$976,772	$1,114,731

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$468,839	$409,020
Accrued management compensation	595,158	706,830
Accounts payable - related parties	121,527	134,077
Notes payable - related parties, current portion	15,000	27,000
Notes payable	-	15,000
Contract liabilities	75,000	75,000
Customer deposits	276,381	163,681
Current portion, long-term debt	69,551	-
Total Current Liabilities	1,621,456	1,530,608

LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	229,449	-
Notes payable - related parties, net of current portion	-	15,000
Total Liabilities	1,850,905	1,545,608

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,600,189 and 21,339,865 shares, respectively issued and outstanding	8,578,210	8,527,210
Common stock subscribed	-	20,000
Additional paid-in capital	12,013,298	11,997,842
Accumulated deficit	(21,465,641)	(20,975,929)
Total Stockholders' Deficit	(874,133)	(430,877)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$976,772	$1,114,731

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019

REVENUES	$875,997	$951,323
REVENUES, related parties	-	13,086
Total Revenues	875,997	964,409
COST OF GOODS SOLD	519,527	554,101
INVENTORY RESERVE ADJUSTMENT	69,417	242,846
Total Cost of Goods Sold	588,944	796,947
GROSS MARGIN	287,053	167,462

OPERATING EXPENSES

General and administrative	671,672	759,606
Research and development	82,052	106,916
Depreciation and amortization	543	567

Total Operating Expenses	754,267	867,089

LOSS FROM OPERATIONS	(467,214)	(699,627)

OTHER EXPENSE

Other expense	(1,840)	-
Interest expense	(19,858)	(19,995)

Total Other Expense	(21,698)	(19,995)

LOSS BEFORE INCOME TAXES	(488,912)	(719,622)
INCOME TAX EXPENSE	800	800

NET LOSS	$(489,712)	$(720,422)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC AND DILUTED	21,461,492	20,574,038

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
OPERATING ACTIVITIES
Net loss	$(489,712)	$(720,422)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization and depreciation expense	543	567
Options and warrants granted	15,456	49,786
Inventory reserve	69,417	242,846
Changes in operating assets and liabilities:
Accounts receivable	(1,993)	5,980
Accounts receivable–related parties	(633)	(10,046)
Deposits	(19,965)	3,311
Inventory	131,082	94,467
Contract assets	-	(449)
Accounts payable and accrued expenses	(105,506)	46,656
Customer deposits	112,700	23,343
Accounts payable-related parties	(12,550)	(11,094)
Contract liabilities	-	(9,496)
Accrued management compensation	53,654	200,727
Net Cash Used in Operating Activities	(247,507)	(83,824)
INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-
FINANCING ACTIVITIES
Payments on convertible notes payable	(15,000)	(60,000)
Proceeds from common stock subscription	31,000	20,000
Proceeds from sale of common stock	-	75,000
Proceeds from sale of option to purchase common stock	-	25,000
Proceeds from long-term debt	299,000	-
Proceeds from (payments on) notes payable - related party	(27,000)	27,000
Net Cash Provided by Financing Activities	288,000	87,000

NET CHANGE IN CASH	40,493	3,176
CASH AT BEGINNING OF YEAR	20,236	17,060
CASH AT END OF YEAR	$60,729	$20,236
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$17,104	$24,187
Income taxes	$800	$800
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for stock subscription	51,000	-
Conversion of Convertible Note Payable	$-	$25,000

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Stockholders’ Deficit

			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Equity

Balance, December 31, 2018	20,420,402	$8,427,210	$-	$11,923,056	$(20,255,507)	$94,759

Value of options and warrants
issued for services	-	-	-	49,786	-	49,786

Conversion of note payable	500,000	25,000				25,000

Deposit - Stock purchase agreement			20,000	-		20,000

Sale of common stock	419,463	75,000				75,000

Sale of option to purchase common stock				25,000		25,000

Net loss for the year ended
December 31, 2019	-	-	-	-	(720,422)	(720,422))

Balance, December 31, 2019	21,339,865	$8,527,210	$20,000	$11,997,842	$(20,975,929)	$(430,877)

Value of options and warrants
issued for services	-	-	-	15,456	-	15,456

Deposit – stock purchase agreement			31,000			31,000

Common stock issued for subscription	260,324	51,000	(51,000)	-	-	-

Net loss for the year ended
December 31, 2020	-	-	-	-	(489,712)	(489,712)

Balance, December 31, 2020	21,600,189	$8,578,210	$-	$12,013,298	$(21,465,641)	$(874,133)

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2020 and 2019

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

d.       Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.   Allowance for doubtful accounts for the years ended December 31, 2020 and 2019 was $15,000 and $15,000, respectively. Additionally, bad debt expense for the years ended December 31, 2020 and 2019 was $-0- and $-0-, respectively.

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

December 31, 2020 and 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.       Long-Lived Assets

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances would indicate that there may be an impairment.  The Company compares the estimated undiscounted future cash flows to the carrying value of the long-lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, the Company will recognize the impairment immediately. No impairment expense was recognized as of December 31, 2020 or 2019.

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

We recognize revenue on various products and services as follows:

Products - The Company recognizes revenue from the sale of products (e.g., filters and engine components) as performance obligations are satisfied. This type of revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer (i.e., the performance obligation has been satisfied). Control passes FOB shipping point.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 5% of revenue for the years ended December 31, 2020 and 2019, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 95% of revenue for the years ended December 31, 2020 and 2019, respectively.

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

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	December 31,			December 31,
		2020			2019
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$606,629	-	606,629	$450,986	-	450,986
International	269,368	-	269,368	468,949	44,474	513,423
	$875,997	-	875,997	$919,935	44,474	964,409

Filters	324,961	-	324,961	561,560	-	561,560
Components	551,036	-	551,036	358,375	-	358,375
Engineering Services	-	-	-	-	44,474	44,474
	$875,997	-	875,997	$919,935	44,474	964,409

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.       Cost of Goods Sold

The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of goods sold.

j.       Research and Development

The Company expenses the costs of researching and developing its products during the period incurred. During the years ended December 31, 2020 and 2019, the Company incurred research and development expenses of $82,052 and $106,916, respectively.

k.       Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended December 31, 2020 and 2019, the Company expensed $-0- and $-0-, respectively.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

m.       Basic and Diluted Loss Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,882,223 and 2,672,223 stock options and warrants that would have been included in the fully diluted earnings per share as of December 31, 2020 and 2019, respectively. However, the common stock equivalents were not included in the loss per share computation because they are anti-dilutive.

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

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

p.       Concentration of Risks

Customers

During the year ended December 31, 2020, eight customers accounted for approximately 80% of sales.

During the year ended December 31, 2019, seven customers accounted for approximately 74% of sales.

Suppliers

During the year ended December 31, 2020, eight suppliers accounted for 71 % of products purchased.

During the year ended December 31, 2019, five suppliers accounted for 86% of products purchased.

q.       Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2020, the Company had an accumulated deficit of $21,465,641 and total stockholders’ deficit of ($874,133).  At December 31, 2020, the Company had current assets of $961,226 including cash of $60,729, and current liabilities of $1,621,456, resulting in negative working capital of $660,230. For 2020, the Company reported a net loss of $489,712 and net cash used by operating activities of $247,507. Management believes that based on its operating plan, the projected sales for 2021, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months from the date these financial statements were issued.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

r.       Recent Accounting Pronouncements

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

The table below reconciles the net excess billings to the amounts included in the balance sheets at those dates:

	December 31,	December 31,
	2020	2019
Contract assets	$13,221	$13,221
Contract liabilities	$(75,000)	$(75,000)
Net amount of contract liabilities in excess of contract assets	$(61,779)	$(61,779)

NOTE 4 – INVENTORIES

Inventories are located in Vista, California and at December 31, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
Raw materials	$917,567	$935,834
Finished goods	962,608	1,073,623
Work in progress	-	1,800
Inventory in transit	-	-
Allowance for obsolete inventory	(1,058,309)	(988,892)
Total	$821,866	$1,022,365

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $69,417 and $242,846, for the years ended December 31, 2020 and December 31, 2019, respectively.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December, 2020 and 2019 consisted of the following:

	December 31,	December 31,
	2020	2019
Production equipment	$64,673	$64,673
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(146,778)	(146,235)
Total	$1,266	$1,809

Depreciation expense for the years ended December 31, 2020 and 2019 was $543 and $567, respectively.

NOTE 6 – CUSTOMER DEPOSITS

The Company may require a customer deposit from domestic and international customers.  As of December 31, 2020 and 2019 the Company had customer deposits of $276,381 and $163,681, respectively.

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

As of December 31, 2020 and December 31, 2019 Note Payable – Related Party consisted of the following:

	December 31,	December 31,
	2020	2019
Note payable, related party, current portion	$15,000	$27,000
Note payable, related party, net of current portion	-	15,000
Total	$15,000	$42,000

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 8 – DEBT

Note payable

On December 11, 2019, a convertible note payable matured with an outstanding principal balance of $40,000. The Lender elected to convert $25,000 of the outstanding principal to restricted common stock.  Under the terms of the Allonge to Senior Secured Convertible Promissory Note and Agreement, the remaining principal balance of $15,000 is due and payable with an extended maturity date of May 11, 2020. On April 27, 2020 the balance of this note was paid in full. As of December 31, 2020, and December 31, 2019 Note Payable consisted of the following:

	December 31,	December 31,
	2020	2019
Notes payable	$-	$15,000
Total	$-	$15,000

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

As of December 31, 2020 and December 31, 2019 Debt consisted of the following:

	December 31,	December 31,
	2020	2019
Loan payable – SBA EIDL	$199,000	$-
Loan payable – SBA PPP	$100,000	$-
Less current portion	(69,551)	-
Total	$229,449	$-

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 9 – COMMITMENTS

As of December 31, 2020 and 2019, the Company had outstanding purchase commitments for inventory totaling $151,411 and $152,583, respectively. Of these amounts, the Company had made prepayments of $38,610 as of December 31, 2020 and $18,645 as of December 31, 2019 and had commitments for future cash outlays for inventory totaling $112,801 and $133,938, respectively.

Effective September 1, 2019 the Company entered into the Fourth Amendment to the Lease for its facility, reducing the size of the leased space to 21,786 square feet and extending the lease term to August 31, 2020, at which time the lease expired. As of December 31, 2020, no new lease extension has been negotiated. The current lease payment is $14,161 per month, plus common area maintenance expenses (CAM).  Under the amended lease, past due rent is payable at monthly installments of $10,000, until such time as the past due rent has been paid in full. The lease is not subject to the right-of-use asset rules under ASU 2016-2 because it qualifies for the short-term lease exception under that pronouncement.

As of December 31, 2020 the outstanding balance was $52,529 and the security deposit of $14,280 remained the same.

NOTE 10 – RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

The Company holds a non-controlling interest in various distributors in exchange for use of the Company’s name and logo. As of December 31, 2020, the Company owned a 15% interest in Omnitek Engineering Thailand Co. Ltd. and a 20% interest in Omnitek Peru S.A.C.  As of December 31, 2020 and December 31, 2019, the Company was owed $17,345 and $16,712, respectively, by related parties for the purchase of products and services.

Accrued Management Expenses

During the periods ended December 31, 2020 and December 31, 2019, the Company’s president and former chief financial officer were due amounts for services performed for the Company.  As of December 31, 2020 and December 31, 2019 the accrued management fees consisted of the following:

	December 31,	December 31,
	2020	2019
Amounts due to the president	$595,158	$541,504
Amounts due to the chief financial officer	-	165,326
Total	$595,158	$706,830

Richard Miller, the former chief financial officer, resigned on January 7, 2020 (effective February 7, 2020). Prior amounts due to the former chief financial officer were reclassified to accounts payable and accrued liabilities on the balance sheet at December 31, 2020.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

On September 6, 2019 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a purchaser wherein the purchaser agreed to buy an aggregate of 3,579,014 restricted shares of common stock of the Company at a price of $0.1788 per share for an aggregate purchase price of $640,000. Subject to the default and penalty provisions in the Purchase Agreement, the sale and purchase of the restricted shares and payment of the purchase price shall be made in 20 tranches as follows: (a) $75,000 payable on or before September 30, 2019 (tranche 1), (b) the balance of the purchase price paid in 18 monthly tranches, at a minimum of $10,000 per month with a total quarterly payment of no less than $90,000, and (c) a final payment of $25,000 on or before April 1, 2021(tranche 20). In accordance with these terms, purchaser paid $75,000 on September 30, 2019 and was issued 419,463 restricted shares of the Company’s restricted common stock. Between October 1, 2019 and December 31, 2019 the purchaser made cumulative payments of $20,000 towards the $90,000 required under the agreement and was therefore in default under the terms of the agreement. In accordance with a provision in the agreement the Company elected to waive the default but assess a $0.03 per share penalty for all future installment payments, increasing the purchase price to $.2033 per share. The $20,000 paid by the purchaser as of December 31, 2019 has been classified as Common Stock Subscribed on the balance sheet. The purchaser made additional deposits totaling $31,000 in January and February 2020. Pursuant to the terms of the agreement, on July 14, 2020 the Company issued 260,324 restricted shares of common stock in exchange for the cumulative deposits of $51,000 made by the purchaser. The agreement was terminated effective July 14, 2020 due to non-performance by the purchaser.

Additionally, subject to the payment by the purchaser of the additional sum of $25,000 by September 30, 2019, the Company shall grant to the purchaser, an option to purchase an additional 3,579,014 restricted shares of common stock for an additional $640,000. The $25,000 option purchase price is consideration for the option and shall be non-refundable and shall not be applied to the purchase of any restricted shares. The purchaser may exercise the option within six months of the initial (tranche 1) payment (i.e., September 30, 2019) by paying the initial option tranche exercise payment of $75,000. If the purchaser has not exercised and paid the initial option exercise payment of $75,000 by March 31, 2020 the option to purchase the option shares shall expire and be terminated. The purchaser made a timely payment of $25,000 on September 30, 2019 to purchase the option but did not make the initial option tranche exercise payment of $75,000 by March 31, 2020. Therefore, the option to purchase the option shares has expired.

On December 31, 2019 the Company issued 500,000 shares of its restricted common stock in consideration of a capital contribution via the conversion of $25,000 of unpaid principal owing under that certain Convertible Note dated June 11, 2018.

Options and Warrants

During the years ended December 31, 2020 and 2019, the Company granted 150,000 and 450,000 options for services, respectively.  During the years ended December 31, 2020 and 2019, respectively, the Company recognized expense of $15,456 and $49,786 related to options that vested during the years, pursuant to ASC Topic 718. The total remaining amount of compensation expense to be recognized in future periods is $257. No future compensation expense has been calculated for 150,000 options that were granted in 2015 due to the low probability that any of these options will vest before maturity.  These options expired on October 1, 2020.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2020, the Company has a total of 75,000 options issued under the plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2020, the Company has a total of 1,915,556 options issued under the plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2020, the Company has a total of 891,667 options issued under the plan. During the year ended December 31, 2020 and 2019 the Company issued -0- and -0- warrants, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	December 31, 2020	December 31, 2019
Expected volatility	159%	142%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	0.60%	2.01%

A summary of the status of the options granted at December 31, 2020 and December 31, 2019 and changes during the years then ended is presented below:

	December 31,		December 31,
	2020		2019
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,940,556	$0.25	2,965,556	$0.63
Granted	150,000	0.06	450,000	0.08
Exercised	-	-	-	-
Expired or cancelled	(200,000)	0.87	(475,000)	2.49
Outstanding at end of year	2,890,556	0.20	2,940,556	0.25
Exercisable	2,882,223	$0.20	2,672,223	$0.23

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the options outstanding at December 31, 2020 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-1.00	2,890,556	3.51 years	2,882,223	$0.20

A summary of the status of the options and warrants outstanding at December 31, 2019 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01 - 1.00	2,890,556	4.18 years	2,622,223	$0.21
$1.01 - 2.00	50,000	0.36 years	50,000	1.13
$0.01 - 2.00	2,940,556	4.12 years	2,672,223	$0.23

NOTE 12 – INCOME TAXES

The provision for income taxes for the year ended December 31, 2020 and 2019 consists of the following:

	December 31,	December 31,
Federal	2020	2019
Current	$-	$-
Deferred	-	-
State
Current	$800	$800
Deferred	-	-
Income tax expense	$800	$800

Net deferred tax assets consist of the following components as of December 31, 2020 and 2019:

	December 31,	December 31,
Deferred tax assets:	2020	2019
Net operating loss carryover	$7,367,497	6,821,469
Research and development carry forward	131,088	131,088
Inventory reserve	253,994	237,334
Allowance for doubtful accounts	3,600	3,600
Warranty allowance	3,068	3,068
Accrued compensation	142,838	169,639
Deferred tax liabilities:
Depreciation	(39,927)	(47,001)
Valuation allowance	(7,862,158)	(7,319,197)
Net deferred tax asset	$-	-

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 12 – INCOME TAXES (continued)

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rate of 24% as of December 31, 2020 and December 31, 2019 to pretax income from continuing operations for the year ended December 31, 2020 and 2019 due to the following:

	December 31,	December 31,
	2020	2019
Book loss	$(117,532)	(172,902)
Meals and entertainment	-	16
State tax deduction	-	-
Deferred rent	-	-
Stock/Options for services	3,709	11,949
Officer’s life ins premium	1,181	1,181
Depreciation	(8,265)	(8,784)
Accrued compensation	(26,801)	48,174
Inventory reserve	16,660	58,283
Valuation allowance	262,894	124,964
Net operating loss carryover	(131,046)	(62,081)
Income Tax Expense	$800	800

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

At December 31, 2020, the Company had net operating loss carry forwards of approximately $7,367,497 through 2034.  No tax benefit has been reported in the December 31, 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 13 – SUBSEQUENT EVENTS

On January 19, 2021 the Company and Werner Funk, President and CEO, agreed to a one-year extension of the $15,000 related party note payable due to Mr. Funk. The extended due date is January 19, 2022.

On January 30, 2021 the Company received notification from Riverview Bank that the Small Business Administration (“SBA”) had forgiven 100% of the Company’s PPP loan (dated 5/22/20), pursuant to the SBA’s acceptance of the Company’s loan forgiveness application.

On March 21, 2021 the Company received funds pursuant to the Paycheck Protection Program loan (the “PPP loan”) from LIBERTY CP2, SPV, LP, under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. The Company received total proceeds of $100,000 from the PPP loan. Pursuant to the terms of the note, the first payment shall be determined based on the deferment period and time required to process any application for forgiveness. The Note shall be due on March 1, 2026, or as determined by the Small Business Administration and Department of the Treasury.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2020 and 2019

NOTE 13 – SUBSEQUENT EVENTS (Continued)

On March 10, 2021 the Company entered into an Employment Agreement with Werner Funk, the President and CEO of the Company. The term of the Employment Agreement shall be for a period of three (3) years, with a Base Salary of $150,000 per year with such salary reviewed on an annual basis by the Board of Directors. In conjunction with and pursuant to the Mr. Funk’s Employment, the Company granted to Werner Funk, the President and Chief Executive Officer, a stock option to purchase 300,000 shares of common stock, at an exercise price of $0.1155 representing 110% of the closing price of the Company’s common stock as of March 10, 2021. Such Options shall be exercisable for a period of seven years.  The Option shall vest and be exercisable at the rate of 1/36 per month. No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. As the founder, a Director and the CEO of the Company Mr. Funk was intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision.

On March 10, 2021, the Company granted to each of John M. Palumbo and Gary S. Maier, the two independent directors, a non-qualified stock option to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.1050 per share representing 100% of the closing price of the Company’s common stock as of March 10, 2021.  Such Options shall be exercisable for a period of seven years.  The Option shall vest and be exercisable immediately.  No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision.