Form 10-Q
period 2021-03-31
Omnitek Engineering Corp
filed 2021-05-18
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2021

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
N/A

As of May 14, 2021, the Registrant had 21,600,189 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$59,890	$60,729
Accounts receivable, net	4,383	9,455
Accounts receivable - related parties	22,325	17,345
Inventory, net	782,344	821,866
Contract assets	13,221	13,221
Deposits	49,632	38,610
Total Current Assets	931,795	961,226

PROPERTY & EQUIPMENT, net	1,131	1,266

OTHER ASSETS
Other noncurrent assets	14,280	14,280
Total Other Assets	14,280	14,280

TOTAL ASSETS	$947,206	$976,772

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$461,911	$468,839
Accrued management compensation	603,235	595,158
Accounts payable - related parties	123,360	121,527
Note payable - related party	15,000	15,000
Contract liabilities	75,000	75,000
Customer deposits	232,945	276,381
Current portion, long-term debt	14,622	69,551
Total Current Liabilities	1,526,073	1,621,456
LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	284,378	229,449

Total Liabilities	1,810,451	1,850,905

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,600,189 shares issued and outstanding	8,578,210	8,528,210
Additional paid-in capital	12,024,581	12,013,298
Accumulated deficit	(21,466,036)	(21,465,641)
Total Stockholders' Deficit	(863,245)	(874,133)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$947,206	$976,772

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations (unaudited)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

REVENUES	$218,113	$230,937
COST OF GOODS SOLD	104,410	110,068
INVENTORY RESERVE ADJUSTMENT	24,901	25,052
Total Cost of Goods Sold	129,311	135,120
GROSS MARGIN	88,802	95,817

OPERATING EXPENSES

General and administrative	166,453	185,963
Research and development	16,456	32,139
Depreciation and amortization	135	135

Total Operating Expenses	183,044	218,237

LOSS FROM OPERATIONS	(94,242)	(122,420)

OTHER INCOME (EXPENSE)

Interest expense	(6,808)	(4,885)
Gain on extinguishment of liability	100,655	-
Other income	-	600

Total Other Income (Expense)	93,847	(4,285)

LOSS BEFORE INCOME TAXES	(395)	(126,705)
INCOME TAX EXPENSE	-	-

NET LOSS	$(395)	$(126,705)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	21,600,189	21,339,865

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31, 2021	For the Three Months Ended March 31, 2020

OPERATING ACTIVITIES
Net loss	$(395)	$(126,705)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation expense	135	135
Obsolete inventory adjustment	24,901	25,052
Stock option expense	11,283	10,408
Gain on extinguishment of liability	(100,655)	-
Changes in operating assets and liabilities:
Accounts receivable	5,072	(23,080)
Accounts receivable–related parties	(4,980)	(10,575)
Deposits	(11,022)	-
Inventory	14,621	19,447
Accounts payable and accrued expenses	(6,273)	14,409
Customer deposits	(43,436)	30,465
Accounts payable-related parties	1,833	(129)
Accrued management compensation	8,077	36,154
Net Cash Used in Operating Activities	(100,839)	(24,419)

INVESTING ACTIVITIES
Net cash from Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from stock subscription	-	31,000
Proceeds from notes payable	100,000	-
Net cash Provided by Financing Activities	100,000	31,000

NET CHANGE IN CASH	(839)	6,581
CASH AT BEGINNING OF YEAR	60,729	20,236

CASH AT END OF PERIOD	$59,890	$26,817

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS CASH PAID FOR:
Interest	$3,183	$4,319

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Equity (Deficit) (unaudited)

	Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Deficit
Balance, December 31, 2020	21,600,189	$8,578,210	$-	$12,013,298	$(21,465,641)	$(874,133)

Value of options and warrants
issued for services	-	-	-	11,283	-	11,283

Net loss for the three months ended
March 31, 2021	-	-	-	-	(395)	(395)

Balance, March 31, 2021	21,600,189	$8,578,210	$-	$12,024,581	$(21,466,036)	$(863,245)

	Common Stock		Common Stock	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance, December 31, 2019	21,339,865	$8,527,210	$20,000	$11,997,842	$(20,975,929)	$(430,877)

Value of options and warrants
issued for services	-	-	-	10,408	-	10,408

Deposit – Stock purchase agreement			31,000			31,000

Net loss for the three months ended
March 31, 2020	-	-	-	-	(126,705)	(126,705)

Balance, March 31, 2020	21,339,865	$8,527,210	$51,000	$12,008,250	$(21,102,634)	$(516,174)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2021
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2021 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2020 audited financial statements.  The results of operations for the periods ended March 31, 2021 and 2020 are not necessarily indicative of the operating results for the full years.

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
March 31, 2021
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

of Omnitek’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 0% of revenue for the periods ended March 31, 2021 and 2020, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the periods ended March 31, 2021 and 2020, respectively.

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

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2021
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	For the three months ended March 31,			For the three months ended March 31,
	2021			2020
Segments	Consumer Products	Long-term Contract	Total	Consumer Products	Long-term Contract	Total
Domestic	$132,782	-	132,782	$178,753	-	178,753
International	85,331	-	85,331	52,184	-	52,184
	$218,113	-	218,113	$230,937	-	230,937

Filters	$104,356	-	104,356	$112,042	-	112,042
Components	105,287	-	105,287	118,895	-	118,895
Engineering Services	8,470	-	8,470	-	-	-
	$218,113	-	218,113	$230,937	-	230,937

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

Location : Vista, CA	March 31, 2021	December 31, 2020
Raw materials	$914,131	$917,567
Finished goods	951,423	962,608
Work in progress	-	-
Allowance for obsolete inventory	(1,083,210)	(1,058,309)
Total	$782,344	$821,866

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $24,901 and $25,052, for the periods ended March 31, 2021 and March 31, 2020, respectively.

Property and Equipment

Property and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Production equipment	$64,673	$64,673
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(146,913)	(146,778)
Total	$1,131	$1,266

Depreciation expense for the periods ended March 31, 2021 and March 31, 2020 was $135 and $135, respectively.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2021
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,998,889 and 2,857,223 stock options and warrants that would have been included in the fully diluted earnings per share as of March 31, 2021 and March 31, 2020, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2021 and December 31, 2020 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of March 31, 2021, the Company had an accumulated deficit of $21,466,036 and total stockholders’ deficit of $863,245.  At March 31, 2021, the Company had current assets of $931,795 including cash of $59,890, and current liabilities of $1,526,073, resulting in negative working capital of $(594,278). For the three months ended March 31, 2021, the Company reported a net loss of $395 and net cash used in operating activities of $100,839. Management believes that based on its operating plan, the projected sales for 2021, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2021
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

The table below reconciles the net excess billings to the amounts included in the balance sheets at those dates:

	March 31,	December 31,
	2021	2020
Contract assets	$13,221	$13,221
Contract liabilities	$(75,000)	$(75,000)
Net amount of contract liabilities in excess of
Contract assets	$(61,779)	$(61,779)

NOTE 4 – COMMITMENTS

Effective September 1, 2019, the Company entered into the Fourth Amendment to the Lease for its facility, reducing the size of the leased space to 21,786 square feet and extending the lease term to August 31, 2020, at which time the lease expired. As of March 31, 2021, no new lease has been negotiated. The current lease payment is $14,161 per month, plus common area maintenance expenses (CAM).  Under the amended lease, past due rent is payable at monthly installments of $10,000, until such time as the past due rent has been paid in full. The lease is not subject to the right-of-use asset rules under ASU 2016-2 because it qualifies for the short-term lease exception under that pronouncement.

As of March 31, 2021 the outstanding balance of back rent, included in accounts payable, was $54,361 and the security deposit of $14,280 remained the same.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

As of March 31, 2021 and December 31, 2020, the Company was owed $22,325 and $17,345, respectively, by a entity controlled by the Company’s CEO for the purchase of products and services.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of March 31, 2021 and December 31, 2020, the Company owed a board member’s company for such services in the amounts of $123,360 and $121,527, respectively.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2021
(unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Accrued Management Compensation

For the periods ended March 31, 2021 and December 31, 2020, the Company’s president was due amounts for services performed for the Company.

As of March 31, 2021 and December 31, 2020 the accrued management fees consisted of the following:

	March 31,	December 31,
	2021	2020
Amounts due to the president	$603,235	$595,158
Total	$603,235	$595,158

NOTE 6 – NOTES PAYABLE - RELATED PARTY

On January 19, 2017 the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2022.

As of March 31, 2021, and December 31, 2020 Note Payable – Related Party consisted of the following:

	March 31,	December 31,
	2021	2020
Note payable, related party, current portion	$15,000	$15,000
Total	$15,000	$15,000

NOTE 7 – DEBT

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

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2021
(unaudited)

NOTE 7 – DEBT (Continued)

Payroll Protection Program

On May 28, 2020, the Company received funds pursuant to a Paycheck Protection Program loan (the “SBA PPP Loan”) from Riverview Bank, under recently enacted CARES Act administered by U.S. Small Business Administration. The Company received total proceeds of $100,000 from the SBA PPP Loan. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA PPP Loan primarily for payroll costs. The SBA PPP Loan is scheduled to mature on May 22, 2022 and has a 1.00% interest rate and is subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act. If certain conditions are met, as provided for under section 1106 of the CARES Act, as amended by the PPP Flexibility Act the loan may be forgiven in its entirety. On January 30, 2021, the Company was notified by the SBA that the loan had been forgiven in its entirety, including outstanding principal of $100,000 and accrued interest of $655.

On March 3, 2021 the Company received funds pursuant to the Paycheck Protection Program loan (the “PPP loan”) from LIBERTY CP2, SPV, LP, under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. The Company received total proceeds of $100,000 from the PPP loan. The loan carries an interest rate of 1.00%. Pursuant to the terms of the note, the first payment shall be determined based on the deferment period and time required to process any application for forgiveness. The Note shall be due on March 1, 2026, or as determined by the Small Business Administration and Department of the Treasury.

As of March 31, 2021, and December 31, 2020 Debt consisted of the following:

	March 31,	December 31,
	2021	2020
Loan payable – SBA EIDL	$199,000	$199,000
Loan payable – SBA PPP	100,000	100,000
Less current portion	(14,622)	(69,551)
Total debt, net of current portion	$284,378	$229,449

NOTE 8 -  STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2021 and 2020, the Company granted 400,000 and 150,000 options for services, respectively. During the three months ended March 31, 2021 and 2020, the Company recognized expense of $11,283 and $10,408, respectively, for options that vested during the periods pursuant to ASC Topic 718. As of March 31, 2021 total remaining amount of compensation expense to be recognized in future periods is

$22,745.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2021 the Company has a total of 75,000 options issued under the 2011 Plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2021 the Company has a total of 1,915,556 options issued under the 2015 Plan.  In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of March 31, 2021, the

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2021
(unaudited)

NOTE 8 -  STOCK OPTIONS AND WARRANTS (Continued)

Company has a total of 1,008,333 options issued under the 2017 Plan.  During the three months ended March 31, 2021 and 2020 the Company issued  -0- and -0- warrants, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	March 31, 2021	March 31, 2020
Expected volatility	201%	159%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	1.2%	0.60%

A summary of the status of the options and warrants granted at March 31, 2021 and December 31, 2020 and changes during the periods then ended is presented below:

	March 31,		December 31,
	2021		2020
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,890,556	$0.20	2,940,556	$0.25
Granted	400,000	0.11	150,000	0.06
Exercised	-	-	-	-
Expired or cancelled	-	-	(200,000)	0.87
Outstanding at end of period	3,290,556	0.19	2,890,556	0.20
Exercisable	2,998,889	$0.19	2,882,223	$0.20

A summary of the status of the options and warrants outstanding at March 31, 2021 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	3,290,556	3.71 years	2,998,889	0.19

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2021
(unaudited)

NOTE 9 -  SUBSEQUENT EVENT

The fourth amendment to the Company’s lease for approximately 21,786 square feet of space at 1333 Keystone Way, Suite 101, Vista, CA expired on August 31, 2020. No lease extension was negotiated at the time and the Company is currently occupying the space on a month-to-month basis. Management is now considering downsizing the facility and has commenced the search for a new space. In agreement with the landlord, a move-out date of July 15, 2021 is targeted.

ITEM 2MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

For the three months ended March 31, 2021 and 2020

Revenues were $218,113 for the three months ended March 31, 2021 compared with $230,937 for the three months ended March 31, 2020, a decrease of $12,824. The decrease in sales relates primarily to a reduction in component sales between periods.

Our total cost of sales was $129,311 for the three months ended March 31, 2021 compared with $135,120 for the three months ended March 31, 2020, a decrease of $5,809. For both periods our total cost of goods sold consisted of two line items: cost of goods sold on revenues and a non-cash inventory reserve adjustment. Our cost of goods sold on revenues decreased to $104,410 for the three months ended March 31, 2021 (resulting in adjusted gross margin of 52%) from $110,068 for the three months ended March 31, 2020 (resulting in gross margin of 52%), a decrease of $5,658.

Operating expenses for the three months ended March 31, 2021 were $183,044 compared with $218,237 in the same period in 2020, a decrease of $35,193 or 16%. General and administrative expense for the three months ended March 31, 2021 was $166,453 compared with $185,963 for the three months ended March 31, 2020.  Major components of general and administrative expenses for the three months ended March 31, 2021 were professional fees of $27,973, rent expense of $32,797, and salary and wages of $51,226. This compares to professional fees of $32,477, rent expense of $32,138 and salaries and wages of $64,177 for the three months ended March 31, 2020.  For the three months ended March 31, 2021 research and development outlays were decreased to $16,456, due to a reduction in research and development wages, compared with $32,139 for the three months ended March 31, 2020.

Our net loss for the three months ended March 31, 2021 was $395, or ($0.00) per share, compared with a net loss of $126,705, or ($0.01) per share, for the three months ended March 31, 2020.  The decreased net loss was primarily due to extinguishment of liability income during the three months ended March 31, 2021.

Results for the three months ended March 31, 2021 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $11,283, depreciation and amortization of $135, the inventory reserve adjustment of $24,901 and forgiveness of liability income of $100,655.  For the three month period ended March 31, 2020 non-cash expenses included options and warrants granted in the amount of $10,408, depreciation and amortization of $135 and the inventory reserve adjustment of $25,052.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At March 31, 2021, our current liabilities totaled $1,526,073 and our current assets totaled $931,795, resulting in negative working capital of $594,278.

We have no firm commitments or obligations for capital expenditures.  However, substantial discretionary expenditures may be required to enable us to conduct existing and planned product research, design, development, manufacturing, marketing and distribution of our products. We may need to raise additional capital to facilitate growth and support our long-term product development, manufacturing, and marketing programs. The Company has no established bank-financing arrangements. (See Note 7 to the Financial Statements regarding the loan the Company obtained from the Small Business Administration). Therefore, it is possible that we need to seek additional financing through subsequent future public or private sales of our securities, including equity securities. We may also seek funding for the development, manufacturing, and marketing of our products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our research and development programs.

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,466,036 at March 31, 2021, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow. Management believes that based on its operating plan, the projected sales for 2021, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern.

Operating Activities

We realized a negative cash flow from operations of $100,839 for the three months ended March 31, 2021 compared with a negative cash flow of $24,419 during the three months ended March 31, 2020.

Included in the operating loss of $94,242 for the three months ended March 31, 2021 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $11,283, depreciation and amortization of $135 and inventory reserve adjustment of $24,901.

Financing Activities

We realized a positive cash flow from financing activities of $100,000 for the three months ended March 31, 2021 compared with positive cash flow of $31,000 for the three months ended March 31, 2020.The positive cash flow for the three months ended March 31, 2021 relates to proceeds received from long-term debt.  The positive cash flow for the three months ended March 31, 2020 relates to proceeds received on a stock subscription agreement with a qualified investor.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 0% of revenue for the periods ended March 31, 2021 and 2020, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the periods ended March 31, 2021 and 2020, respectively.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2021. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 10, 2021, the Company granted to Werner Funk, President and CEO, a Non-qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 300,000 shares of common stock at an exercise price of $0.1155, representing 110% of the closing price (i.e., $0.1050) of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable at the rate of 1/36 per month and shall be exercisable for a period of seven years from the date of grant.

On March 10, 2021, in consideration for their services as independent directors, the Company granted to each of Messrs. Gary S. Maier and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan to purchase 50,000 shares of common stock, at an exercise price of $0.1050, representing 100% of the closing price (i.e., $0.1050) of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The individual receiving the options is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

Subsequent Events

The Fourth Amendment to the Company’s lease for approximately 21,786 square feet of space at 1333 Keystone Way, Suite 101, Vista, California 92081, expired August 31, 2020. No lease extension was negotiated at the time and the Company is currently occupying the space on a month-to-month basis. Management is now considering downsizing the facility and has commenced the search for a new space. In agreement with the landlord, a move-out date of July 15, 2021 is targeted.

ITEM 6.  EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of March 31, 2021 and the audited balance sheet as of December 31, 2020, the condensed unaudited Statements of Operations for the three month periods ended March 31, 2021 and 2020, the condensed unaudited Statements of Cash Flows for the three month periods ended March 31, 2021 and 2020 and the condensed unaudited Statements of Stockholders’ Equity (Deficit) as of March 31, 2021 and 2020, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: May 17, 2021
	By:	Werner Funk
	Its:	Chief Executive Officer Principal Executive Officer