Form 10-Q
period 2021-06-30
Omnitek Engineering Corp
filed 2021-08-18
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2021

Commission File Number     000-53955

OMNITEK ENGINEERING CORP.

(Exact name of Registrant as specified in its charter)

California	33-0984450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Specialty Drive, #E, Vista, California 92081

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
N/A

As of August 16, 2021, the Registrant had 21,600,189 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets
	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$20,652	$60,729
Accounts receivable, net	5,977	9,455
Accounts receivable - related parties	18,553	17,345
Inventory, net	764,264	821,866
Contract assets	13,221	13,221
Prepaid expenses	11,164	-
Deposits	33,183	38,610

Total Current Assets	867,014	961,226

Property and equipment, net	995	1,266

OTHER ASSETS
Security Deposits	27,794	14,280
Total Other Assets	27,794	14,280

TOTAL ASSETS	$895,803	$976,772

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$459,714	$468,839
Accounts payable - related parties	128,552	121,527
Accrued management compensation	611,888	595,158
Note payable - related party	15,000	15,000
Convertible notes payable – related party	32,600	-
Contract liabilities	75,000	75,000
Current portion, long-term debt	4,024	69,551
Customer deposits	206,810	276,381
Total Current Liabilities	1,533,588	1,621,456
LONG-TERM LIABILITIES
Convertible note payable - related party, net of current portion	17,400	-
Loans payable – SBA, net of current portion	294,650	229,449
Total Long-term Liabilities	312,050	229,449

Total Liabilities	1,845,638	1,850,905

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized, no par value, 21,600,189 shares issued and outstanding	8,578,210	8,578,210
Additional paid-in capital	12,027,172	12,013,298
Accumulated deficit	(21,555,217)	(21,465,641)
Total Stockholders' Deficit	(949,835)	(874,133)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$895,803	$976,772

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

REVENUES	$228,307	$203,967	$446,420	$434,904
COST OF GOODS SOLD	161,572	144,860	290,883	279,980
GROSS MARGIN	66,735	59,107	155,537	154,924

OPERATING EXPENSES

General and administrative	132,424	168,786	298,877	354,750
Research and development	17,099	17,547	33,555	49,686
Depreciation and amortization	136	136	271	271

Total Operating Expenses	149,659	186,469	332,703	404,707

LOSS FROM OPERATIONS	(82,924)	(127,362)	(177,166)	(249,783)

OTHER INCOME (EXPENSE)

Other Income	67	274	67	874
Gain on extinguishment of liability	-	-	100,655	-
Interest expense	(5,524)	(5,409)	(12,332)	(10,293)

Total Other Income (Expense)	(5,457)	(5,135)	88,390	(9,419)

LOSS BEFORE INCOME TAXES	(88,381)	(132,497)	(88,776)	(259,202)
INCOME TAX EXPENSE	800	-	800	-

NET LOSS	$(89,181)	$(132,497)	$(89,576)	$(259,202)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	21,600,189	21,339,865	21,600,189	21,339,865

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows (unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	30-Jun-21	30-Jun-20
OPERATING ACTIVITIES
Net loss	$(89,576)	$(259,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	271	271
Options issued for services	13,874	12,078
Gain on extinguishment of liability	(100,655)	-
Change in Inventory reserve	(88,956)	50,053
Changes in operating assets and liabilities:
Accounts receivable	3,478	(28,698)
Accounts receivable–related parties	(1,208)	30
Prepaid expenses	(11,164)	-
Deposits	(8,088)	(7,983)
Inventory	146,558	36,002
Accounts payable and accrued expenses	(8,469)	(40,949)
Customer deposits	(69,571)	6,480
Accounts payable-related parties	7,025	(14,094)
Accrued management compensation	16,730	44,808
Net Cash Used in Operating Activities	(189,751)	(201,204)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Payments on convertible note payable	-	(15,000)
Payments on note payable	(326)	-
Proceeds from convertible note payable-related party	50,000	-
Payments on related party note payable	-	(27,000)
Proceeds from stock subscription	-	31,000
Proceeds from loans payable - SBA	100,000	299,000
Net Cash Provided by Financing Activities	149,674	288,000

NET CHANGE IN CASH	(40,077)	86,796
CASH AT BEGINNING OF YEAR	60,729	20,236

CASH AT END OF PERIOD	$20,652	$107,032
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	8,716	11,857
Income taxes	$800	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit (unaudited)

			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance, December 31, 2020	21,600,189	$8,578,210	$-	$12,013,298	$(21,465,641)	$(874,133)

Value of options issued for services	-	-	-	11,283	-	11,283

Net loss for the three months ended March 31, 2021	-	-	-	-	(395)	(395)

Balance, March 31, 2021	21,600,189	$8,578,210	$-	$12,024,581	$(21,466,036)	$(863,245)

Value of options issued for services	-	-	-	2,591	-	2,591

Net loss for three months ended June 30, 2021	-	-	-	-	(89,181)	(89,181)

Balance, June 30, 2021	21,600,189	$8,878,210	51,000	$12,027,172	$(21,555,217)	$(949,835)

			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance, December 31, 2019	21,339,865	$8,527,210	$20,000	$11,997,842	$(20,975,929)	$(430,877)

Value of options issued for services	-	-	-	10,408	-	10,408

Deposit – stock purchase agreement	-	-	31,000			31,000

Net loss for the three months ended March 31, 2020	-	-	-	-	(126,705)	(126,705)

Balance, March 31, 2020	21,339,865	$8,527,210	$51,000	$12,008,250	$(21,102,634)	$(516,174)

Value of options issued for services	-	-	-	1,670	-	1,670

Net loss for the three months ended June 30, 2020	-	-	-	-	(132,497)	(132,497)

Balance, June 30, 2020	21,339,865	$8,527,210	$51,000	$12,009,920	$(21,235,131)	$(647,001)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2021

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2021 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2020 audited financial statements.  The results of operations for the periods ended June 30, 2021 and 2020 are not necessarily indicative of the operating results for the full years.

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

June 30, 2021

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 0% of revenue for the periods ended June 30, 2021 and 2020, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the periods ended June 30, 2021 and 2020, respectively.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2021

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type for the three months ended June 30, 2021 and June 30, 2020:

	For the three months ended June 30,			For the three months ended June 30,
	2021			2020
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$101,088	-	101,088	187,810	-	187,810
International	127,220	-	127,220	16,157	-	16,157
	$228,307	-	228,307	203,967	-	203,967

Filters	$106,051	-	106,051	52,001	-	52,001
Components	122,257	-	122,257	151,966	-	151,966
Engineering Services	-	-	-	-	-	-
	$228,307	-	228,307	203,967	-	203,967

The following table presents Omnitek’s revenues disaggregated by region and product type for the six months ended June 30, 2021 and June 30, 2020:

	For the six months ended June 30,			For the six months ended June 30,
	2021			2020
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$233,869	-	233,869	366,037	-	366,037
International	212,551	-	212,551	68,867	-	68,867
	$446,420	-	446,420	434,904	-	434,904

Filters	$210,407	-	210,407	163,942	-	163,942
Components	227,543	-	227,543	270,962	-	270,962
Engineering Services	8,470	-	8,470	-	-	-
	$446,420	-	446,420	434,904	-	434,904

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2021

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	June 30,	December 31,
Location : Vista, CA	2021	2020
Raw materials	$849,473	$917,567
Finished goods	884,145	962,608
Work in progress	-	-
Allowance for obsolete inventory	(969,354)	(1,058,309)
Total	$764,264	$821,866

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $50,542 and $50,053, for the periods ended June 30, 2021 and June 30, 2020, respectively.

Property and Equipment

Property and equipment at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Production equipment	$64,673	$64,673
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	42,451	42,451
Less: accumulated depreciation	(147,049)	(146,778)
Total	$995	$1,266

Depreciation expense for the periods ended June 30, 2021 and June 30, 2020 was $271 and $271, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 3,023,889 and 2,807,223 stock options  that would have been included in the fully diluted earnings per share as of June 30, 2021 and June 30, 2020, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti-dilutive.

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

June 30, 2021

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2021 and December 31, 2020 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of June 30, 2021, the Company had an accumulated deficit of $21,555,217 and total stockholders’ deficit of $(949,835).  At June 30, 2021, the Company had current assets of $867,014 including cash of $20,652, and current liabilities of $1,533,588, resulting in negative working capital of $(666,574). For the six months ended June 30, 2021, the Company reported a net loss of $89,576 and net cash used in operating activities of $189,751. Management believes that based on its operating plan, the projected sales for 2021, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern for one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

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

The table below reconciles the net excess billings to the amounts included in the balance sheets at those dates:

	June 30,	December 31,
	2021	2020
Contract assets	$13,221	13,221
Contract liabilities	$(75,000)	(75,000)
Net amount of contract liabilities in excess of contract assets	$(61,779)	(61,779)

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2021

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

As of June 30, 2021 the outstanding balance of back rent, included in accounts payable, was $42,529 and the security deposit of $14,000 remained the same. In agreement with the landlord, the Company vacated the premises effective July 15, 2021. See Note 9 regarding the lease entered into by the Company effective July 1, 2021.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

As of June 30, 2021 and December 31, 2020, the Company was owed $18,553 (net of allowance for doubtful accounts of $6,714) and $17,345, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of June 30, 2021 and December 31, 2020, the Company owed a board member’s company for such expenses, goods and services in the amounts of $128,552 and $121,527, respectively.

Accrued Management Compensation

For the periods ended June 30, 2021 and December 31, 2020, the Company’s president was due amounts for services performed for the Company.

As of June 30, 2021 and December 31, 2020 the accrued management fees consisted of the following:

	June 30,	December 31,
	2021	2020
Amounts due to the president	$611,888	595,158
Total	$611,888	595,158

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2021

(unaudited)

NOTE 6 – NOTES PAYABLE - RELATED PARTIES

Convertible Notes – Related Parties

On June 4, 2021 the Company issued a convertible promissory note for $30,000 to its CEO. The note has an annual interest rate of 8% and is unsecured. The note calls for monthly installment payments of $1,050 commencing on July 4, 2021. The unpaid principal amount of the note and all unpaid accrued interest is due and payable on or before June 4, 2023. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of June 30, 2021.

On June 4, 2021 the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of June 30, 2021. As of June 30, 2021 and December 31, 2020 Convertible Notes – Related Party consisted of the following:

	June 30,	December 31,
	2021	2020
Convertible Note payable, related parties	$50,000	-
Less current portion	(32,600)	-
Total	$17,400	-

Notes Payable – Related Parties

On January 19, 2017, the Company issued a promissory note for $15,000 to the Company’s CEO. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2022. As of June 30, 2021 and December 31, 2020 Notes Payable – Related Party consisted of the following:

	June 30,	December 31,
	2021	2020
Note payable, related party	$15,000	$15,000
Total	$15,000	$15,000

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2021

(unaudited)

NOTE 7 – DEBT

Loans payable – SBA

Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the SBA EIDL loan.

The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing May 21, 2021 (i.e., twelve (12) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. In April 2021, the SBA announced that they were extending the first payment due date for all loans until 2022. For COVID-19 EIDL loans made in calendar year 2020, the first payment due date is extended until 24 months from the date of the note. The obligations under the Loan Authorization and Agreement, and the Note shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

Payroll Protection Program

On May 28, 2020, the Company received funds pursuant to a Paycheck Protection Program loan (the “SBA PPP Loan”) from Riverview Bank, under recently enacted CARES Act administered by U.S. Small Business Administration. The Company received total proceeds of $100,000 from the SBA PPP Loan. In accordance with the requirements of the CARES Act, the Company will use proceeds from the SBA PPP Loan primarily for payroll costs. The SBA PPP Loan was scheduled to mature on May 22, 2022 but allowed for forgiveness if certain conditions were met. On January 30, 2021, the Company was notified by the SBA that the loan had been forgiven in its entirety, including outstanding principal of $100,000 and accrued interest of $655.

On March 3, 2021 the Company received funds pursuant to a Paycheck Protection Program loan (the “PPP loan”) from LIBERTY CP2, SPV, LP, under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. The Company received total proceeds of $100,000 from the PPP loan. The loan carried an interest rate of 1.00%. Pursuant to the terms of the note, the first payment shall be determined based on the deferment period and time required to process any application for forgiveness. The Note shall be due on March 1, 2026, or as determined by the SBA and Department of the Treasury.

As of June 30, 2021, and December 31, 2020 Debt consisted of the following:

	June 30,	December 31,
	2021	2020
Loan payable – SBA EIDL	$198,674	199,000
Loan payable – SBA PPP	100,000	100,000
Less current portion	(4,024)	(69,551)
Total	$243,026	229,449

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2021

(unaudited)

NOTE 8 -  STOCK OPTIONS

During the six months ended June 30, 2021 and 2020, the Company granted 400,000 and 150,000 options for services, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized expense of $13,874 and $12,078, respectively, for options that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $27,983.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2021 the Company has a total of 75,000 options issued under the 2011 Plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2021 the Company has a total of 1,915,556 options issued under the 2015 Plan.

In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of June 30, 2021, the Company has a total of 1,008,333 options issued under the 2017 Plan.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	June 30, 2021	June 30, 2020
Expected volatility	201%	159%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	1.20%	0.60%

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2021

(unaudited)

NOTE 8 -  STOCK OPTIONS (CONTINUED)

A summary of the status of the options granted at June 30, 2021 and December 31, 2020 and changes during the periods then ended is presented below:

	June 30,		December 31,
	2021		2020
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,890,556	0.20	2,940,556	0.25
Granted	400,000	0.11	150,000	0.06
Exercised	-	-	-	-
Expired or cancelled	-	-	(200,000)	0.87
Outstanding at end of period	3,290,556	0.19	2,890,556	0.20
Exercisable	3,023,889	0.19	2,882,223	0.20

A summary of the status of the options outstanding at June 30, 2021 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$ 0.01-0.99	3,290,556	3.46 years	3,023,889	0.19

NOTE 9 -  SUBSEQUENT EVENTS

Effective July 1, 2021, the Company entered into a lease for the premises located at 1345 Specialty Drive, Vista, California, consisting of Suites D & E, containing approximately 11,751 square feet of rentable area. The lease commences July 1, 2021 and expires on June 30, 2026. The monthly base rent under the lease is $9,988 per month and monthly operating expenses during the term of the lease, subject to adjustment per the lease, of $1,175 per month.

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

Results of Operations

For the three months ended June 30, 2021 and 2020

Revenues were $228,307 for the three months ended June 30, 2021 compared with $203,967 for the three months ended June 30, 2020, an increase of $24,340. The increase in revenues for the period relates primarily to an increase in filter sales.

Cost of sales was $161,572 for the three months ended June 30, 2021 compared with $144,860 for the three months ended June 30, 2020, an increase of $16,712. Our gross margin percentage was 29% for the three months ended June 30, 2021 compared with 29% in the same period in 2020.

Operating expenses for the three months ended June 30, 2021 were $149,659 compared with $186,469 in the same period in 2020, a decrease of $36,362 or 20%. General and administrative expense for the three months ended June 30, 2021 was $134,424 compared with $168,786 for the three months ended June 30, 2020.  Major components of general and administrative expenses for the three months ended June 30, 2021 were professional fees of $6,998, rent expense of $32,218, and salary and wages of $53,088. This compares to professional fees of $13,713, rent expense of $39,283 and salaries and wages of $53,198 for the three months ended June 30, 2020.  For the three months ended June 30, 2021 research and development outlays decreased to $17,099 compared with $17,547 for the three months ended June 30, 2020.

Our net loss for the three months ended June 30, 2021 was $89,181, or ($0.00) per share, compared with a net loss of $132,497, or ($0.01) per share, for the three months ended June 30, 2020.  The decreased net loss was primarily due to lower general and administrative expense during the three months ended June 30, 2021 over the same period a year earlier.

Results for the three months ended June 30, 2021 reflect the impact of non-cash expenses, including the value of options granted in the amount of $2,591, depreciation and amortization of $136 and the inventory reserve adjustment of $27,813.  For the three month period a year earlier non-cash expenses included options granted in the amount of $1,670, depreciation and amortization of $136 and the inventory reserve adjustment of $25,000.

For the six months ended June 30, 2021 and 2020

Revenues increased to $446,420 for the six months ended June 30, 2021 from $434,904 for the six months ended June 30, 2020, an increase of $11,516 or 3%.

Our cost of sales increased to $290,883 for the six months ended June 30, 2021 from $279,980 for the six months ended June 30, 2020, an increase of $10,903. Our gross margin was 35% for the six months ended June 30, 2021 compared to 36% in 2020.

Our operating expenses for the six months ended June 30, 2021 were $332,703 compared to $404,707 in 2020, a decrease of $72,004 or 18%.  General and administrative expense for the six months ended June 30, 2021 was $298,877 as compared to $354,750 for the six months ended June 30, 2020. Major components of general and administrative expenses for the six months ended June 30, 2021 were professional fees of $34,971, rent expense of $65,015 and salary and wages of $104,314. This compares to professional fees of $46,190, rent expense of $71,422, and salary and wages of $117,375 for the six months ended June 30, 2020. Research and development outlays were decreased to $33,555 for the six months ended June 30, 2021 compared to $49,686 for the six months ended June 30, 2020.

Our net loss for the six months ended June 30, 2021 was $89,576, or $0.00 per share, compared to a net loss of $259,202, or $0.01 per share, for the six months ended June 30, 2020. The decreased net loss was primarily due to the gain on extinguishment of liability income realized in the six months ended June 30, 2021 over the same period a year earlier.

Results for the six months ended June 30, 2021 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $13,874, depreciation and amortization of $271 and the inventory reserve adjustment of $50,542. For the six-month period a year earlier, non-cash expenses included the value of options and warrants granted of $12,078, depreciation and amortization of $271 and inventory reserve adjustment of $50,053.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At June 30, 2021, our current liabilities totaled $1,550,026 and our current assets totaled $867,014, resulting in negative working capital of $(683,012).

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,555,217 at June 30, 2021, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $189,751 for the six months ended June 30, 2021 compared with a negative operating cash flow of $201,204 during the six months ended June 30, 2020.

Included in the operating loss of $89,576 for the six months ended June 30, 2021 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $13,874, depreciation and amortization of $271 and the inventory reserve adjustment of $88,956.

Financing Activities

We realized a positive cash flow from financing activities of $149,674 for the six months ended June 30, 2021 compared with a positive cash flow of $288,000 for the six months ended June 30, 2020. The positive cash flow for the six months ended June 30, 2021 relates primarily to proceeds from long-term debt. The positive cash flow for the six months ended June 30, 2020 relates primarily to proceeds from long-term debt.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 0% of revenue for the periods ended June 30, 2021 and 2020, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the periods ended June 30, 2021 and 2020, respectively.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures were not effective as of June 30, 2021. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.OTHER INFORMATION

Subsequent Events.

Effective July 1, 2021, the Company entered into a lease for the premises located at 1345 Specialty Drive, Vista, California, consisting of Suites D & E, containing approximately 11,751 square feet of rentable area. The lease commences July 1, 2021 and expires on June 30, 2026. The monthly base rent under the lease is $9,988 per month and monthly operating expenses during the term of the lease of $1,175 per month.

ITEM 6. EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2021 and the audited balance sheet as of December 31, 2020, the condensed unaudited Statements of Operations for the three and six month periods ended June 30, 2021 and 2020, the condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2021 and 2020, and the condensed unaudited Statements of Stockholders’ Deficit as of June 30, 2021 and 2020, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: August 18, 2021	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: August 18, 2021	/s/ Werner Funk
By: Werner Funk