Form 10-Q
period 2021-09-30
Omnitek Engineering Corp
filed 2021-11-22
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2021

Commission File Number     000-53955

OMNITEK ENGINEERING CORP.

(Exact name of Registrant as specified in its charter)

California	33-0984450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Specialty Drive, Suite E, Vista, California 92081

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
N/A

As of November 19, 2021, the Registrant had 21,600,189 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.
Condensed Balance Sheets
	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$14,123	$60,729
Accounts receivable, net	12,613	9,455
Accounts receivable - related parties	30,475	17,345
Inventory, net	734,988	821,866
Contract assets	13,221	13,221
Deposits	8,195	38,610

Total Current Assets	813,615	961,226

Property and equipment, net	10,536	1,266

OTHER ASSETS
Operating lease right-of-use asset	624,403	-
Other noncurrent Assets	12,163	14,280
Total Other Assets	636,566	14,280

TOTAL ASSETS	$1,460,717	$976,772

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$428,685	$468,839
Accrued management compensation	616,311	595,158
Accounts payable - related parties	125,974	121,527
Note payable - related party	15,000	15,000
Convertible notes payable – related party	30,869	-
Contract liabilities	75,000	75,000
Current portion, long-term debt	-	69,551
Operating lease liabilities	104,849	-
Customer deposits	170,026	276,381
Total Current Liabilities	1,566,714	1,621,456
LONG-TERM LIABILITIES
Convertible notes payable - related party, net of current portion	15,680	-
Operating lease liabilities – long-term	531,993	-
Loans payable – SBA, net of current portion	298,674	229,449
Total Long-term Liabilities	846,347	229,449
Total Liabilities	2,413,061	1,850,905
STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized, no par value, 21,600,189 shares issued and outstanding	8,578,210	8,578,210
Additional paid-in capital	12,029,791	12,013,298
Accumulated deficit	(21,560,345)	(21,465,641)
Total Stockholders' Deficit	(952,344)	(874,133)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,460,717	$976,772

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

REVENUES	$311,909	$215,867	$758,329	$650,771
COST OF GOODS SOLD	165,286	122,624	456,169	402,604
GROSS MARGIN	146,623	93,243	302,160	248,167

OPERATING EXPENSES

General and administrative	145,811	164,549	444,688	519,300
Research and development	15,555	17,535	49,110	67,220
Depreciation and amortization	349	136	620	407

Total Operating Expenses	161,715	182,220	494,418	586,927

LOSS FROM OPERATIONS	(15,092)	(88,977)	(192,258)	(338,760)

OTHER INCOME (EXPENSE)

Other income	17,918	-	17,985	874
Loss on abandoned asset	(950)	-	(950)	-
Extinguishment of liability	-	-	100,655	-
Interest expense	(7,004)	(4,392)	(19,336)	(14,685)

Total Other Income (Expense)	9,964	(4,392)	98,354	(13,811)

LOSS BEFORE INCOME TAXES	(5,128)	(93,369)	(93,904)	(352,571)
INCOME TAX EXPENSE	-	800	800	800

NET LOSS	$(5,128)	$(94,169)	$(94,704)	$(353,371)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
-BASIC AND DILUTED	21,600,189	21,561,000	21,600,189	20,414,922

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2021	September 30, 2020
OPERATING ACTIVITIES
Net loss	$(94,704)	$(353,371)
Adjustments to reconcile net loss to
net cash used in operating activities:
Amortization and depreciation expense	620	407
Loss on abandoned asset	950	-
Options and warrants issued for services	16,493	13,767
Extinguishment of liability	(100,655)	-
Amortization of ROU asset	27,947	-
Inventory reserve	(121,572)	49,681
Changes in operating assets and liabilities:
Accounts receivable	(3,158)	(4,112)
Accounts receivable–related parties	(13,130)	2,191
Contract assets	-	-
Deposits	30,415	(5,369)
Inventory	208,450	67,417
Accounts payable and accrued expenses	(39,499)	(71,628)
Contract liabilities	-	-
Customer deposits	(106,355)	(5,856)
Accounts payable-related parties	4,447	(12,052)
Other noncurrent assets	2,117	-
Accrued management compensation	21,153	49,231
Operating lease liability	(15,508)

Net Cash Used in Operating Activities	(181,989)	(269,694)

INVESTING ACTIVITIES
Purchase of fixed assets	(10,840)	-
Net Cash Used in Investing Activities	(10,840)	-

FINANCING ACTIVITIES
Proceeds from loans payable - SBA	100,000	299,000
Proceeds from convertible notes payable - related party	50,000	-
Payments on related party note payable	(3,777)	(27,000)
Proceeds from stock subscription	-	31,000
Payments on convertible note payable	-	(15,000)

Net Cash Provided by Financing Activities	146,223	288,000

NET CHANGE IN CASH	(46,606)	18,306
CASH AT BEGINNING OF YEAR	60,729	20,236

CASH AT END OF PERIOD	$14,123	$38,542
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$13,103	$13,297
Income taxes	$800	$800
NON CASH FINANCING ACTIVITIES:
Common stock issued for stock subscription	$-	$51,000
Adoption of ASC 842 – ROU Asset	$653,701
Adoption of ASC 842 – ROU Liability	$(652,350)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit (unaudited)

			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance, December 31, 2020	21,600,189	$8,578,210	$ -	$ 12,013,298	$(21,465,641)	$(874,133)

Value of options and warrants
issued for services	-	-	-	11,283	-	11,283

Deposit – stock purchase agreement	-	-	-	-	-	-

Net loss for the three months ended March 31, 2021	-	-	-	-	(395)	(395)

Balance, March 31, 2021	21,600,189	$8,578,210	$ -	$ 12,024,581	$(21,466,036)	$(863,245)

Value of options issued for services	-	-	-	2,591	-	2,591

Net loss for three months ended June 30, 2021	-	-	-	-	(89,181)	(89,181)
Balance, June 30, 2021	21,600,189	$8,578,210	$ -	$ 12,027,172	$(21,555,117)	$(949,835)

Value of options issued for services	-	-	-	2,619	-	2,619

Net loss for three months ended September 30, 2021	-	-	-	-	(5,128)	(5,128)
Balance, September 30, 2021	21,600,189	$8,578,210	$ -	$ 12,029,791	$(21,560,345)	$ (952,344)

			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance, December 31, 2019	21,339,865	$ 8,527,210	20,000	$ 11,997,842	$ (20,975,929)	$(430,877)

Value of options issued for services	-	-	-	10,408	-	10,408

Deposit – stock purchase agreement			31,000			31,000

Net loss for the three months ended
March 31, 2020	-	-	-	-	(126,705)	(126,705)

Balance, March 31, 2020	21,339,865	$ 8,527,210	51,000	$ 12,008,250	$ (21,102,634)	$(516,174)

Value of options issued for services	-	-	-	1,670	-	1,670

Net loss for the three months ended
June 30, 2020	-	-	-	-	(132,497)	(132,497)
Balance, June 30, 2020	21,339,865	$ 8,527,210	51,000	$ 12,009,920	$ (21,235,131)	$(647,001)

Value of options issued for services	-	-	-	1,689	-	1,689

Common stock issued for subscription	260,324	51,000	(51,000)	-	-	-

Net loss for the three months ended September 30, 2020	-	-	-	-	(94,169)	(94,169)
Balance, September 30, 2020	21,600,189	$ 8,578,210	-	$ 12,011,609	$ (21,329,300)	$(739,481)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2021

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2021 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2020 audited financial statements.  The results of operations for the periods ended September 30, 2021 and September 30, 2020 are not necessarily indicative of the operating results for the full years.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2021

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 0% of revenue for the periods ended September 30, 2021 and September 30, 2020, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the periods ended September 30, 2021 and September 30, 2020, respectively.

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

September 30, 2021

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type for the three months ended September 30, 2021 and September 30, 2020:

	For the three months ended September 30,			For the three months ended September 30,
	2021			2020
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$84,491	-	84,491	$117,632	-	117,632
International	227,418	-	227,418	98,235	-	98,235
	$311,909	-	311,909	$215,867	-	215,867

Filters	$189,559	-	189,559	$45,561	-	45,561
Components	122,350	-	122,350	170,306	-	170,306
Engineering Services	-	-	-	-	-	-
	$311,909	-	311,909	$215,867	-	215,867

The following table presents Omnitek’s revenues disaggregated by region and product type for the nine months ended September 30, 2021 and September 30, 2020:

	For the nine months ended September 30,			For the nine months ended September 30,
	2021			2020
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$318,360	-	318,360	$463,971	-	463,971
International	439,969	-	439,969	186,800	-	186,800
	$758,329	-	758,329	$650,771	-	650,771

Filters	$399,966	-	399,966	$209,593	-	209,593
Components	349,893	-	349,893	441,178	-	441,178
Engineering Services	8,470	-	8,470	-	-	-
	$758,329	-	758,329	$650,771	-	650,771

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2021

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	September 30,	December 31,
Location : Vista, CA	2021	2020
Raw materials	$847,392	$917,567
Finished goods	824,333	962,608
Allowance for obsolete inventory	(936,737)	(1,058,309)
Total	$734,988	$821,866

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $51,165 and $49,681, for the periods ended September 30, 2021 and September 30, 2020, respectively.

Property and Equipment

Property and equipment at September 30, 2021 and December 31, 2020 consisted of the following:

	September 30,	December 31,
	2021	2020
Production equipment	$65,417	$64,673
Computers/Office equipment	28,540	28,540
Tooling equipment	12,380	12,380
Leasehold Improvements	7,383	42,451
Less: accumulated depreciation	(103,184)	(146,778)
Total	$10,536	$1,266

Depreciation expense for the periods ended September 30, 2021 and September 30, 2020 was $620 and $407, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 3,048,889 and 2,857,223 stock options that would have been included in the fully diluted earnings per share as of September 30, 2021 and September 30, 2020, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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

September 30, 2021

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2021 and December 31, 2020 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Operating Lease Right-of-Use Assets and Liabilities

Operating lease right-of-use asset represents the Company’s right to use an underlying asset for the lease term and operating lease liability represents its obliation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized when the Company takes possession of the leased property (the Commencement Date) based on the present value of lease payments over the lease term. Rent expense on noncancellable leases containing known future scheduled rent increases is recorded on a straight-line basis over the term of the lease beginning on the Commencement Day.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of September 30, 2021, the Company had an accumulated deficit of $21,560,345 and total stockholders’ deficit of $(952,344).  At September 30, 2021, the Company had current assets of $813,615 including cash of $14,123, and current liabilities of $1,566,714, resulting in negative working capital of $(753,099). For the nine months ended September 30, 2021, the Company reported a net loss of $94,704 and net cash used in operating activities of $181,989. Management believes that based on its operating plan, the projected sales for 2021, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2021

(unaudited)

NOTE 3 – CONTRACT ASSETS AND LIABILITIES (Continued)

The table below reconciles the net excess billings to the amounts included in the balance sheets at those dates:

	September 30,	December 31,
	2021	2020
Contract assets	$13,221	$13,221
Contract liabilities	$(75,000)	$(75,000)
Net amount of contract liabilities in excess of contract assets	$(61,779)	$(61,779)

NOTE 4 – LEASES

The Company’s leases consist of an operating lease for general office space and warehouse facilities. The Company recognizes rent expense for this lease on a straight-line basis over the lease term. Because the lease does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease Commencement Date in determining the present value of future lease payments.

On June 3, 2021, the Company entered into a lease for the premises located at 1345 Specialty Drive #E, Vista, CA, containing approximately 11,751 square feet of rentable area. The lease commenced on July 1, 2021 and expires on June 30, 2026. The monthly base rent under the lease is $9,988 per month and monthly operating expenses during the term of the lease, subject to adjustment under the lease, is $1,175 per month.  On Commencement Date the Company recognized a ROU asset of $653,701 and a lease liability of $652,350.

In agreement with the Company’s former landlord, the Company vacated the previous leasehold effective July 15, 2021. As of September 30, 2021 the outstanding balance of back rent, included in accounts payable,  was $23,374.

As of September 30, 2021, maturities of operating lease liabilities were as follows:

Years ending December 31,
2021 (remaining)	$33,489
2022	133,956
2023	141,036
2024	148,074
Thereafter	264,402
Total lease payments	720,957
Less: imputed interest	(84,115)
Total lease liability	$636,842
Less: current lease liability	(104,849)
Long-term lease liability	$531,993

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

As of September 30, 2021 and December 31, 2020, the Company was owed $30,475 and $17,345, respectively, by an entity controlled by the Company’s CEO for purchase of products and services.

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of September 30, 2021 and December 31, 2020, the Company owed a board member’s company for such expenses, goods and services in the amounts of $125,974 and $121,527, respectively.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2021

(unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Accrued Management Compensation

For the periods ended September 30, 2021 and December 31, 2020, the Company’s president was due amounts for services performed for the Company.

As of September 30, 2021 and December 31, 2020 the accrued management fees consisted of the following:

	September 30,	December 31,
	2021	2020
Amounts due to the president	$616,311	$595,158
Total	$616,311	$595,158

NOTE 6 – NOTES PAYABLE - RELATED PARTY

Convertible Notes – Related Parties

On June 4, 2021 the Company issued a convertible promissory note for $30,000 to its CEO. The note has an annual interest rate of 8% and is unsecured. The note calls for monthly installment payments of $1,050 commencing on July 4, 2021. The unpaid principal amount of the note and all unpaid accrued interest is due and payable on or before June 4, 2023. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of September 30, 2021.

On June 4, 2021 the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of September 30, 2021. As of September 30, 2021 and December 31, 2020 Convertible Notes – Related Party consisted of the following:

	September 30,	December 31,
	2021	2020
Convertible Note payable, related parties	$46,549	$-
Less current portion	(30,869)	-
Total	$15,680	$-

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2021

(unaudited)

NOTE 6 – NOTES PAYABLE - RELATED PARTY (Continued)

Notes Payable – Related Party

On January 19, 2017 the Company issued a promissory note for $15,000 to the Company’s CEO. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2021. As of September 30, 2021 and December 31, 2020 Notes Payable – Related Party consisted of the following:

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2021

(unaudited)

As of September 30, 2021, and December 31, 2020 Debt consisted of the following:

	September 30,	December 31,
	2021	2020
Loan payable – SBA EIDL	$198,674	$199,000
Loan payable – SBA PPP	100,000	100,000
Less current portion	-	(69,551)
Total	$298,674	$229,449

NOTE 8 -  STOCK OPTIONS AND WARRANTS

During the nine months ended September 30, 2021 and 2020, the Company granted 400,000 and 150,000 options for services, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized expense of $16,493 and $13,767, respectively, for options and warrants that vested during the periods pursuant to ASC Topic 718. Total remaining amount of compensation expense to be recognized in future periods is $25,364.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2021 the Company has a total of 75,000 options issued under the 2011 Plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2021 the Company has a total of 1,915,556 options issued under the 2015 Plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of September 30, 2021, the Company has a total of 1,300,000 options issued under the 2017 Plan.  During the nine months ended September 30, 2021 and September 30, 2020 the Company issued -0- and -0- warrants, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	September 30, 2021	September 30, 2020
Expected volatility	201%	159%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	1.20%	0.60%

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2021

(unaudited)

NOTE 8 -  STOCK OPTIONS AND WARRANTS (CONTINUED)

A summary of the status of the options and warrants granted at September 30, 2021 and December 31, 2020 and changes during the periods then ended is presented below:

	September 30,		December 31,
	2021		2020
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,890,556	$0.20	2,940,556	$0.25
Granted	400,000	0.11	150,000	0.06
Exercised	-	-	-	-
Expired or cancelled	-	-	(200,000)	0.87
Outstanding at end of period	3,290,556	0.19	2,890,556	0.20
Exercisable	3,048,889	$0.19	2,882,223	$0.20

A summary of the status of the options and warrants outstanding at September 30, 2021 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$ 0.01-0.99	3,290,556	3.46 years	3,048,889	$ 0.19

NOTE 9 -  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the dates of these financial statements were used. The Company confirms non-occurrence of any subsequent agreement or events.

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

Results of Operations

For the three months ended September 30, 2021 and September 30, 2020

Revenues were $311,909 for the three months ended September 30, 2021 compared with $215,867 for the three months ended September 30, 2020, an increase of $96,042. The increase in revenues for the period relates primarily to increased international sales. Sales further benefited from a one-time gain due to the liquidation of certain obsolete inventory sold during the company’s relocation to another facility with less warehouse space during the third quarter.

Cost of sales was $165,286 for the three months ended September 30, 2021 compared with $122,624 for the three months ended September 30, 2020, an increase of $42,662. Our gross margin percentage was 47% for the three months ended September 30, 2021 compared with 43% in the same period in 2020. The higher margin for the three months ended September 30, 2021 relates primarily to product mix.

Operating expenses for the three months ended September 30, 2021 were $161,715 compared with $182,220 in the same period in 2020, a decrease of $20,505 or 11%. General and administrative expense for the three months ended September 30, 2021 was $145,811 compared with $164,549 for the three months ended September 30, 2020. Major components of general and administrative expenses for the three months ended September 30, 2021 were professional fees of $16,100, rent expense of $33,097, and salary and wages of $54,698 This compares to professional fees of $11,757, rent expense of $22,240 and salaries and wages of $55,532 for the three months ended September 30, 2020.  For the three months ended September 30, 2021 research and development outlays decreased to $15,555 compared with $17,535 for the three months ended September 30, 2020.

Our net loss for the three months ended September 30, 2021 was $5,128, or ($0.00) per share, compared with a net loss of $94,169, or ($0.00) per share, for the three months ended September 30, 2020.  The decreased net loss during the three months ended September 30, 2021 over the same period a year earlier, was primarily due to higher revenues and a one-time gain due to the liquidation of certain obsolete inventory sold during the company’s relocation to another facility with less warehouse space.  For the three months ended September 30, 2021 Other income was $17,918 compared to $0 for the three months ended September 30, 2020.  This was due to a one-time sale that was not in the ordinary course of business.

Results for the three months ended September 30, 2021 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $2,619 and depreciation and amortization of $349.  For the three-month period a year earlier non-cash expenses included options and warrants granted in the amount of $1,689 and depreciation and amortization of $136.

For the nine months ended September 30, 2021 and September 30, 2020

Revenues increased to $758,329 for the nine months ended September 30, 2021 from $650,771 for the nine months ended September 30, 2020, an increase of $107,558 or 17%. The increase in revenues for the period relates primarily to increased international sales. Sales further benefited from a one-time gain due to the liquidation of certain obsolete inventory sold during the company’s relocation to another facility with less warehouse space during the third quarter.

Our cost of sales increased to $456,169 for the nine months ended September 30, 2021 from $402,604 for the nine months ended September 30, 2020, an increase of $53,565. Our gross margin was 40% for the nine months ended September 30, 2021 compared with 38% in 2020.

Our operating expenses for the nine months ended September 30, 2021 were $494,418 compared to $586,927 in 2020, a decrease of $92,509 or 16%.  General and administrative expense for the nine months ended September 30, 2021 was $444,688 as compared to $519,300 for the nine months ended September 30, 2020. Major components of general and administrative expenses for the nine months ended September 30, 2021 were professional fees of $46,727, rent expense of $87,255 and salary and wages of $159,846. This compares with professional fees of $62,290, rent expense of 104,519, and salary and wages of $172,073 for the nine months ended September 30, 2020. Research and development outlays were decreased to $49,110 for the nine months ended September 30, 2021 compared with $67,221 for the nine months ended September 30, 2020.

Our net loss for the nine months ended September 30, 2021 was $94,704, or ($0.00) per share, compared to a net loss of $353,371, or ($0.02) per share, for the nine months ended September 30, 2020. The decreased net loss over the same period a year earlier was primarily due to higher revenues and a one-time gain due to the liquidation of certain obsolete inventory during the nine months ended September 30, 2021.

Results for the nine months ended September 30, 2021 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $16,493, depreciation and amortization of $620 and the inventory reserve adjustment of $(121,572). For the nine-month period a year earlier, non-cash expenses included the value of options and warrants granted of $13,767, depreciation and amortization of $407 and inventory reserve adjustment of $49,681. For the nine months ended September 30, 2021 Other income was $17,985 compared to $874 for the nine months ended September 30, 2020.  This was due to a one-time sale that was not in the ordinary course of business.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At September 30, 2021, our current liabilities totaled $1,566,714 and our current assets totaled $813,615, resulting in negative working capital of $753,099.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,560,345 at September 30, 2021, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $181,989 for the nine months ended September 30, 2021 compared with a negative cash flow of $269,694 during the nine months ended September 30, 2020.

Included in the operating loss of $94,704 for the nine months ended September 30, 2021 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $16,493, depreciation and amortization of $620 and the inventory reserve adjustment of $(121,572).

Financing Activities

We realized a positive cash flow from financing activities of $146,223 for the nine months ended September 30, 2021 compared with positive cash flow of $288,000 for the nine months ended September 30, 2020. The positive cash flow for the nine months ended September 30, 2021 relates primarily to proceeds from long-term debt. The positive cash flow for the nine months ended September 30, 2020 relates to proceeds from long-term debt.

Investing Activities

We realized a negative cash flow from investing activities of $10,840 for the nine months ended September 30, 2021 compared with zero cash flows from investing activities for the nine months ended September 30, 2020. The negative cash flow for the nine months ended September 30, 2021 relates to expenditures for leasehold improvements and equipment.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 0% of revenue for the periods ended September 30, 2021 and September 30, 2020, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the periods ended September 30, 2021 and September 30, 2020, respectively.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2021. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2021 and the audited balance sheet as of December 31, 2020, the condensed unaudited Statements of Operations for the three month periods ended September 30, 2021 and 2020, the condensed unaudited Statements of Cash Flows for the nine month periods ended September 30, 2021 and 2020, and the condensed unaudited Statements of Stockholders’ Equity (Deficit) as of September 30, 2021 and 2020, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: November 22, 2021	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: November 22, 2021	/s/ Werner Funk
By: Werner Funk