Form 10-K
period 2021-12-31
Omnitek Engineering Corp
filed 2022-04-07
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53955

___________________________________

OMNITEK ENGINEERING CORP.

(Exact name of Registrant as specified in its charter)

California	33-0984450
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1345 Specialty Dr. #E, Vista, California	92081
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 760-591-0089

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2021, was $1,595,349.

As of March 31, 2022, there were 21,948,091 shares of the registrant’s Common Stock outstanding.

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

PART I.

ITEM 1. BUSINESS

General Development of Business

Omnitek Engineering, Corp., a California corporation, began operations on October 10, 2001, and was a spin-off from Nology Engineering, Inc., a manufacturer in the automotive aftermarket parts industry and the developer/manufacturer of the patented “HotWires” spark plug wires. We currently conduct our business activities at our offices at 1345 Specialty Dr. #E, Vista, California, 92081, which consists of approximately 11,751 square feet of industrial space. Omnitek has never filed for bankruptcy and has never been subject to receivership or similar proceedings.

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

At this time the Company has received US, EPA approval for the Navistar DT466E and DT530E engines, and a Certificate of Conformity for the Mack E7, Detroit Diesel Series 60 and Caterpillar 3406E/C15 engine models, as well as EURO VI certification from the European Union for the OT13 heavy-duty 13 liter natural gas engine.

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

At this time the Company has received US, EPA approval for the Navistar DT466E and DT530E engines, and a Certificate of Conformity for the Mack E7, Detroit Diesel Series 60 and Caterpillar 3406E/C15 engine models, as well as EURO VI certification from the European Union for the OT13 heavy-duty 13 liter natural gas engine.

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

During the year ended December 31, 2021, four suppliers accounted for 81% of products purchased compared with the year ended December 31, 2020, where eight suppliers accounted for 71% of products purchased.

See Risk Factors Item “Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.”

Dependence on one or few major customers

The Company believes that the diversity of the product line offered alleviates the dependence on any customer. Through a widespread use of our product line, Omnitek is striving to develop a wide base of customers. During the year ended December 31, 2021 eight customers accounted for approximately 84% of sales. During the year ended December 31, 2020, eight customers accounted for approximately 80% of sales.

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

Currently Omnitek has received EPA approval and certification for our diesel-to-natural gas conversion technology for the heavy-duty Navistar DT466E and DT530E up to model year 2003, Mack E7E engines up to model year 2006, all Detroit Diesel Series 60 engine families for model years 1988 to 2009, and the Caterpillar 3406E/C15 engine families for model years 1993 to 2006, as well as EURO VI certification from the European Union for the OT13 heavy-duty 13 liter natural gas engine.

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

Management believes that these reporting obligations increase the Company’s annual legal and accounting costs by an estimated $50,000.

Omnitek is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the Company’s business.

Research and Development

Research and development expenditures for the last two fiscal years, 2021 and 2020, were $63,821 and $82,052 respectively, and were comprised of charges for engine certification testing, purchase of equipment and parts for R&D, and the cost of personnel in the development of products and services.

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

Risks Related to Ukrainian Crises

Russia’s recent military intervention in Ukraine and the international community’s response have created substantial political and economic disruption, uncertainty, and risk.

Russia’s military intervention in Ukraine in late February 2022, Ukraine’s widespread resistance, and the NATO led and United States coordinated economic, financial, communications, and other sanctions imposed by other countries have created significant political and economic world uncertainty. There is significant risk of expanded military confrontation between Russia and other countries, possibly including the United States. Current and likely additional international sanctions against Russia may contribute to higher costs, particularly for petroleum-based products. These and related actions, responses, and consequences that cannot now be predicted or controlled may contribute to world-wide economic reversals. In these circumstances, receipt of supplies and products may be interrupted or may be delayed or otherwise negatively impact our operations.

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

Approximately eight customers accounted for 80% of revenue for the year ended December 31, 2021, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability.

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

Management believes that these reporting obligations will increase Omnitek’s annual legal and accounting costs by an estimated $50,000.

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

In agreement with the Company’s former landlord, the Company vacated the previous leasehold effective July 15, 2021. As of December 31, 2021 the outstanding balance of back rent, included in accounts payable, was $23,374.

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

	Company Common Stock Prices
2021	High	Low
Quarter ended December 31	$0.10	$0.08
Quarter ended September 30	$0.12	$0.08
Quarter ended June 30	$0.18	$0.09
Quarter ended March 31	$0.49	$0.03

2020
Quarter ended December 31	$0.06	$0.02
Quarter ended September 30	$0.06	$0.03
Quarter ended June 30	$0.06	$0.04
Quarter ended March 31	$0.09	$0.05

On April 4, 2022, the closing quotation per share for our common stock as reported on the OTCQB was $0.07.

Holders

As of March 25, 2022, we have approximately 46 stockholders of record of our common stock. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.

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

ITEM 6. RESERVED

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

Results of Operations

For the years ended December 31, 2021 and 2020

Revenues were $1,097,467 for 2021 compared with $875,997 in 2020, an increase of $221,470, or 25%. The increase in revenues is primarily attributable to an increase in international sales.

Total cost of goods sold increased to $621,659 in 2021 from $588,944 in 2020, which included a non-cash inventory adjustment of $47,959 in 2021 and 69,417 in 2020, for an increase of $32,715. Gross margin, including the impact of the non-cash inventory reserve adjustment was $475,808 compared with $287,053 in 2020. Gross margin as a percentage of sales for 2021 was 43 percent compared with 33 percent in 2020.  Excluding the non-cash inventory reserve adjustment of $47,959 in 2021 and $69,417 in 2020, gross margin as a percentage of net sales was 47 percent and 41 percent, respectively.

Our operating expenses for 2021 were $665,300 compared with $754,267 in 2020, a decrease of $88,967, or 12%.  General and administrative expense for 2021 was $600,169 compared with $671,672 in 2020.  The decrease was due primarily to rent expense of $98,106 in 2021 compared with $137,616 in 2020. Major components of general and administrative expenses in 2021 were insurance expense of $58,816, rent expense of $98,106 and salary and wages of $213,316. This compares with insurance expense of $97,080, rent expense of $137,616, and salary and wages of $225,485 during 2020. Research and development outlays were $63,829 in 2021 compared with $82,052 in 2020.

Our net income in 2021 was $17,409, or $0.00 per share, compared with a net loss of $489,712, or $(0.02) per share, in 2020. Net income in 2021 was primarily due to the extinguishment of liability income realized in 2021 under the SBA’s Payroll Protection Program. Additionally, operating loss for the year ended December 31, 2021 was

$189,492 compared with $467,214 for the year ended December 31, 2020.  The decreased operating loss in 2021 was primarily due to increased revenues in 2021.

Results for the year ended December 31, 2021 reflect non-cash expenses, including the value of options and warrants granted in the amount of $19,112, depreciation and amortization of $1,302, the inventory reserve adjustment of $53,453, the forgiveness of debt by the SBA of $200,321 and amortization of ROU assets in the amount of $58,653. For the year ended December 31, 2020, non-cash expenses included the value of options and warrants granted of $15,456, depreciation and amortization of $543 and the inventory reserve adjustment of $69,417.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital.  Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At December 31, 2021, our current liabilities totaled $1,516,537 and our current assets totaled $803,724, resulting in negative working capital of $712,813.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,448,232 at December 31, 2021, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to, and has had no effect on, our operations or cash flow. The derivative expense and change in fair value of derivative liability was a one-time charge reflected on the Form 10-K for the year ended December 31, 2013.

Operating Activities

We realized negative cash flow from operations of $130,146 for the year ended December 31, 2021 compared with negative cash flow of $247,507 during the year ended December 31, 2020.

Included in the net income of $17,409 for the year ended December 31, 2021 are non-cash expenses, which are not a drain on our capital resources. During 2021, these non-cash expenses include the value of options and warrants granted in the amount of $19,112, depreciation and amortization of $1,302, the inventory reserve adjustment of $53,453, the forgiveness of debt by the SBA of $200,321 and amortization of ROU assets in the amount of $58,653.

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

Stock-based Compensation

ASC 718, “Compensation — Stock Compensation,” prescribes accounting and reporting standards for all stock-based payment transactions in which employee services, and, since February 1, 2019, non-employee services, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Stock-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Liquidity & Going Concerns Policy

Historically, the Company has incurred net losses and negative cash flows from operations. Management believes that based on its operating plan, the projected sales for 2022, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months from the date these financial statements were issued.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. From time to time the Company has raised additional capital through the sale of equity and financing activities to support its operations, and should the need arise will attempt to do so in the future, however,  it is uncertain whether the Company will be successful in its efforts to raise additional capital in the future, if necessary.

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

We recognize revenue on various products and services as follows:

Contract Balances - The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the balance sheet. For Omnitek’s long-term contracts, amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, Omnitek sometimes receives advances or deposits from its customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities).

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 1% and 0% of revenue for the years ended December 31, 2021 and 2020, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 99% and 100% of revenue for the years ended December 31, 2021 and 2020, respectively.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2021.  Based on that evaluation, it was concluded that the disclosure controls and procedures were not effective as of December 31, 2021.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting, using criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on that assessment, management identified material weaknesses in internal control over financial reporting as of December 31, 2021 as further described below. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2021 were not effective, based on COSO’s framework.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

On December 14, 2021, the Company issued 347,902 restricted shares of common stock, having a fair value amount of $29,920, to an accredited investor in payment of $28,876 owing for prior services rendered to the Company. No underwriters were involved in the transaction. The shares were issued pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933.

ITEM 9B.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director
Werner Funk	63	President, CEO, Secretary and Director	One Year	May 2001 to Present

Gary S. Maier	68	Director	One Year	August 2012 to Present

John M. Palumbo	66	Director	One Year	October 2013 to Present

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by Omnitek and representations from certain reporting persons, Omnitek believes that for the fiscal year ended December 31, 2021, all the officers, directors and more than 10% beneficial owners complied with the above-described filing requirements.

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

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the periods ended December 31, 2021 and 2020 (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)
Werner Funk	2021	$125,000(1)	-	$8,712	-	$-	$133,712
CEO, President, and Secretary	2020	$100,961(1)	-	$9,618	-	$-	$110,579

(1) In 2021, Mr. Funk’s base salary according to his employment agreement with the Company was $150,000. Mr. Funk deferred $25,000 of his 2021 salary. In 2020, Mr. Funk’s base salary according to his employment agreement with the Company was $150,000. Mr. Funk deferred $49,039 of his 2020 salary.

Narrative Disclosure to Summary Compensation Table

On March 10, 2021, Omnitek entered into an Employment Agreement with, and to continue the employment of, Werner Funk, the President and CEO of the Company.  The term of Employment Agreement began on March 10, 2021, (the “Effective Date”) and shall continue for a period of three years until March 13, 2024, unless terminated earlier pursuant to other provisions of the Agreement.  During the Employment Period, Omnitek agrees to pay Mr. Funk a Base Salary of $150,000 per year.

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

Compensation of Directors

There was no compensation paid to any director who was not a Named Executive Officer during the year ended December 31, 2021, other than that provided for attendance at meetings.

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

Outstanding Equity Awards At Fiscal Year-End

The following table provides information for the named executive officers on stock option holdings as of December 31, 2021.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Werner Funk	470,000	0	0	$0.286	4/14/2023
	605,556	0	0	$0.18	2/9/2024
	50,000	0	0	$0.077	1/10/2025
	300,000	0	0	$0.077	1/14/2025
	50,000	0	0	$0.099	1/15/2026
	50,000	0	0	$0.066	3/26/2027
	75,000	225,000	0	$0.116	3/9/2028

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information, as of March 31, 2022, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 21,948,001 shares of common stock outstanding:

Security Ownership of Certain Beneficial Owners

The following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1345 Specialty Dr. #E Vista, CA 92081	10,038,748(1) (2)	45.74%

(1)      This amount includes 8,413,192 shares of common stock currently vested options to purchase 1,625,556 shares of common stock.

(2)      Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of our voting securities held by all of Omnitek’s current directors and executive officers.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1345 Specialty Dr. #E Vista, CA 92081	10,038,748(1) (2)	45.74%

Common Stock	Gary S. Maier 1345 Specialty Dr. #E Vista, CA 92081	415,500(3)	1.89%

Common Stock	John M. Palumbo 1345 Specialty Dr. #E Vista, CA 92081	474,820(4)	2.16%

Common Stock	Directors and Executive Officers as a Group (3 persons)	10,929,068	49.80%

**The percentages in the above table are based on 21,948,091 shares of common stock outstanding.

(1)This amount includes 8,413,192 shares of common stock currently vested options to purchase 1,625,556 shares of common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,290,556(1)	$0.25	4,034,444(2)

Equity compensation plans Not approved by stockholders	N/A	N/A	N/A
Total	3,290,556	$0.25	4,034,444

(1)Of these shares, 1,300,000 options are outstanding under the 2017 Plan, 1,915,556 options are outstanding under the 2015 Plan and 75,000 options are outstanding under the 2011 Plan.

(2)Represents 3,700,000 shares available for issuance under the 2017 Plan, 334,444 shares available for issuance under the 2015 Plan. No new awards will be granted under the 2011Plan.  Shares available under the 2015 Plan may be used for any type of award authorized in that plan, including stock options, stock appreciation rights, and full-value awards.

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

On June 4, 2021 the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. On December 14, 2021, the Convertible Promissory Note with an original Maturity Date of December 4, 2021, was extended for an additional period of 3 months until March 4, 2022. On March 4, 2022, the Note was extended for an additional period of 3 months until June 4, 2022.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2021, we incurred $38,448 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2021.

During the fiscal year ended December 31, 2020, we incurred $41,006 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2020.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2021 and 2020 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2021 and 2020 for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $2,400 and $2,400, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2021 and 2020 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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
101**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

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

Dated: April 7, 2022
By: Werner Funk
Its: President and Secretary,
CEO, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 7, 2022
Werner Funk, Director

Dated: April 7, 2022	/s/ Gary S. Maier
Gary Maier, Director

Dated: April 7, 2022	/s/ John M. Palumbo
John M. Palumbo, Director

OMNITEK ENGINEERING CORP.

FINANCIAL STATEMENTS

December 31, 2021 and 2020

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Omnitek Engineering Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Omnitek Engineering Corp. (“the Company”) as of December 31, 2021 and 2020, the related statements of operations, cash flows, and stockholders’ deficit for each of the years in the two-year period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years  in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Description

As described in Note 2 to the financial statements, the Company’s inventories are valued at the lower of cost or net realizable value, determined on an average cost basis. The Company also determines a reserve for slow moving and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which consider historical usage, known trends, inventory age, and market conditions. At December 31, 2021, the approximate balance of inventory and inventory reserves were $1.6 million and $0.9 million, respectively.

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

Draper, UT

April 7, 2022

OMNITEK ENGINEERING CORP.

Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$59,674	$60,729
Accounts receivable, net	9,555	9,455
Accounts receivable - related parties	-	17,345
Inventories, net	717,044	821,866
Contract assets	13,221	13,221
Deposits	4,230	38,610
Total Current Assets	803,724	961,226

PROPERTY & EQUIPMENT, net	14,373	1,266

OTHER ASSETS
Operating lease – Right-of-use asset	593,697	-
Long-term deposit	13,514	14,280
Total Other Assets	607,211	14,280

TOTAL ASSETS	$1,425,308	$976,772

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$373,221	$468,839
Accrued management compensation	620,735	595,158
Accounts payable - related parties	124,472	121,527
Notes payable - related parties, current portion	15,000	15,000
Convertible notes payable – related party	31,090	-
Contract liabilities	75,000	75,000
Customer deposits	170,870	276,381
Operating lease liabilities - current	106,149	-
Current portion, long-term debt	-	69,551
Total Current Liabilities	1,516,537	1,621,456

LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	198,674	229,449
Convertible notes payable – related party, net of current portion	12,826	-
Operating lease liabilities – long-term	504,963	-
Total Long-term Liabilities	716,463	229,449
Total Liabilities	2,233,000	1,850,905

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,600,189 shares, respectively issued and outstanding	8,607,086	8,578,210
Additional paid-in capital	12,033,454	12,013,298
Accumulated deficit	(21,448,232)	(21,465,641)
Total Stockholders' Deficit	(807,692)	(874,133)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,425,308	$976,772

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020

REVENUES	$1,097,467	$875,997
COST OF GOODS SOLD	573,700	519,527
INVENTORY RESERVE ADJUSTMENT	47,959	69,417
Total Cost of Goods Sold	621,659	588,944
GROSS MARGIN	475,808	287,053

OPERATING EXPENSES

General and administrative	600,169	671,672
Research and development	63,829	82,052
Depreciation and amortization	1,302	543

Total Operating Expenses	665,300	754,267

LOSS FROM OPERATIONS	(189,492)	(467,214)

OTHER INCOME (EXPENSE)

Other income (expense)	32,100	(1,840)
Forgiveness of debt	200,321	-
Interest expense	(24,720)	(19,858)

Total Other Expense	207,701	(21,698)

INCOME (LOSS) BEFORE INCOME TAXES	18,209	(488,912)
INCOME TAX EXPENSE	800	800

NET INCOME (LOSS)	$17,409	$(489,712)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC	21,600,189	21,461,492
- FULLY DILUTED	23,708,115	21,461,492
The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$17,409	$(489,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	1,302	543
Options and warrants granted	19,112	15,456
Forgiveness of debt	(200,321)	-
Loss on abandoned asset	90	-
Amortization of ROU asset	58,653	-
Inventory reserve	53,453	69,417
Changes in operating assets and liabilities:
Accounts receivable	(26,100)	(1,993)
Operating lease liability	(41,238)	-
Accounts receivable–related parties	17,345	(633)
Deposits	34,380	(19,965)
Inventory	51,369	131,082
Other non-current assets	766	-
Accounts payable and accrued expenses	(65,377)	(105,506)
Customer deposits	(105,511)	112,700
Accounts payable-related parties	2,945	(12,550)
Accrued management compensation	25,577	53,654
Net Cash Used in Operating Activities	(130,146)	(247,507)
INVESTING ACTIVITIES
Purchase of fixed assets	(14,499)	-
Net Cash Used in Investing Activities	(14,499)	-
FINANCING ACTIVITIES
Payments on convertible notes payable	(6,410)	(15,000)
Proceeds from common stock subscription	-	31,000
Proceeds from long-term debt	100,000	299,000
Proceeds from (payments on) notes payable - related party	50,000	(27,000)
Net Cash Provided by Financing Activities	143,590	288,000

NET CHANGE IN CASH	(1,055)	40,493
CASH AT BEGINNING OF YEAR	60,729	20,236
CASH AT END OF YEAR	$59,674	$60,729
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$17,913	$17,104
Income taxes	$800	$800
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for stock subscription	-	51,000
Common stock issued for trade payable	$29,920	$-

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Stockholders’ Deficit

			Common	Additional		Total
	Common Stock		Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	Subscribed	Capital	Deficit	Deficit

Balance, December 31, 2019	21,339,865	$8,527,210	$20,000	$11,997,842	$(20,975,929)	$(430,877)

Value of options and warrants
issued for services	-	-	-	15,456	-	15,546

Deposit - Stock purchase agreement			31,000	-		31,000

Common stock issued for subscription	260,324	51,000	(51,000)	-		-

Net loss for the year ended
December 31, 2020	-	-	-	-	(489,712)	(489,712))

Balance, December 31, 2020	21,600,189	$8,578,210	$-	$12,013,298	$(21,465,641)	$(874,133)

Value of options and warrants
issued for services	-	-	-	19,112	-	19,112

Common stock issued for trade payable	347,902	28,876	-	1,044	-	29,920

Net income for the year ended
December 31, 2021	-	-	-	-	17,409	17,409

Balance, December 31, 2021	21,948,091	$8,607,086	$-	$12,033,454	$(21,448,232)	$(807,692)

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2021 and 2020

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

d.       Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.   Allowance for doubtful accounts for the years ended December 31, 2021 and 2020 was $41,000 and $15,000, respectively. Additionally, bad debt expense for the years ended December 31, 2021 and 2020 was $26,000 and $-0-, respectively.

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

December 31, 2021 and 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.       Long-Lived Assets

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances would indicate that there may be an impairment.  The Company compares the estimated undiscounted future cash flows to the carrying value of the long-lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, the Company will recognize the impairment immediately. No impairment expense was recognized as of December 31, 2021 or 2020.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2021 and 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 1% and 0% of revenue for the years ended December 31, 2021 and 2020, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 99% and 100% of revenue for the years ended December 31, 2021 and 2020, respectively.

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

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	December 31,			December 31,
		2021			2020
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$396,750	-	396,750	$606,629	-	606,629
International	693,052	7,665	700,717	269,368	-	269,368
	$1,089,802	7,665	1,097,467	$875,997	-	875,997

Filters	693,768	-	693,768	324,961	-	324,961
Components	395,176	-	395,176	551,036	-	551,036
Engineering Services	858	7,665	8,523	-	-	-
	$1,089,802	7,665	1,097,467	$875,997	-	875,997

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2021 and 2020

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.       Cost of Goods Sold

The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of goods sold.

j.       Research and Development

The Company expenses the costs of researching and developing its products during the period incurred. During the years ended December 31, 2021 and 2020, the Company incurred research and development expenses of $63,829 and $82,052, respectively.

k.       Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended December 31, 2021 and 2020, the Company expensed $-0- and $-0-, respectively.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

m.       Basic and Diluted Loss Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 3,065,556 vested stock options and warrants that were included in the fully diluted earnings per share computation as of December 31, 2021. As of December 31, 2020 the Company had 2,882,223 Stock Options and Warrants that would have been included in the fully diluted earnings per share computation. However, the common stock equivalents were not included in the computation because they were anti-dilutive.

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

December 31, 2021 and 2020

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

p.       Concentration of Risks

Customers

During the year ended December 31, 2021, eight customers accounted for approximately 84% of sales.

During the year ended December 31, 2020, eight customers accounted for approximately 80% of sales.

Suppliers

During the year ended December 31, 2021, four suppliers accounted for 81% of products purchased.

During the year ended December 31, 2020, eight suppliers accounted for 71% of products purchased.

q.       Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2021, the Company had an accumulated deficit of $21,448,232 and total stockholders’ deficit of ($807,692).  At December 31, 2021, the Company had current assets of $803,724 including cash of $59,674, and current liabilities of $1,516,537, resulting in negative working capital of $712,813. For 2021, the Company reported net income of $17,409 and net cash used by operating activities of $130,146. Management believes that based on its operating plan, the projected sales for 2022, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months from the date these financial statements were issued.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

r.       Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2021 and 2020

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

In agreement with the Company’s former landlord, the Company vacated the previous leasehold effective July 15, 2021. As of December 31, 2021 the outstanding balance of back rent, included in accounts payable, was $23,374.

During the year ended December 31, 2021, cash paid for amounts included in the measurement of operating lease liabilities was $56,990 and the Company recorded operating lease expenses included in operating expenses of $74,581.

Supplemental balance sheet information related to leases as of December 31, 2021 was as follows:

Operating leases:
Operating lease right-of-use-assets	593,697

Operating lease liabilities - current	106,149
Operating lease liabilities – long-term	504,963
Total operating lease liabilities	$611,112

Incremental borrowing rate:
Operating leases	4.94%

NOTE 4 – LEASES (Continued)

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2021 and 2020

As of December 31, 2021, maturities of operating lease liabilities were as follows:

Years ending December 31,
2022	133,956
2023	141,036
2024	148,074
2025	176,268
Thereafter	88,134
Total lease payments	687,468
Less: Imputed interest	(76,356)
Total lease liability	611,112
Less: current lease liability	(106,149)
Long-term lease liability	$504,963

NOTE 5 – INVENTORIES

Inventories are located in Vista, California and at December 31, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Raw materials	$846,499	$917,567
Finished goods	802,280	962,608
Allowance for obsolete inventory	(931,735)	(1,058,309)
Total	$717,044	$821,866

The Company has established an allowance for obsolete inventory. Expense for obsolete inventory was $47,959 and $69,417, for the years ended December 31, 2021 and December 31, 2020, respectively.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at December, 2021 and 2020 consisted of the following:

	December 31,	December 31,
	2021	2020
Production equipment	$68,456	$64,673
Computers/Office equipment	-	28,540
Tooling equipment	-	12,380
Leasehold Improvements	10,627	42,451
Less: accumulated depreciation	(64,710)	(146,778)
Total	$14,373	$1,266

Depreciation expense for the years ended December 31, 2021 and 2020 was $1,302 and $543, respectively.

NOTE 7 – CUSTOMER DEPOSITS

The Company may require a customer deposit from domestic and international customers.  As of December 31, 2021 and 2020 the Company had customer deposits of $170,870 and $276,381, respectively.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2021 and 2020

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

Convertible Notes – Related Parties

On June 4, 2021 the Company issued a convertible promissory note for $30,000 to its CEO. The note has an annual interest rate of 8% and is unsecured. The note calls for monthly installment payments of $1,050 commencing on July 4, 2021. The unpaid principal amount of the note and all unpaid accrued interest is due and payable on or before June 4, 2023. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of December 31, 2021.

On June 4, 2021 the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of December 31, 2021. On December 14, 2021, the Convertible Promissory Note dated June 4, 2021, in the original principal amount of $20,000, with an original Maturity Date of December 4, 2021, was extended for an additional period of 3 months until March 4, 2022. On March 4, 2022, the Note was extended for an additional period of 3 months until June 4, 2022.

As of December 31, 2021 and December 31, 2020 Convertible Notes – Related Party consisted of the following:

	December 31,	December 31,
	2021	2020
Convertible Note payable, related parties	$43,916	$-
Less current portion	(31,090)	$-
Total	$12,826	$-

Notes Payable – Related Party

On January 19, 2017 the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2022.

As of December 31, 2021 and December 31, 2020 Note Payable – Related Party consisted of the following:

	December 31,	December 31,
	2021	2020
Note payable, related party	$15,000	$15,000
Total	$15,000	$15,000

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2021 and 2020

NOTE 9 – DEBT

Loans payable – SBA

Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the SBA EIDL loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing May 21, 2022 (i.e., twenty-four (24) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. The obligations under the Loan Authorization and Agreement, and the Note shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

On November 11, 2021, the Company applied for the Targeted SBA EIDL Advance Asistance, under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $15,000 from the Targeted SBA EIDL Advance Asistance SBA EIDL loan. Application No. 3600495802 was approved in the amount of $5,000.00, and application No. 3600495802 was approved in the amount of $10,000.00. The Targeted EIDL Advance does not need to be repaid.

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

On March 3, 2021 the Company received funds pursuant to a Paycheck Protection Program loan (the “PPP loan”) from LIBERTY CP2, SPV, LP, under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the SBA. The Company received total proceeds of $100,000 from the PPP loan. The loan carried an interest rate of 1.00%. Pursuant to the terms of the note, the first payment shall be determined based on the deferment period and time required to process any application for forgiveness. The Note shall be due on March 1, 2026, or as determined by the SBA and Department of the Treasury. On November 15, 2021, the Company was notified by the SBA that the loan had been forgiven in its entirety, including outstanding principal of $100,000 and accrued interest of $710.

As of December 31, 2021 and December 31, 2020 Debt consisted of the following:

	December 31,	December 31,
	2021	2020
Loan payable – SBA EIDL	$198,674	$199,000
Loan payable – SBA PPP	$-	$100,000
Less current portion	-	(69,551)
Total	$198,674	$229,449

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2021 and 2020

NOTE 10 – COMMITMENTS

As of December 31, 2021 and 2020, the Company had outstanding purchase commitments for inventory totaling $179,240 and $151,411, respectively. Of these amounts, the Company had prepayments of $4,230 as of December 31, 2021 and $38,610 as of December 31, 2020 and had commitments for future cash outlays for inventory totaling $175,010 and $112,801, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

As of December 31, 2021 and December 31, 2020, the Company was owed $0 and $17,345, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Expenses

During the periods ended December 31, 2021 and December 31, 2020, the Company’s president was due amounts for services performed for the Company.  As of December 31, 2021 and December 31, 2020 the accrued management fees consisted of the following:

	December 31,	December 31,
	2021	2020
Amounts due to the president	$620,735	$595,158
Total	$620,735	$595,158

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

On December 14, 2021, in consideration of $28,876 of legal services provided to the Corporation by Chachas Law Group P.C., and pursuant to the Subscription and Purchase Agreement dated December 14, 2021, the Corporation issued 347,902 shares of common stock at a price of $0.083 per share, representing the 10-day closing average of the Common Stock. Fair market value of the shares issued at time of closing was $29,920.

On September 6, 2019 the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a purchaser wherein the purchaser agreed to buy an aggregate of 3,579,014 restricted shares of common stock of the Company at a price of $0.1788 per share for an aggregate purchase price of $640,000. Subject to the default and penalty provisions in the Purchase Agreement, the sale and purchase of the restricted shares and payment of the purchase price shall be made in 20 tranches. In accordance with these terms, purchaser paid $75,000 on September 30, 2019 and was issued 419,463 restricted shares of the Company’s restricted common stock. Between October 1, 2019 and December 31, 2019 the purchaser made cumulative payments of $20,000 towards the $90,000 required under the agreement and was therefore in default under the terms of the agreement. In accordance with a provision in the agreement the Company elected to waive the default but assess a $0.03 per share penalty for all future installment payments, increasing the purchase price to $.2033 per share. The $20,000 paid by the purchaser as of December 31, 2019 has been classified as Common Stock Subscribed on the balance sheet. The purchaser made additional payments totaling $31,000 in January and February 2020. Pursuant to the terms of the agreement, on July 14, 2020 the Company issued 260,324 restricted shares of common stock in exchange for the cumulative payments of $51,000. The agreement was terminated effective July 14, 2020 due to non-performance by the purchaser.

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

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2021 and 2020

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

Options and Warrants

During the years ended December 31, 2021 and 2020, the Company granted 400,000 and 150,000 options for services, respectively.  During the years ended December 31, 2021 and 2020, respectively, the Company recognized expense of $19,112 and $15,456 related to options that vested during the years, pursuant to ASC Topic 718. The total remaining amount of compensation expense to be recognized in future periods is $22,745. No future compensation expense has been calculated for 150,000 options that were granted in 2015 due to the low probability that any of these options will vest before maturity.  These options expired on October 1, 2020.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2021, the Company has a total of 75,000 options issued under the plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2021, the Company has a total of 1,915,556 options issued under the plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2021, the Company has a total of 1,300,000 options issued under the plan. During the year ended December 31, 2021 and 2020 the Company issued -0- and -0- warrants, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	December 31, 2021	December 31, 2020
Expected volatility	201%	159%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	1.20%	0.60%

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2021 and 2020

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the options granted at December 31, 2021 and December 31, 2020 and changes during the years then ended is presented below:

	December 31, 2021		December 31, 2020
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,890,556	$0.20	2,940,556	$0.25
Granted	400,000	0.11	150,000	0.06
Exercised	-	-	-	-
Expired or cancelled	-	-	(200,000)	0.87
Outstanding at end of year	3,290,556	0.19	2,890,556	0.20
Exercisable	3,065,556	$0.19	2,882,223	$0.20

A summary of the status of the options outstanding at December 31, 2021 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-1.00	3,290,556	2.96 years	3,065,556	$0.19

A summary of the status of the options and warrants outstanding at December 31, 2020 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01 - 1.00	2,890,556	3.51 years	2,882,223	$0.20

NOTE 13 – INCOME TAXES

The provision for income taxes for the year ended December 31, 2021 and 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$-	$-
Deferred	-	-
State
Current	$800	$800
Deferred	-	-
Income tax expense	$800	$800

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2021 and 2020

NOTE 13 – INCOME TAXES (continued)

Net deferred tax assets consist of the following components as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryover	$7,428,249	7,367,497
Research and development carry forward	131,088	131,088
Inventory reserve	223,616	253,994
Allowance for doubtful accounts	3,600	3,600
Warranty allowance	3,068	3,068
Accrued compensation	148,976	142,838
Deferred tax liabilities:
Depreciation	(33,476)	(39,927)
Valuation allowance	(7,905,122)	(7,862,158)
Net deferred tax asset	$-	-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rate of 24% as of December 31, 2021 and December 31, 2020 to pretax income from continuing operations for the year ended December 31, 2021 and 2020 due to the following:

	December 31,	December 31,
	2021	2020
Book income (loss)	$4,178	(117,532)
Meals and entertainment	-	-
State tax deduction	-	-
Deferred rent	-	-
Stock/Options for services	4,587	3,709
Officer’s life ins premium	1,181	1,181
Depreciation	(6,451)	(8,265)
Accrued compensation	6,138	(26,801)
Inventory reserve	(30,378)	16,660
Valuation allowance	42,289	262,894
Net operating loss carryover	(20,744)	(131,046)
Income Tax Expense	$800	800

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

At December 31, 2021, the Company had net operating loss carry forwards of approximately $7,453,932 through 2034.  No tax benefit has been reported in the December 31, 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2021 and 2020

NOTE 14 – SUBSEQUENT EVENTS

On January 19, 2022 the Company and Werner Funk, President and CEO, agreed to a one-year extension of the $15,000 related party note payable due to Mr. Funk. The extended due date is January 19, 2023.

On June 4, 2021 the Company issued a convertible promissory note for $20,000 to a board member with an original Maturity Date of December 4, 2021. The Note was extended for an additional period of 3 months until March 4, 2022. On March 4, 2022, the Note was extended for an additional period of 3 months until June 4, 2022.