Form 10-Q
period 2022-03-31
Omnitek Engineering Corp
filed 2022-05-13
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2022

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
N/A

As of May 11 , 2022, the Registrant had 21,948,091 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	March 31,	December 31,
	2022 (Unaudited)	2021
ASSETS
CURRENT ASSETS
Cash	$40,604	$59,674
Accounts receivable, net	12,563	9,555
Inventories, net	678,239	717,044
Contract assets	13,221	13,221
Deposits	21,200	4,230
Total Current Assets	765,827	803,724

PROPERTY & EQUIPMENT, net	13,621	14,373

OTHER ASSETS
Operating lease – Right-of-use asset	563,846	593,697
Long-term deposit	13,514	13,514
Total Other Assets	577,360	607,211

TOTAL ASSETS	$1,356,808	$1,425,308
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$396,486	$373,221
Accrued management compensation	628,812	620,735
Accounts payable - related parties	123,320	124,472
Notes payable - related parties, current portion	15,000	15,000
Convertible notes payable – related party	20,000	31,090
Contract liabilities	75,000	75,000
Customer deposits	170,870	170,870
Operating lease liabilities - current	109,242	106,149
Total Current Liabilities	1,538,730	1,516,537
LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	198,674	198,674
Convertible notes payable – related party, net of current portion	21,220	12,826
Operating lease liabilities – long-term	475,822	504,963
Total Long-term Liabilities	695,716	716,463
Total Liabilities	2,234,446	2,233,000

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,600,189 shares, respectively issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,036,016	12,033,454
Accumulated deficit	(21,520,740)	(21,448,232)
Total Stockholders' Deficit	(877,638)	(807,692)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,356,808	$1,425,308

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations (unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

REVENUES	$258,851	$218,113
COST OF GOODS SOLD	170,605	104,410
INVENTORY RESERVE ADJUSTMENT	-	24,901
Total Cost of Goods Sold	170,605	129,311
GROSS MARGIN	88,246	88,802

OPERATING EXPENSES

General and administrative	138,696	166,453
Research and development	16,252	16,456
Depreciation and amortization	752	135

Total Operating Expenses	155,700	183,044

LOSS FROM OPERATIONS	(67,454)	(94,242)

OTHER INCOME (EXPENSE)

Interest expense	(5,054)	(6,808)
Forgiveness of debt	-	100,655

Total Other Income (Expense)	(5,054)	93,847

LOSS BEFORE INCOME TAXES	(72,508)	(395)
INCOME TAX EXPENSE	-	-

NET LOSS	$(72,508)	$(395)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	21,600,189	21,600,189

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows (unaudited)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

OPERATING ACTIVITIES
Net loss	$(72,508)	$(395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization and depreciation expense	752	135
Obsolete inventory adjustment	-	24,901
Stock option expense	2,562	11,283
Amortization of ROU asset	29,850	-
Extinguishment of liability	-	(100,655)
Changes in operating assets and liabilities:
Accounts receivable	(3,008)	5,072
Operating lease liability	(26,048)	-
Accounts receivable–related parties	-	(4,980)
Deposits	(16,970)	(11,022)
Inventory	38,805	14,621
Accounts payable and accrued expenses	23,266	(6,273)
Customer deposits	-	(43,436)
Accounts payable-related parties	(1,152)	1,833
Accrued management compensation	8,077	8,077
Net Cash Used in Operating Activities	(16,374)	(100,839)

INVESTING ACTIVITIES
Net cash from Investing Activities	-	-

FINANCING ACTIVITIES
Payments on Related Party Notes Payable	(2,696)	-
Proceeds from notes payable	-	100,000
Net cash Provided by Financing Activities	(2,696)	100,000

NET CHANGE IN CASH	(19,070)	(839)
CASH AT BEGINNING OF YEAR	59,674	60,729

CASH AT END OF PERIOD	$40,604	$59,890

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS CASH PAID FOR:
Interest	$2,491	$3,183

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit (unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	21,948,091	$8,607,086	$12,033,454	$(21,448,232)	$(807,692)

Value of options and warrants
issued for services	-	-	2,562		2,562

Net loss for the three months ended
March 31, 2022	-	-		(72,508)	(72,508)

Balance, March 31, 2022	21,948,091	$8,607,086	$12,036,016	$(21,520,740)	$(877,638)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	21,600,189	$8,578,210	$12,013,298	$(21,465,641)	$(874,133)

Value of options and warrants
issued for services	-	-	11,283	-	11,283

Net loss for the three months ended
March 31, 2021	-	-	-	(395)	(395)

Balance, March 31, 2021	21,600,189	$8,578,210	$12,024,581	$(21,466,036)	$(863,245)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2022
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2022 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2021 audited financial statements.  The results of operations for the periods ended March 31, 2022 and 2021 are not necessarily indicative of the operating results for the full years.

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

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2022
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 0% of revenue for the periods ended March 31, 2022 and 2021, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the periods ended March 31, 2022 and 2021, respectively.

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

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	For the three months ended March 31,			For the three months ended March 31,
	2022			2021
Segments	Consumer Products	Long-term Contract	Total	Consumer Products	Long-term Contract	Total
Domestic	$115,368	-	115,368	$132,782	-	132,782
International	143,483	-	143,483	85,331	-	85,331
	$258,851	-	258,851	$218,113	-	218,113

Filters	$147,518	-	147,518	$104,356	-	104,356
Components	111,333	-	111,333	105,287	-	105,287
Engineering Services	-	-	-	8,470	-	8,470
	$258,851	-	258,851	$218,113	-	218,113

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2022
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

Location : Vista, CA	March 31, 2022	December 31, 2021
Raw materials	$857,257	$846,499
Finished goods	752,717	802,280
Allowance for obsolete inventory	(931,735)	(931,735)
Total	$678,239	$717,044

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $24,901, for the periods ended March 31, 2022 and March 31, 2021, respectively.

Property and Equipment

Property and equipment at March 31, 2022 and December 31, 2021 consisted of the following:

	March 31,	December 31,
	2022	2021
Production equipment	$68,456	$68,456
Leasehold Improvements	10,627	10,627
Less: accumulated depreciation	(65,462)	(64,710)
Total	$13,621	$14,373

Depreciation expense for the periods ended March 31, 2022 and March 31, 2021 was $752 and $135, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 3,173,889 and 2,998,889 stock options and warrants that would have been included in the fully diluted earnings per share as of March 31, 2022 and March 31, 2021, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2022 and December 31, 2021 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2022
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of March 31, 2022, the Company had an accumulated deficit of $21,520,740 and total stockholders’ deficit of $877,638.  At March 31, 2022, the Company had current assets of $765,827 including cash of $40,604, and current liabilities of $1,538,730, resulting in negative working capital of $(772,903). For the three months ended March 31, 2022, the Company reported a net loss of $72,508 and net cash used in operating activities of $16,374. Management believes that based on its operating plan, the projected sales for 2022, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

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

The table below reconciles the net excess billings to the amounts included in the balance sheets at those dates:

	March 31,	December 31,
	2022	2021
Contract assets	$13,221	$13,221
Contract liabilities	$(75,000)	$(75,000)
Net amount of contract liabilities in excess of Contract assets	$(61,779)	$(61,779)

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2022
(unaudited)

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

On June 3, 2021, the Company entered into a lease for the premises located at 1345 Specialty Drive, Vista, CA, containing approximately 11,751 square feet of rentable area. The lease commenced on July 1, 2021 and expires on June 30, 2026. The monthly base rent under the lease is $9,988 per month and monthly operating expenses during the term of the lease, subject to adjustment under the lease, is $1,175 per month.

In agreement with the Company’s former landlord, the Company vacated the previous leasehold effective July 15, 2021. As of March 31, 2022 the outstanding balance of back rent, included in accounts payable, was $23,374.

During the quarter ended March 31, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $33,489 and the Company recorded operating lease expenses included in operating expenses of $37,290.

Future minimum payments for monthly base rent due under the initial lease term are currently estimated to be as follows:

Years ending December 31,
2022 (remaining)	$100,467
2023	141,036
2024	148,074
2025	176,268
2026	88,134
Total lease payments	$653,979
Less: Imputed interest	(68,915)
Total lease liability	585,064
Less: current lease liability	(109,242)
Long-term lease liability	$475,822

Weighted average discount rate:
Operating leases	4.94%

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of March 31, 2022 and December 31, 2021, the Company owed a board member’s company for such services in the amounts of $123,320 and $124,472, respectively.

Accrued Management Compensation

For the periods ended March 31, 2022 and December 31, 2021, the Company’s president was due amounts for services performed for the Company.

As of March 31, 2022 and December 31, 2021 the accrued management fees consisted of the following:

	March 31,	December 31,
	2022	2021
Amounts due to the president	$628,812	$620,735
Total	$628,812	$620,735

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2022
(unaudited)

NOTE 6 – NOTES PAYABLE - RELATED PARTY

Convertible Notes – Related Parties

On June 4, 2021 the Company issued a convertible promissory note for $30,000 to its CEO. The note has an annual interest rate of 8% and is unsecured. The note calls for monthly installment payments of $1,050 commencing on July 4, 2021. The unpaid principal amount of the note and all unpaid accrued interest is due and payable on or before June 4, 2023. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of March 31, 2022.

On June 4, 2021 the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of March 31, 2022. On December 14, 2021, the Convertible Promissory Note dated June 4, 2021, in the original principal amount of $20,000, with an original Maturity Date of December 4, 2021, was extended for an additional period of 3 months until March 4, 2022. On March 4, 2022, the Note was extended for an additional period of 3 months until June 4, 2022.

As of March 31, 2022 and December 31, 2021 Convertible Notes – Related Party consisted of the following:

	March 31,	December 31,
	2022	2021
Convertible Note payable, related parties	$41,220	$43,916
Less current portion	(20,000)	$(31,090)
Total	$21,220	$12,826

Notes Payable – Related Party

On January 19, 2017 the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2023.

As of March 31, 2022, and December 31, 2021 Note Payable – Related Party consisted of the following:

	March 31,	December 31,
	2022	2021
Note payable, related party, current portion	$15,000	$15,000
Total	$15,000	$15,000

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2022
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

As of March 31, 2022 and December 31, 2021 Debt consisted of the following:

	March 31,	December 31,
	2022	2021
Loan payable – SBA EIDL	$198,674	$198,674
Less current portion	-	-
Total	$198,674	$198,674

NOTE 8 -  STOCK OPTIONS AND WARRANTS

During the three months ended March 31, 2022 and 2021, the Company granted -0- and 400,000 options for services, respectively. During the three months ended March 31, 2022 and 2021, the Company recognized expense of $2,562 and $11,283, respectively, for options that vested during the periods pursuant to ASC Topic 718. As of March 31, 2022 total remaining amount of compensation expense to be recognized in future periods is

$20,182.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2022 the Company has a total of 75,000 options issued under the 2011 Plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2022 the Company has a total of 1,915,556 options issued under the 2015 Plan.  In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of March 31, 2022, the Company has a total of 1,300,000 options issued under the 2017 Plan.  During the three months ended March 31, 2022 and 2021 the Company issued  -0- and -0- warrants, respectively.

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and expected dividend yield of stock. When determining expected volatility, the Company considers the historical performance of the Company’s stock, as well as implied volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant, based on the options’ expected term. The expected term of the options is based on the Company’s evaluation of option holders’ exercise patterns and represents the period of time

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2022
(unaudited)

NOTE 8 -  STOCK OPTIONS AND WARRANTS (Continued)

that options are expected to remain unexercised. The Company uses historical data to estimate the timing and amount of forfeitures.

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	March 31, 2022	March 31, 2021
Expected volatility	N/A	201%
Expected dividends	N/A	0%
Expected term	N/A	7 Years
Risk-free interest rate	N/A	1.2%

A summary of the status of the options and warrants granted at March 31, 2022 and December 31, 2021 and changes during the periods then ended is presented below:

	March 31,		December 31,
	2022		2021
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,290,556	$0.19	2,890,556	$0.20
Granted	-	-	400,000	0.11
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at end of period	3,290,556	0.19	3,290,556	0.19
Exercisable	3,173,889	0.19	3,065,556	$0.19

A summary of the status of the options and warrants outstanding at March 31, 2022 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	3,290,556	2.71 years	3,173,889	0.19

NOTE 9   SUBSEQUENT EVENT

On April 18, 2022, in consideration for their services as independent directors, the Company granted to each of Messrs. Gary S. Maier and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan to purchase 50,000 shares of common stock at an exercise price of $0.0531, representing 100% of the closing price of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

Also on April 18, 2022, the Company granted to Werner Funk, President and CEO, a Non-qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 50,000 shares of common stock at any exercise price of $0.05841, representing 110% of the closing price of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

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

Results of Operations

For the three months ended March 31, 2022 and 2021

Revenues were $258,851 for the three months ended March 31, 2022 compared with $218,113 for the three months ended March 31, 2021, an increase of $40,738. The increase in sales relates primarily to filter sales quarter over quarter.

Our total cost of sales was $170,605 for the three months ended March 31, 2022 compared with $129,311 for the three months ended March 31, 2021, an increase of $41,294. For both periods our total cost of goods sold consisted of two line items: cost of goods sold on revenues and a non-cash inventory reserve adjustment. Our cost of goods sold on revenues increased to $170,605 for the three months ended March 31, 2022 (resulting in adjusted gross margin of 34%) from $104,410 for the three months ended March 31, 2021 (resulting in gross margin of 52%), an increase of $66,195.

Operating expenses for the three months ended March 31, 2022 were $155,700 compared with $183,044 for the three months ended March 31, 2021 a decrease of $27,344 or 15%. General and administrative expense for the three months ended March 31, 2022 was $138,696 compared with $166,453 for the three months ended March 31, 2021.  Major components of general and administrative expenses for the three months ended March 31, 2022 were professional fees of $32,980, rent expense of $10,959, and salary and wages of $56,352. This compares to professional fees of $27,973, rent expense of $32,797, and salary and wages of $51,226 for the three months ended March 31, 2021.  For the three months ended March 31, 2022 research and development outlays were decreased to $16,252, compared with $16,456 for the three months ended March 31, 2021.

Our net loss for the three months ended March 31, 2022 was $72,508, or ($0.00) per share, compared with a net loss of $395, or ($0.00) per share, for the three months ended March 31, 2021.  The increased net loss was primarily due to extinguishment of liability income realized during the three months ended March 31, 2021.

Results for the three months ended March 31, 2022 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $2,562,  and depreciation and amortization of $752.  For the three month period ended March 31, 2021 non-cash expenses included options and warrants granted in the amount of $11,283, depreciation and amortization of $135, the inventory reserve adjustment of $24,901 and extinguishment of liability revenue of $100,655.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At March 31, 2022, our current liabilities totaled $1,538,730 and our current assets totaled $765,827, resulting in negative working capital of $772,903.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,520,740 at March 31, 2022, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow. Management believes that based on its operating plan, the projected sales for 2022, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern.

Operating Activities

We realized a negative cash flow from operations of $16,374 for the three months ended March 31, 2022 compared with a negative cash flow of $100,839 during the three months ended March 31, 2021.

Included in the operating loss of $67,454 for the three months ended March 31, 2022 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $2,562 and depreciation and amortization of $752. Additionally, the operating loss included general and administrative expenses of $138,696 and research and development expenses of $16,252.

Financing Activities

We realized a negative cash flow from financing activities of $2,696 for the three months ended March 31, 2022 compared with positive cash flow of $100,000 for the three months ended March 31, 2021. The negative cash flow for the three months ended March 31, 2022 relates to payments on related party notes payable. The positive cash flow for the three months ended March 31, 2021 relates to proceeds from notes payable.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 0% of revenue for the periods ended March 31, 2022 and 2021, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the periods ended March 31, 2022 and 2021, respectively.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2022. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.  OTHER INFORMATION

Subsequent Events

On April 18, 2022, in consideration for their services as independent directors, the Company granted to each of Messrs. Gary S. Maier and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan to purchase 50,000 shares of common stock at an exercise price of $0.0531, representing 100% of the closing price of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

Also on April 18, 2022, the Company granted to Werner Funk, President and CEO, a Non-qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 50,000 shares of common stock at any exercise price of $0.05841, representing 110% of the closing price of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

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

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of March 31,

2022 and the audited balance sheet as of December 31, 2021, the condensed unaudited Statements of Operations for the three month periods ended March 31, 2022 and 2021, the condensed unaudited Statements of Cash Flows for the three month periods ended March 31, 2022 and 2021 and the condensed unaudited Statements of Stockholders’ Equity (Deficit) as of March 31, 2022 and 2021, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: May 13, 2022
	By:	Werner Funk
	Its:	Chief Executive Officer Principal Executive Officer