Form 10-Q
period 2022-06-30
Omnitek Engineering Corp
filed 2022-08-16
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2022

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
N/A

As of August 12, 2022, the Registrant had 21,948,091 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	June 30,	December 31,
	2022 (Unaudited)	2021
ASSETS
CURRENT ASSETS
Cash	$6,530	$59,674
Accounts receivable, net	21,030	9,555
Accounts receivable – Related Party	1,212	-
Inventories, net	646,293	717,044
Contract assets	-	13,221
Deposits	8,726	4,230
Total Current Assets	683,791	803,724

PROPERTY & EQUIPMENT, net	12,869	14,373

OTHER ASSETS
Operating lease – Right-of-use asset	533,673	593,697
Long-term deposit	13,514	13,514
Total Other Assets	547,187	607,211

TOTAL ASSETS	$1,243,847	$1,425,308
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$370,307	$373,221
Accrued management compensation	632,658	620,735
Accounts payable - related parties	129,101	124,472
Notes payable - related parties, current portion	15,000	15,000
Convertible notes payable – related party	20,000	31,090
Contract liabilities	-	75,000
Customer deposits	231,419	170,870
Operating lease liabilities - current	112,375	106,149
Total Current Liabilities	1,510,860	1,516,537
LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	198,674	198,674
Convertible notes payable – related party, net of current portion	18,475	12,826
Operating lease liabilities – long-term	446,317	504,963
Total Long-term Liabilities	663,466	716,463
Total Liabilities	2,174,326	2,233,000

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 shares, issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,046,557	12,033,454
Accumulated deficit	(21,584,122)	(21,448,232)
Total Stockholders' Deficit	(930,479)	(807,692)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,243,847	$1,425,308

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

REVENUES	$224,438	$228,307	$483,289	$446,420
COST OF GOODS SOLD	135,306	161,572	305,911	290,883
GROSS MARGIN	89,132	66,735	177,378	155,537

OPERATING EXPENSES

General and administrative	130,326	132,424	269,022	298,877
Research and development	15,383	17,099	31,635	33,555
Depreciation and amortization	752	136	1,504	271

Total Operating Expenses	146,461	149,659	302,161	332,703

LOSS FROM OPERATIONS	(57,329)	(82,924)	(124,783)	(177,166)

OTHER INCOME (EXPENSE)

Other Income	-	67	-	67
Gain on extinguishment of liability	-	-	-	100,655
Interest expense	(5,253)	(5,524)	(10,307)	(12,332)

Total Other Income (Expense)	(5,253)	(5,457)	(10,307)	88,390

LOSS BEFORE INCOME TAXES	(62,582)	(88,381)	(135,090)	(88,776)
INCOME TAX EXPENSE	800	800	800	800

NET LOSS	$(63,382)	$(89,181)	$(135,890)	$(89,576)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	21,948,091	21,600,189	21,948,091	21,600,189

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows (unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2022	June 30, 2021
OPERATING ACTIVITIES
Net loss	$(135,890)	$(89,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	1,504	271
Options issued for services	13,103	13,874
Gain on extinguishment of liability	-	(100,655)
Amortization of ROU asset	60,024	-
Write-off of contract asset	13,221	-
Bad Dept Expense	41,000	-
Change in Inventory reserve	18	(88,956)
Changes in operating assets and liabilities:
Accounts receivable	29,525	3,478
Accounts receivable–related parties	(1,212)	(1,208)
Prepaid expenses	-	(11,164)
Deposits	(4,496)	(8,088)
Inventory	70,733	146,558
Accounts payable and accrued expenses	(2,914)	(8,469)
Customer deposits	60,549	(69,571)
Contract liabilities	(75,000)	-
Operating lease liability	(52,421)	-
Accounts payable-related parties	4,629	7,025
Accrued management compensation	11,923	16,730
Net Cash Used in Operating Activities	(47,703)	(189,751)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Payments on note payable	-	(326)
Proceeds from (payments on) note payable-related party	(5,441)	50,000
Proceeds from loans payable - SBA	-	100,000
Net Cash (Used in) Provided by Financing Activities	(5,441)	149,674

NET CHANGE IN CASH	(53,144)	(40,077)
CASH AT BEGINNING OF YEAR	59,674	60,729

CASH AT END OF PERIOD	$6,530	$20,652
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	5,048	8,716
Income taxes	$800	$800

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit (unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	21,948,091	$8,607,086	$12,033,454	$(21,448,232)	$(807,692)

Issuance of Stock Options	-	-	2,562	-	2,562

Net loss for the three months ended March 31, 2022	-	-	-	(72,508)	(72,508)

Balance, March 31, 2022	21,948,091	$8,607,086	$12,036,016	$(21,520,740)	$(877,638)

Issuance of Stock Options	-	-	10,541	-	10,541

Net loss for three months ended June 30, 2022	-	-	-	(63,382)	(63,382)

Balance, June 30, 2022	21,948,091	$8,607,086	$12,046,557	$(21,584,122)	$(930,479)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	21,600,189	$8,578,210	$12,013,298	$(21,465,641)	$(874,133)

Issuance of Stock Options	-	-	11,283	-	11,283

Net loss for the three months ended March 31, 2021	-	-	-	(395)	(395)

Balance, March 31, 2021	21,600,189	$8,578,210	$12,024,581	$(21,466,036)	$(863,245)

Issuance of Stock Options	-	-	2,591	-	2,591

Net loss for the three months ended June 30, 2021	-	-	-	(89,181)	(89,181)

Balance, June 30, 2021	21,600,189	$8,878,210	$12,027,172	$(21,555,217)	$(949,835)

The accompanying notes are an integral part of these condensed unaudited financial statements

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2022

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2022 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2021 audited financial statements.  The results of operations for the periods ended June 30, 2022 and 2021 are not necessarily indicative of the operating results for the full years.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2022

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 0% of revenue for the periods ended June 30, 2022 and 2021, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the periods ended June 30, 2022 and 2021, respectively.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2022

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type for the three months ended June 30, 2022 and June 30, 2021:

	For the three months ended June 30, 2022			For the three months ended June 30, 2021
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$91,324	-	91,324	$101,088	-	101,088
International	133,114	-	133,114	127,220	-	127,220
	$224,438	-	224,438	$228,307	-	228,307

Filters	$78,646	-	78,646	$106,051	-	106,051
Components	145,792	-	145,792	122,257	-	122,257
Engineering Services	-	-	-	-	-	-
	$224,438	-	224,438	$228,307	-	228,307

The following table presents Omnitek’s revenues disaggregated by region and product type for the six months ended June 30, 2022 and June 30, 2021:

	For the six months ended June 30, 2022			For the six months ended June 30, 2021
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$206,693	-	206,693	$233,869	-	233,869
International	276,596	-	276,596	212,551	-	212,551
	$483,289	-	483,289	$446,420	-	446,420

Filters	$226,164	-	226,164	$210,407	-	210,407
Components	257,125	-	257,125	227,543	-	227,543
Engineering Services	-	-	-	8,470	-	8,470
	$483,289	-	483,289	$446,420	-	446,420

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

June 30,		December 31,
Location : Vista, CA	2022	2021
Raw materials	$831,746	$846,499
Finished goods	746,300	802,280
Allowance for obsolete inventory	(931,753)	(931,735)
Total	$646,293	$717,044

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2022

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $0 and $88,956, for the periods ended June 30, 2022 and June 30, 2021, respectively.

Property and Equipment

Property and equipment at June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
Production equipment	$68,456	$68,456
Leasehold Improvements	10,627	10,627
Less: accumulated depreciation	(66,214)	(64,710)
Total	$12,869	$14,373

Depreciation expense for the periods ended June 30, 2022 and June 30, 2021 was $1,504 and $271, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 3,374,726 and 3,023,889 stock options that would have been included in the fully diluted earnings per share as of June 30, 2022 and June 30, 2021, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti-dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2022 and December 31, 2021 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2022

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of June 30, 2022, the Company had an accumulated deficit of $21,584,122 and total stockholders’ deficit of $(930,479).  At June 30, 2022, the Company had current assets of $683,791 including cash of $6,530, and current liabilities of $1,510,860, resulting in negative working capital of $(827,069). For the six months ended June 30, 2022, the Company reported a net loss of $135,890 and net cash used in operating activities of $47,703. Management believes that based on its operating plan, the projected sales for 2022, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast significant doubt upon the Company’s ability to continue as a going concern for one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 3 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. By contrast, the Contract Liabilities account (see Note 4) relates to long-term contracts where revenue is recognized over the term of the contract. For the periods ended June 30, 2022 and December 31, 2021, the balance due under customer deposits was $231,419 and $170,870, respectively.

NOTE 4 – CONTRACT ASSETS AND LIABILITIES

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the balance sheet. For Omnitek’s long-term contracts, amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. During the quarter the Company's sole ongoing long-term contract was cancelled by the customer. In response to the cancellation, the Company wrote-off the contact asset and reclassified the associated net contract liability as a customer deposit, allowing the customer to apply the net deposit to future projects.

The table below reconciles the net excess billings to the amounts included in the balance sheets at those dates:

	June 30,	December 31,
	2022	2021
Contract assets	$-	13,221
Contract liabilities	$-	(75,000)
Net amount of contract liabilities in excess of contract assets	$-	(61,779)

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2022

(unaudited)

NOTE 5 – OPERATING LEASE

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

During the quarter ended June 30, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $66,978 and the Company recorded operating lease expenses included in operating expenses of $25,267 and cost of sales of $49,214, for a total of $74,581.

Future minimum payments for monthly base rent due under the initial lease term are currently estimated to be as follows:

Years ending December 31,
2022 (remaining)	$66,978
2023	141,036
2024	148,074
2025	176,268
2026	88,134
Total lease payments	$620,490
Less: Imputed interest	(61,798)
Total lease liability	558,692
Less: current lease liability	(112,375)
Long-term lease liability	$446,317

Weighted average discount rate:
Operating leases	4.94%

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of June 30, 2022 and December 31, 2021, the Company owed board members and a board member’s company for such services in the amounts of $129,101 and $124,472, respectively.

Accrued Management Compensation

For the periods ended June 30, 2022 and December 31, 2021, the Company’s president was due $632,658 and $620,735, respectively.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2022

(unaudited)

NOTE 7 – NOTES PAYABLE - RELATED PARTIES

Convertible Notes – Related Parties

On June 4, 2021 the Company issued a convertible promissory note for $30,000 to its CEO. The note has an annual interest rate of 8% and is unsecured. The note calls for monthly installment payments of $1,050 commencing on July 4, 2021. The unpaid principal amount of the note and all unpaid accrued interest is due and payable on or before June 4, 2023. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of June 30, 2022.

On June 4, 2021 the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. On December 14, 2021, the Convertible Promissory Note dated June 4, 2021, in the original principal amount of $20,000, with an original Maturity Date of December 4, 2021, was extended for an additional period of 3 months until March 4, 2022. On March 4, 2022, the Note was extended for an additional period of 3 months until June 4, 2022. On June 4, 2022, the Note was extended for an additional period of 3 months until September 4, 2022.  The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of June 30, 2022.

As of June 30, 2022 and December 31, 2021 Convertible Notes – Related Party consisted of the following:

	June 30,	December 31,
	2022	2021
Convertible Note payable, related parties	$38,475	43,916
Less current portion	(20,000)	(31,090)
Total	$18,475	12,826

Notes Payable – Related Parties

On January 19, 2017 the Company issued a promissory note for $15,000 to the Company’s president. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2023.

As of June 30, 2022, and December 31, 2021 Note Payable – Related Party consisted of the following:

	June 30,	December 31,
	2022	2021
Note payable, related party, current portion	$15,000	$15,000
Total	$15,000	$15,000

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2022

(unaudited)

NOTE 8 – DEBT

Loans payable – SBA

Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the SBA EIDL loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing November 21, 2022 (i.e., thirty (30) months from the Note date), the company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. The obligations under the Loan Authorization and Agreement, and the Note shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of June 30, 2022 and December 31, 2021 Debt consisted of the following:

	June 30,	December 31,
	2022	2021
Loan payable – SBA EIDL	$198,674	$198,674
Less current portion	-	-
Total	$198,674	$198,674

NOTE 9 - STOCK OPTIONS

During the six months ended June 30, 2022 and 2021, the Company granted 150,000 and 400,000 options for services, respectively. During the six months ended June 30, 2022 and 2021, the Company recognized expense of $10,541 and $13,874, respectively, for options that vested during the periods pursuant to ASC Topic 718. As of June 30, 2022 total remaining amount of compensation expense to be recognized in future periods is $17,592.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. The 2011 Plan expired on August 2, 2021 and no further options may be issued under the 2011 Plan. As of June 30, 2022 there are 75,000 options issued under the 2011 Plan, all of which will expired, if not exercised, on August 3, 2022.

On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2022 there are 1,915,556 options currently issued, and 334,444 options available for issuance under the 2015 Plan.

In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of June 30, 2022, the Company has a total of 1,450,000 options issued, and 3,550,000 options available for issuance under the 2017 Plan.

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2022

(unaudited)

NOTE 9 - STOCK OPTIONS (Continued)

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	June 30, 2022	June 30, 2021
Expected volatility	207%	201%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	2.95%	1.2%

A summary of the status of the options granted at June 30, 2022 and December 31, 2021 and changes during the periods then ended is presented below:

	June 30,		December 31,
	2022		2021
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,290,556	$0.19	2,890,556	$0.20
Granted	150,000	0.05	400,000	0.11
Exercised	-	-	-	-
Expired or cancelled	-	-	-	-
Outstanding at end of period	3,440,556	0.18	3,290,556	0.19
Exercisable	3,265,556	$0.18	3,065,556	$0.19

A summary of the status of the options outstanding at June 30, 2022 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	3,440,556	2.65 years	3,265,556	0.18

NOTE 10 -  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these financial statements were issued.

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

Results of Operations

For the three months ended June 30, 2022 and 2021

Revenues were $224,438 for the three months ended June 30, 2022 compared with $228,307 for the three months ended June 30, 2021, a decrease of $3,869.

Cost of sales was $135,306 for the three months ended June 30, 2022 compared with $161,572 for the three months ended June 30, 2021, a decrease of $26,266. Our gross margin percentage was 40% for the three months ended June 30, 2022 compared with 29% for the three months ended June 30, 2021. The margins for three months ended June 30, 2021 were negatively impacted from product liquidations in preparations to relocate to our current facility.

Operating expenses for the three months ended June 30, 2022 were $146,461 compared with $149,659 for the three months ended June 30, 2021, a decrease of $3,198 or 2%. General and administrative expense for the three months ended June 30, 2022 was $130,326 compared with $132,424 for the three months ended June 30, 2021. Major components of general and administrative expenses for the three months ended June 30, 2022 were professional fees of $6,573, rent expense of $10,959, and salary and wages of $57,699. This compares to professional fees of $6,998, rent expense of $32,218 and salaries and wages of $53,088 for the three months ended June 30, 2021.  For the three months ended June 30, 2022 research and development outlays decreased to $15,383 compared with $17,099 for the three months ended June 30, 2021.

Our net loss for the three months ended June 30, 2022 was $63,382, or ($0.00) per share, compared with a net loss of $89,181, or ($0.00) per share, for the three months ended June 30, 2021.  The decreased net loss was primarily due to an increase in the inventory reserve account during the three months ended June 30, 2021 over the current period.

Results for the three months ended June 30, 2022 reflect the impact of non-cash expenses, including the value of options granted in the amount of $10,541 and depreciation and amortization of $752.  For the three month period a year earlier non-cash expenses included options granted in the amount of $2,591, depreciation and amortization of $136 and the inventory reserve adjustment of $27,813.

For the six months ended June 30, 2022 and 2021

Revenues increased to $483,289 for the six months ended June 30, 2022 from $446,420 for the six months ended June 30, 2021, an increase of $36,869 or 8%.

Our cost of sales increased to $305,911 for the six months ended June 30, 2022 from $290,883 for the six months ended June 30, 2021, an increase of $15,028. Our gross margin was 37% for the six months ended June 30, 2022 compared to 35% in 2021.

Our operating expenses for the six months ended June 30, 2022 were $302,161 compared to $332,703 the six months ended June 30, 2021, a decrease of $30,542 or 9%. General and administrative expense for the six months ended June 30, 2022 was $269,022 as compared to $298,877 for the six months ended June 30, 2021. Major components of general and administrative expenses for the six months ended June 30, 2022 were professional fees of $39,553, rent expense of $21,918 and salary and wages of $114,051. This compares to professional fees of $34,971, rent expense of $65,015, and salary and wages of $104,314 for the six months ended June 30, 2021. Research and development outlays were decreased to $31,635 for the six months ended June 30, 2022 compared to $33,555 for the six months ended June 30, 2021.

Our net loss for the six months ended June 30, 2022 was $135,890, or $0.00 per share, compared to a net loss of $89,576, or $0.00 per share, for the six months ended June 30, 2021. The increased net loss was primarily due to the gain on extinguishment of liability income realized in the six months ended June 30, 2021 as compared to the current period.

Results for the six months ended June 30, 2022 reflect the impact of non-cash expenses, including the value of options granted in the amount of $13,103 and depreciation and amortization of $1,504. For the six-month period a year earlier, non-cash expenses included the value of options granted of $13,874, depreciation and amortization of $271 and inventory reserve adjustment of $50,542.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At June 30, 2022, our current liabilities totaled $1,510,860 and our current assets totaled $683,791, resulting in negative working capital of $(827,069).

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,584,122 at June 30, 2022, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow. Management believes that based on its operating plan, the projected sales for 2022, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern.

Operating Activities

We realized a negative cash flow from operations of $47,703 for the six months ended June 30, 2022 compared with a negative operating cash flow of $189,751 during the six months ended June 30, 2021.

Included in the operating loss of $135,890 for the six months ended June 30, 2022 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options granted in the amount of $13,103 and depreciation and amortization of $1,504. Additionally, the operating loss included general and administrative expenses of $269,022 and research and development expenses of $31,635.

Financing Activities

We realized a negative cash flow from financing activities of $5,441 for the six months ended June 30, 2022 compared with a positive cash flow of $149,674 for the six months ended June 30, 2021. The negative cash flow for the six months ended June 30, 2022 relates to payments on related party note payable. The positive cash flow for the six months ended June 30, 2021 relates primarily to proceeds from long-term debt.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 0% of revenue for the periods ended June 30, 2022 and 2021, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the periods ended June 30, 2022 and 2021, respectively.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2022. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. Mine Safety Disclosures.

Not applicable

ITEM 5.OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2022 and the audited balance sheet as of December 31, 2021, the condensed unaudited Statements of Operations for the three and six month periods ended June 30, 2022 and 2021, the condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2022 and 2021, and the condensed unaudited Statements of Stockholders’ Deficit as of June 30, 2022 and 2021, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: August 16, 2022	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: August 16, 2022	/s/ Werner Funk
By: Werner Funk