Form 10-Q
period 2022-09-30
Omnitek Engineering Corp
filed 2022-11-15
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2022

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
N/A

As of November 15, 2022, the Registrant had 21,948,091 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	September 30,	December 31,
	2022 (Unaudited)	2021
ASSETS
CURRENT ASSETS
Cash	$8,421	$59,674
Accounts receivable, net	11,478	9,555
Accounts receivable – Related Party	1,239	-
Inventories, net	632,920	717,044
Contract assets	-	13,221
Deposits	2,497	4,230
Total Current Assets	656,555	803,724

PROPERTY & EQUIPMENT, net	7,848	14,373

OTHER ASSETS
Operating lease – Right-of-use asset	503,173	593,697
Long-term deposit	13,514	13,514
Total Other Assets	516,687	607,211

TOTAL ASSETS	$1,181,090	$1,425,308
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$387,553	$373,221
Accrued management compensation	638,042	620,735
Accounts payable - related parties	129,238	124,472
Notes payable - related parties, current portion	15,000	15,000
Convertible notes payable – related party	35,680	31,090
Contract liabilities	-	75,000
Customer deposits	231,418	170,870
Operating lease liabilities - current	115,546	106,149
Total Current Liabilities	1,552,477	1,516,537
LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	198,674	198,674
Convertible notes payable – related party, net of current portion	-	12,826
Operating lease liabilities – long-term	416,447	504,963
Total Long-term Liabilities	615,121	716,463
Total Liabilities	2,167,598	2,233,000

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 shares, issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,049,176	12,033,454
Accumulated deficit	(21,642,770)	(21,448,232)
Total Stockholders' Deficit	(986,508)	(807,692)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,181,090	$1,425,308

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

REVENUES	$245,341	$311,909	$728,630	$758,329
COST OF GOODS SOLD	150,761	165,286	456,672	456,169
GROSS MARGIN	94,580	146,623	271,958	302,160

OPERATING EXPENSES

General and administrative	128,577	145,811	397,599	444,688
Research and development	18,532	15,555	50,167	49,110
Depreciation and amortization	560	349	2,064	620

Total Operating Expenses	147,669	161,715	449,830	494,418

LOSS FROM OPERATIONS	(53,089)	(15,092)	(177,872)	(192,258)

OTHER INCOME (EXPENSE)

Other income	-	17,918	-	17,985
Loss on abandoned asset	-	(950)	-	(950)
Extinguishment of liability	-	-	-	100,655
Interest expense	(5,559)	(7,004)	(15,866)	(19,336)

Total Other Income (Expense)	(5,559)	(9,964)	(15,866)	98,354

LOSS BEFORE INCOME TAXES	(58,648)	(5,128)	(193,738)	(93,904)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(58,648)	$(5,128)	$(194,538)	$(94,704)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
-BASIC AND DILUTED	21,948,091	21,600,189	21,948,091	21,600,189

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2022	September 30, 2021
OPERATING ACTIVITIES
Net loss	$(194,538)	$(94,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	2,064	620
Loss on abandoned asset	-	950
Options and warrants issued for services	15,722	16,493
Extinguishment of liability	-	(100,655)
Amortization of ROU asset	96,430	27,947
Write-off of contract asset	13,221	-
Inventory reserve	17	(121,572)
Changes in operating assets and liabilities:
Accounts receivable	(1,923)	(3,158)
Accounts receivable–related parties	(1,239)	(13,130)
Deposits	1,733	30,415
Inventory	84,107	208,450
Accounts payable and accrued expenses	14,332	(39,499)
Customer deposits	60,548	(106,355)
Contract liabilities	(75,000)	-
Operating lease liability	(79,119)	(15,508)
Accounts payable-related parties	4,766	4,447
Other noncurrent assets	-	2,117
Accrued management compensation	17,307	21,153
Net Cash Used in Operating Activities	(41,572)	(181,989)

INVESTING ACTIVITIES
Purchase of fixed assets	(1,445)	(10,840)
Net Cash Used in Investing Activities	(1,445)	(10,840)

FINANCING ACTIVITIES
Proceeds from loans payable - SBA	-	100,000
Proceeds from related party payable	-	50,000
Payments on related party note payable	(8,236)	(3,777)

Net Cash (Used in) Provided by Financing Activities	(8,236)	146,223

NET CHANGE IN CASH	(51,253)	(46,606)
CASH AT BEGINNING OF YEAR	59,674	60,729

CASH AT END OF PERIOD	$8,421	$14,123
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$7,806	$13,103
Income taxes	$800	$800
NON CASH FINANCING ACTIVITIES:
Adoption of ASC 842 – ROU Asset	$-	653,701
Adoption of ASC 842 – ROU Liability	$-	(652,350)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit (unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	21,948,091	$8,607,086	$ 12,033,454	$(21,448,232)	$(807,692)

Value of options issued for services	-	-	2,562	-	2,562

Net loss for the three months ended March 31, 2022	-	-	-	(72,508)	(72,508)

Balance, March 31, 2022	21,948,091	$8,607,086	$ 12,036,016	$(21,520,740)	$(877,638)

Value of options issued for services	-	-	10,541	-	10,541

Net loss for three months ended June 30, 2022	-	-	-	(63,382)	(63,382)
Balance, June 30, 2022	21,948,091	$8,607,086	$ 12,046,557	$(21,584,122)	$(930,479)

Value of options issued for services	-	-	2,619	-	2,619

Net loss for three months ended September 30, 2022	-	-	-	(58,648)	(58,648)
Balance, September 30, 2022	21,948,091	$8,607,086	$ 12,049,176	$(21,642,770)	$(986,508)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	21,600,189	$8,578,210	$12,013,298	$(21,465,641)	$(874,133)

Value of options issued for services	-	-	11,283	-	11,283

Net loss for the three months ended March 31, 2021	-	-	-	(395)	(395)

Balance, March 31, 2021	21,600,189	$8,578,210	$12,024,581	$(21,466,036)	$(863,245)

Value of options issued for services	-	-	2,591	-	2,591

Net loss for the three months ended June 30, 2021	-	-	-	(89,181)	(89,181)

Balance, June 30, 2021	21,600,189	$8,878,210	$12,027,172	$(21,555,217)	$(949,835)

Value of options issued for services			2,619	-	2,619

Net loss for the three months ended September 30, 2021	-	-	-	(5,128)	(5,128)
Balance, September 30, 2021	21,600,189	$ 8,578,210	$ 12,029,791	$ (21,560,345)	$(952,344)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2022

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2022 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2021 audited financial statements.  The results of operations for the periods ended September 30, 2022 and September 30, 2021 are not necessarily indicative of the operating results for the full years.

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

September 30, 2022

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 0% of revenue for the periods ended September 30, 2022 and September 30, 2021, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the periods ended September 30, 2022 and September 30, 2021, respectively.

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

September 30, 2022

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type for the three months ended September 30, 2022 and September 30, 2021:

	For the three months ended September 30, 2022				For the three months ended September 30, 2021
	Consumer	Long-term			Consumer	Long-term
Segments	Products	Contract	Total		Products	Contract	Total
Domestic	$74,491	-	74,491		$84,491	-	84,491
International	170,850	-	170,850		227,418	-	227,418
	$245,341	-	245,341	$	$ 311,909	-	311,909

Filters	$121,660	-	121,660		$189,559	-	189,559
Components	123,681	-	123,681		122,350	-	122,350
	$245,341	-	245,341		$ 311,909	-	311,909

The following table presents Omnitek’s revenues disaggregated by region and product type for the nine months ended September 30, 2022 and September 30, 2021:

	For the nine months ended September 30, 2022			For the nine months ended September 30, 2021
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$281,184	-	281,184	$318,360	-	318,360
International	447,446	-	447,446	439,969	-	439,969
	$728,630	-	728,630	$758,329	-	758,329

Filters	$347,824	-	347,824	$399,966	-	399,966
Components	380,806	-	380,806	349,893	-	349,893
Engineering Services	-	-	-	8,470	-	8,470
	$728,630	-	728,630	$758,329	-	758,329

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	September 30, 2022	December 31, 2021
Location : Vista, CA
Raw materials	$829,398	$846,499
Finished goods	735,275	802,280
Allowance for obsolete inventory	(931,753)	(931,735)
Total	$632,920	$717,044

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $0 and $51,165, for the periods ended September 30, 2022 and September 30, 2021, respectively.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2022

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Production equipment	$68,456	$68,456
Leasehold Improvements	4,689	10,627
Less: accumulated depreciation	(65,297)	(64,710)
Total	$7,848	$14,373

Depreciation expense for the periods ended September 30, 2022 and September 30, 2021 was $2,064 and $620, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 3,307,222 and 3,048,889 stock options that would have been included in the fully diluted earnings per share as of September 30, 2022 and September 30, 2021, respectively.  However, the common stock equivalents were not included in the computation of the loss per share computation because they are anti dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2022 and December 31, 2021 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of September 30, 2022, the Company had an accumulated deficit of $21,642,770 and total stockholders’ deficit of $(986,508).  At September 30, 2022, the Company had current assets of $656,555 including cash of $8,421, and current liabilities of $1,552,477, resulting in negative working capital of $(895,922). For the nine months ended September 30, 2022, the Company reported a net loss of $194,538 and net cash used in operating activities of $41,572. Management believes that based on its operating plan, the projected sales for 2022, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain.  The company is also

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2022

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 3 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. By contrast, the Contract Liabilities account (see Note 4) relates to long-term contracts where revenue is recognized over the term of the contract. For the periods ended September 30, 2022 and December 31, 2021, the balance due under customer deposits was $231,418 and $170,870, respectively.

NOTE 4 – CONTRACT ASSETS AND LIABILITIES

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the balance sheet. For Omnitek’s long-term contracts, amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. During the second quarter the Company's sole ongoing long-term contract was cancelled by the customer. In response to the cancellation, the Company wrote-off the contact asset and reclassified the associated net contract liability as a customer deposit, allowing the customer to apply the net deposit to future projects.

The table below reconciles the net excess billings to the amounts included in the balance sheets at those dates:

	September 30,	December 31,
	2022	2021
Contract assets	$-	$13,221
Contract liabilities	$-	$(75,000)
Net amount of contract liabilities in excess of contract assets	$-	$(61,779)

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2022

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

During the three months ended September 30, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $26,412 and the Company recorded operating lease expenses included in operating expenses of $12,633 and cost of sales of $24,657, for a total of $37,290. During the nine months ended September 30, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $93,390 and the Company recorded operating lease expenses included in operating expenses of $37,899 and cost of sales of $73,971, for a total of $111,870.

As of September 30, 2022, maturities of operating lease liabilities were as follows:

Years ending December 31,
2022 (remaining)	$33,489
2023	141,036
2024	148,074
2025	176,268
2026	88,134
Total lease payments	587,001
Less: imputed interest	(55,008)
Total lease liability	$531,993
Less: current lease liability	(115,546)
Long-term lease liability	$416,447

Weighted average discount rate:
Operating leases	4.94%

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of September 30, 2022 and December 31, 2021, the Company owed board members and a board member’s company for such services in the amounts of $129,238 and $124,472, respectively.

Accrued Management Compensation

For the periods ended September 30, 2022 and December 31, 2021, the Company’s president was due $638,042 and $620,735, respectively.

NOTE 7 – NOTES PAYABLE - RELATED PARTY

Convertible Notes – Related Parties

On June 4, 2021 the Company issued a convertible promissory note for $30,000 to its CEO. The note has an annual interest rate of 8% and is unsecured. The note calls for monthly installment payments of $1,050 commencing on July 4, 2021. The unpaid principal amount of the note and all unpaid accrued interest is due and payable on or before June 4, 2023. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2022

(unaudited)

NOTE 7 – NOTES PAYABLE - RELATED PARTY (Continued)

principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of September 30, 2022.

On June 4, 2021 the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. On December 14, 2021, the Convertible Promissory Note dated June 4, 2021, in the original principal amount of $20,000, with an original Maturity Date of December 4, 2021, was extended for an additional period of 3 months until March 4, 2022. On March 4, 2022, the Note was extended for an additional period of 3 months until June 4, 2022. On June 4, 2022, the Note was extended for an additional period of 3 months until September 4, 2022. On September 4, 2022, the Note was extended for an additional period of 3 months until December 4, 2022.  The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of September 30, 2022.

As of September 30, 2022 and December 31, 2021 Convertible Notes – Related Party consisted of the following:

	September 30,	December 31,
	2022	2021
Convertible Note payable, related parties	$35,680	$43,916
Less current portion	(35,680)	(31,090)
Total	$-	$12,826

Payable – Related Party

On January 19, 2017 the Company issued a promissory note for $15,000 to the Company’s CEO. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2023.

As of September 30, 2022 and December 31, 2021 Notes Payable – Related Party consisted of the following:

	September 30,	December 31,
	2022	2021
Note payable, related party	$15,000	$15,000
Total	$15,000	$15,000

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2022

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

As of September 30, 2022 and December 31, 2021 Debt consisted of the following:

	September 30,	December 31,
	2022	2021
Loan payable – SBA EIDL	$198,674	$198,674
Less current portion	-	-
Total	$198,674	$198,674

NOTE 9 - STOCK OPTIONS

During the nine months ended September 30, 2022 and 2021, the Company granted 150,000 and 400,000 options for services, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized expense of $15,722 and $16,493, respectively, for options that vested during the periods pursuant to ASC Topic 718. As of September 30, 2022 total remaining amount of compensation expense to be recognized in future periods is $14,973.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011 Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. The 2011 Plan expired on August 2, 2021 and no further options may be issued under the 2011 Plan. As of September 30, 2022 there are -0- options issued under the 2011 Plan.

On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2022 there are 1,915,556 options currently issued, and 334,444 options available for issuance under the 2015 Plan.

In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.  As of September 30, 2022, the Company has a total of 1,450,000 options issued, and 3,550,000 options available for issuance under the 2017 Plan.

The Company recognizes compensation expense for stock-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.  The Company estimates the fair value of stock options using a Black-Scholes option pricing model which requires management to make estimates for certain assumptions regarding risk-free interest rate, expected life of options, expected volatility of stock and

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2022

(unaudited)

NOTE 9 - STOCK OPTIONS (Continued)

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	September 30, 2022	September 30, 2021
Expected volatility	207%	201%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	2.95%	1.20%

A summary of the status of the options granted at September 30, 2022 and December 31, 2021 and changes during the periods then ended is presented below:

	September 30,		December 31,
	2022		2021
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,290,556	$0.19	2,890,556	$0.20
Granted	150,000	0.05	400,000	0.11
Exercised	-	-	-	-
Expired or cancelled	(75,000)	0.85	-	-
Outstanding at end of period	3,365,556	0.16	3,290,556	0.19
Exercisable	3,215,556	$0.17	3,065,556	$0.19

A summary of the status of the options outstanding at September 30, 2022 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-0.99	3,365,556	2.46 years	3,215,556	0.17

NOTE 10 -  SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the dates of these financial statements were issued.

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

Results of Operations

For the three months ended September 30, 2022 and September 30, 2021

Revenues were $245,341 for the three months ended September 30, 2022 compared with $311,909 for the three months ended September 30, 2021, a decrease of $66,568. The decrease in revenues for the period is the result of shipment timing.

Cost of sales was $150,761 for the three months ended September 30, 2022 compared with $165,286 for the three months ended September 30, 2021, a decrease of $14,525. Our gross margin percentage was 39% for the three months ended September 30, 2022 compared with 47% in the same period in 2021. The lower margin for the three months ended September 30, 2022 relates primarily to product mix.

Operating expenses for the three months ended September 30, 2022 were $147,669 compared with $161,715 in the same period in 2021, a decrease of $14,046 or 9%. General and administrative expense for the three months ended September 30, 2022 was $128,577 compared with $145,811 for the three months ended September 30, 2021. Major components of general and administrative expenses for the three months ended September 30, 2022 were professional fees of $15,846, rent expense of $10,959, and salary and wages of $57,666 This compares to professional fees of $16,100, rent expense of $33,097 and salaries and wages of $54,698 for the three months ended September 30, 2021.  For the three months ended September 30, 2022 research and development outlays increased to $18,532 compared with $15,555 for the three months ended September 30, 2021.

Our net loss for the three months ended September 30, 2022 was $58,648, or ($0.00) per share, compared with a net loss of $5,128, or ($0.00) per share, for the three months ended September 30, 2021.  The increased net loss during the three months ended September 30, 2022 over the same period a year earlier, was primarily due to lower revenues.  For the three months ended September 30, 2022 Other income was $0 compared with $17,918 for the three months ended September 30, 2021.

Results for the three months ended September 30, 2022 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $2,619 and depreciation and amortization of $559.  For the three-month period a year earlier non-cash expenses included options and warrants granted in the amount of $2,619 and depreciation and amortization of $349.

For the nine months ended September 30, 2022 and September 30, 2021

Our revenues were $728,630 for the nine months ended September 30, 2022, compared with $758,329 for the nine months ended September 30, 2021, a decrease of $29,699 or 4%. The decrease in revenues for the period is the result of shipment timing.

Our cost of sales was $456,672 for the nine months ended September 30, 2022, compared with $456,169 for the nine months ended September 30, 2021, an increase of $503. Our gross margin was 37% for the nine months ended September 30, 2022 compared with 40% for the nine months ended September 30, 2021. The change in gross margin between the periods relates primarily to product mix.

Our operating expenses for the nine months ended September 30, 2022 were $449,830 compared with $494,418 in 2021  , a decrease of $44,588 or 9%.  General and administrative expense for the nine months ended September 30, 2022 was $397,599 as compared with $444,688 for the nine months ended September 30, 2021. Major components of general and administrative expenses for the nine months ended September 30, 2022 were professional fees of $55,399, rent expense of $32,877 and salary and wages of $171,717. This compares with professional fees of $46,727, rent expense of 87,255, and salary and wages of $159,846 for the nine months ended September 30, 2021. Research and development outlays were $50,167 for the nine months ended September 30, 2022, compared with $49,110 for the nine months ended September 30, 2021.

Our net loss for the nine months ended September 30, 2022 was $194,538, or ($0.01) per share, compared with a net loss of $94,704, or ($0.00) per share, for the nine months ended September 30, 2021. The increased net loss over the same period a year earlier was primarily due to Extinguishment of liability income recognized during the earlier period.

Results for the nine months ended September 30, 2022 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $15,722 and depreciation and amortization of $2,064. For the nine-month period a year earlier, non-cash expenses included the value of options and warrants granted of $16,493, depreciation and amortization of $620 and inventory reserve adjustment of $(121,572). For the nine months ended September 30, 2022 Other income was $0 compared with $17,985 for the nine months ended September 30, 2021.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At September 30, 2022, our current liabilities totaled $1,552,477 and our current assets totaled $656,555, resulting in negative working capital of $895,922.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,642,770 at September 30, 2022, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $41,572 for the nine months ended September 30, 2022, compared with a negative cash flow of $181,989 during the nine months ended September 30, 2021.

Included in the operating loss of $194,538 for the nine months ended September 30, 2022 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $15,722 and depreciation and amortization of $2,064.

Financing Activities

We realized a negative cash flow from financing activities of $8,236 for the nine months ended September 30, 2022, compared with positive cash flow of $146,223 for the nine months ended September 30, 2021. The negative cash flow for the nine months ended September 30, 2022 relates to payments on related party note payable. The positive cash flow for the nine months ended September 30, 2021 relates to proceeds from long-term debt.

Investing Activities

We realized negative cash flow from investing activities of $1,445 for the nine months ended September 30, 2022 compared with negative cash flow from investing activities of $10,840 for the nine months ended September 30, 2021. The negative cash flow for both periods related to purchases of fixed assets.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 0% of revenue for the periods ended September 30, 2022 and September 30, 2021, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the periods ended September 30, 2022 and September 30, 2021, respectively.

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

Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as a result of the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2022. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

On September 16, 2022 the Company received a Summons and was named as a cross-defendant in the matter of Olson-Ecologic Engine Testing Laboratories, LLC -v- Michael Naylor, Omnitek Engineering Corp., and Moto Concerto, Inc., filed in the Superior Court of the State of California, County of Orange, Central Justice Center, Case No. 30-2020-01171344. Olson-Ecologic Engine Testing Laboratories, LLC filed the cross-complaint in response to the original complaint filed by Michael Naylor against Olson-Ecologic Engine Testing Laboratories. Omnitek served as a subcontractor to Olson-Ecologic who received a grant in May 2017 from the California Energy Commission.  In October 2017, very early in the project and before completion of the project, which was to run into 2020,  Olson-Ecologic advised Omnitek that the California Energy Commission had terminated the project.  In the cross-complaint Olson-Ecologic alleges that Omnitek participated with Mr. Naylor in overcharging Olson-Ecologic, however, Olson-Ecologic doesn’t provide a specific statement of facts or actions of what Omnitek allegedly did. Olson-Ecologic’s cross-complaint and allegations against Omnitek are without merit and complete nonsense and Omnitek will vigorously defend the cross-complaint.

We are not a party to any other pending legal proceeding.  No federal, state or local governmental agency is presently contemplating any proceeding against the Company.  No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2022 and the audited balance sheet as of December 31, 2021, the condensed unaudited Statements of Operations for the three month periods ended September 30, 2022 and 2021, the condensed unaudited Statements of Cash Flows for the nine month periods ended September 30, 2022 and 2021, and the condensed unaudited Statements of Stockholders’ Equity (Deficit) as of September 30, 2022 and 2021, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: November 15, 2022	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: November 15, 2022	/s/ Werner Funk
By: Werner Funk