Form 10-K
period 2022-12-31
Omnitek Engineering Corp
filed 2023-04-17
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022, was $796,415.

As of April 11, 2023, there were 21,948,091 shares of the registrant’s Common Stock outstanding.

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

Engine conversions in the United States are subject to U.S. Environmental Protection Agency (“EPA”) or California Air Resources Board (“CARB”) approvals. The cost for converting an engine depends on the engine model. Engine conversions in certain foreign countries may require less sophisticated emission control components, resulting in substantially reduced cost. With the price disparity between diesel and natural gas being a market driver, the Company anticipates the majority of its business to come from markets where diesel fuel is more expensive than gaseous fuels for the foreseeable future. Additionally, it is expected that the 200-nation “Paris Agreement on Climate Change” and other local regulations designed to lower air pollution, will further increase demand for Omnitek’s technology.

Omnitek can also deliver complete new natural gas engines when local emission standards, or other conditions, require the use of new engines.

Principal Products or Services.

At this time the Omnitek product line includes:

•A conversion kit for converting diesel engines to run on an alternative fuel;

•New complete natural gas engines;

•A high-pressure natural gas coalescing filter; and

•Natural gas engine components.

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

The key to the success of Omnitek’s technology is performance and reliability, which is achieved using the Company’s patented fuel mixing device and an electronic control unit (ECU) which senses engine parameters in real time and instantly makes fuel mixture adjustments to deliver the correct amount of fuel and the correct ignition timing.

Omnitek does not perform installation of the conversion kits directly, but rather trains dealers and sub-dealers around the world to perform the engine conversions using its technology.

Most diesel engines can be converted using Omnitek’s technology, however, there is no assurance that diesel vehicle owners will elect to convert their diesel engines to an alternative fuel. Additionally, while the Company is not aware of any other company offering engine conversion solutions for most heavy-duty diesel engines that can compete with our patented technology at this time, competitors could develop such technology and there are no guarantees that the owners of the engines would choose the Omnitek conversion technology over our competitors’ technology to convert their engines.

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

Further detail to announcements can be found at http://www.omnitekcorp.com/news.htm

Competitive business conditions and the Company’s competitive position in the industry and methods of competition

We believe our products have many important advantages, some of which are performance, ease of use, and lower cost. We compete in a small segment of the transportation and energy arena. Most of the larger multinational corporations do not offer a complete solution for the markets the Company serves. We believe that competition in these markets is principally based on the quality of the product, performance, reliability and price. Because of the Company’s limited financial resources, Omnitek could be at a competitive disadvantage compared to other suppliers of competitive products.

Competition - Diesel-to-Natural Gas Engine Conversions

The Company encounters competing products in countries where no emission standards are enforced, and where low-tech systems are still being used. These systems can be used to convert low-power diesel engines found in these countries. When converting emissions controlled high-power engines, as currently found in most countries, a fuel injection system, like the Omnitek system, must be used.

As of today, the Company is not aware of any direct competitors offering a similar and extensive range of engine conversion kits for heavy-duty diesel engines. Some companies mainly supply parts to original equipment engine manufacturers and do not offer complete systems to convert diesel engines.

There are numerous companies supplying natural gas components for use on gasoline cars and small trucks. These technologies have been on the market for many years and millions of vehicles have been converted worldwide using these technologies. However, this technology is not suitable to convert heavy-duty diesel engines and is not in direct competition with Omnitek’s technology. At this time, Omnitek is not planning to compete in the small-engine market.

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

As of the time of this report there are a very limited number of new natural gas engine suppliers. In the United States only Cummins Westport offers EPA/CARB certified heavy-duty natural gas engines for trucks and buses. In Europe and China, we find IVECO, Scania, MAN, Yuchai and Weichai, just to name a few. We believe that additional competitors will emerge as this market matures.

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

During the year ended December 31, 2022, four suppliers accounted for 82% of products purchased compared with the year ended December 31, 2021, where four suppliers accounted for 81% of products purchased.

See Risk Factors Item “Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.”

Dependence on one or few major customers

The Company believes that the diversity of the product line offered alleviates the dependence on any customer. Through a widespread use of our product line, Omnitek is striving to develop a wide base of customers. During the year ended December 31, 2022 eight customers accounted for approximately 81% of sales. During the year ended December 31, 2021, eight customers accounted for approximately 84% of sales.

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

Although the Company intends to seek patent protection for its proprietary technology and products in the United States and in foreign countries, the patent positions of our products, are generally uncertain and involve complex legal and factual questions. Consequently, we do not know whether any of the patent applications that we have and will consider filing will result in the issuance of any patents, or whether such patent applications will be circumvented or invalidated. There can be no assurance that all United States patents that may pose a risk of infringement can or will be identified. Additionally, Omnitek has not sought to identify foreign patent applications that might affect existing patent applications currently on file with the Unites States Patent and Trademark Office. If we are unable to obtain licenses where we may have infringed on other patents, we could encounter delays in product market introductions while attempting to design around such intellectual property rights, or we could find that the development, manufacture or sale of products requiring such licenses could be prevented. In addition, we could incur substantial costs in defending suits brought against us on such intellectual property rights or prosecuting suits which the Company brings against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for or have received patents and may obtain additional patents and proprietary rights relating to, compounds or processes competitive with those of Omnitek. See “Competitive business conditions and the Company’s competitive position in the industry and methods of competition.”

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

Other Agreements

As part of the build-out of the dealer/installer network, the Company will from time-to-time enter into agreements with various companies in the USA and foreign countries.

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

Management believes that these reporting obligations increase the Company’s annual legal and accounting costs by an estimated $65,000.

Omnitek is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the Company’s business.

Research and Development

Research and development expenditures for the last two fiscal years, 2022 and 2021, were $66,444 and $63,821 respectively, and were comprised of charges for engine certification testing, purchase of equipment and parts for R&D, and the cost of personnel in the development of products and services.

In some cases, Omnitek is contracted to develop a specific engine or component. In these cases, Omnitek requires an up-front payment from the customer.

Costs and effects of compliance with environmental laws

Except as discussed above regarding EPA and CARB emissions certification of engine conversion kits used in the United States, our business activities are not subject to any environmental laws and we do not anticipate that our future business activities will subject the Company to any environmental compliance regulations.

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

The price of oil, which also affects the price of diesel and gasoline, can have a significant impact on the Company’s business. As the price differential between diesel and natural gas decreases the payback period for the cost of the engine conversion is extended. This makes the engine conversion less desirable, which can result in lower sales of the Company’s engine conversion technology.

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

A supply and demand imbalance in natural gas markets could cause an increase in the price of natural gas. Recently, the wholesale cost of natural gas has increase. The Commodity Futures Trading Commission (CFTC) under the 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act has regulatory authority of the over-the-counter derivatives markets. Regulations affecting derivatives could increase the price of natural gas. A significant increase in the price of natural gas may discourage the conversion from diesel to natural gas.

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

The prices of various fuel alternatives are subject to fluctuation, based upon many factors, including changes in resource bases, pipeline transportation capacity for natural gas, refining capacity for crude oil and government excise and fuel tax policies. The price differential among various fuel alternatives can impact customers and their decisions to buy our products.

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

If the World economic conditions deteriorate or do not improve, our target consumer base may be disproportionately affected. Stagnant economic growth is likely to negatively affect our customers' ability to purchase our goods. The resulting impact of such economic conditions on our customers and on consumer spending could have a material adverse effect on demand for our products, financial condition and operating results.

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

A global economic crisis could result in decreases in customer spending

We operate in competitive and evolving markets locally, nationally and globally. These markets are subject to rapid technological change and changes in demand. In seeking market acceptance, we will encounter competition from many sources, including other well-established larger technology providers. Many of these competitors have substantially greater financial, marketing and other resources than Omnitek. Our revenue could be materially adversely affected if we are unable to compete successfully with these other providers.

There is uncertainty relating to the ability of the company to enforce its rights under certain dealer agreements

Many of the dealer agreements are with foreign entities and are governed by the laws of foreign jurisdictions. If a dealer breaches a dealer agreement, we may incur the additional costs of determining our rights and obligations under the agreement, under applicable foreign laws, and enforcing the agreement in a foreign jurisdiction. We may not be able to enforce such rights or may determine that it would be too costly to enforce such rights. In addition, some of the dealer agreements contain arbitration provisions that govern disputes under the agreements and there is uncertainty with respect to the enforceability of such arbitration provisions under the laws of related foreign jurisdictions. If a dispute were to arise under a dealer agreement and the related arbitration provision was not effective, we would be exposed to the additional costs of settling the dispute through traditional legal avenues rather than through an arbitration process.

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

Operational stage of the Company and its products

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

Future capital requirements; uncertainty of future funding

Substantial expenditures will be required to enable Omnitek to conduct product research, manufacturing, marketing and distribution of its products and Intellectual Property. Omnitek may need to raise additional capital to facilitate growth and support its long-term manufacturing, and marketing programs. Omnitek has no established bank-financing arrangements and until we have sufficient assets, capital, and inventory or accounts receivable, it is not anticipated that we will secure any bank financing in the near future. Therefore, it is likely that Omnitek may need to seek additional financing through subsequent future public or private sales of its securities, including equity securities. Omnitek may also seek funding for the manufacturing, and marketing of its products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable Omnitek, if at all. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail one or more of our programs. Omnitek’s future cash requirements will be affected by the revenue generated from the sale of its products, the costs of production and marketing, as well as relationships with corporate partners, changes in the focus and direction of Omnitek’s programs, competitive and technological advances, and other factors.

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

Omnitek assembles certain products in-house after receiving components from outside vendors. Other products such as engines or components for future products may be produced or manufactured by outside companies for Omnitek. Therefore, Omnitek may be dependent on contract manufacturers for the production and manufacturing of certain products or components for products. In the event that we are unable to obtain or retain the necessary manufacturers for components or products on acceptable terms, we may not be able to continue to commercialize and market our products as planned. The manufacture of Omnitek’s products will be subject to current good manufacturing practices (“GMP”) requirements prescribed by Omnitek in order to meet the specifications and other standards prescribed by Omnitek to satisfy the anticipated and appropriate levels of operations and effectiveness when in use. There can be no assurance that we will be able to (i) obtain adequate supplies of products in a timely fashion at acceptable quality and prices, (ii) enter into arrangements for the manufacture of products with manufacturers whose facilities and procedures comply with Omnitek’s GMP or other regulatory requirements, should any such regulatory requirements arise, (iii) or that manufacturers will continue to comply with such standards, or (iv) that such manufacturers will be able to adequately meet Omnitek product needs. Omnitek’s dependence upon others for the manufacture of its proposed products may adversely affect our ability to develop and deliver products on a timely and competitive basis.

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

Approximately eight customers accounted for 81% of revenue for the year ended December 31, 2022, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability.

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

Risk of technological obsolescence and competition

Omnitek operates in an ever-evolving field. Developments are expected to continue at a rapid pace in the industry in general. Competition from other large companies, research and academic institutions and others is intense and expected to increase. Many of these companies and institutions have substantially greater resources than Omnitek, and may have substantially greater experience in  manufacturing and marketing of products. These entities represent significant long-term competition for Omnitek. There can be no assurance that developments by others will not render our technologies and products obsolete or noncompetitive. In addition, Omnitek’s competitors might succeed in developing or purchasing technologies and products that render the Company's technology and products obsolete or noncompetitive. See “Business – Competition.”

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

Limited current sales and marketing capability

Though Omnitek has key personnel with experience in sales, marketing and distribution to market its products, we must either retain and hire the necessary personnel to distribute and market its products or enter into collaborative arrangements or distribution agreements with third parties who will market such products or develop their own marketing and sales force with technical expertise and supporting distribution capability. There can be no assurance that we will be able to retain or hire the personnel with sufficient experience and knowledge to distribute and market our products.

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

Management believes that these reporting obligations will increase Omnitek’s annual legal and accounting costs by an estimated $65,000.

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

ITEM 3. LEGAL PROCEEDINGS

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

Not applicable.

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

	Company Common Stock Prices
2022	High	Low
Quarter ended December 31	$0.06	$0.04
Quarter ended September 30	$0.06	$0.04
Quarter ended June 30	$0.07	$0.05
Quarter ended March 31	$0.09	$0.05

2021
Quarter ended December 31	$0.10	$0.08
Quarter ended September 30	$0.12	$0.08
Quarter ended June 30	$0.18	$0.09
Quarter ended March 31	$0.49	$0.03

On April 11, 2023, the closing quotation per share for our common stock as reported on the OTCQB was $0.0429.

Holders

As of December 31, 2022. we have approximately 46 stockholders of record of our common stock. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.

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

Results of Operations

For the years ended December 31, 2022 and 2021

Revenues were $1,070,787 for 2022 compared with $1,097,467 in 2021, a decrease of $26,680, or 2.4%. The Company’s revenues remained steady between 2022 and 2021.

Total cost of goods sold increased to $649,427 in 2022 from $621,659 in 2021, for an increase of $27,768. Gross margin was $421,360 in 2022 compared with $475,808 in 2021. Gross margin as a percentage of sales for 2022 was 39 percent compared with 43 percent in 2021. The reduction in the gross margin percentage is attributable to lower sales of high-margin products.

Our operating expenses for 2022 were $595,780 compared with $665,300 in 2021, a decrease of $69,520, or 10%.  General and administrative expense for 2022 was $526,836 compared with $600,169 in 2021.  The decrease was due primarily to rent expense of $43,836 in 2022 compared with $98,106 in 2021. Major components of general and administrative expenses in 2022 were insurance expense of $54,812, rent expense of $43,836 and salary and wages of $228,566. This compares with insurance expense of $58,816, rent expense of $98,106, and salary and wages of $213,316 during 2021. Research and development outlays were $66,444 in 2022 compared with $63,829 in 2021.

Our net loss in 2022 was $196,709, or ($0.01) per share, compared with net income of $17,409, or $0.00 per share, in 2021. Net loss in 2022 was primarily due to lower sales of high-margin products and lower revenues in general. Additionally, operating loss for the year ended December 31, 2022 was $174,420 compared with $189,492 for the year ended December 31, 2021.  The decreased operating loss in 2022 was primarily due to reduced general and administrative costs in 2022.

Results for the year ended December 31, 2022 reflect non-cash expenses, including the value of options and warrants granted in the amount of $18,341 and depreciation and amortization of $2,500. For the year ended December 31, 2021, non-cash expenses included the value of options and warrants granted of $19,112, depreciation and amortization of $1,302 and the inventory reserve adjustment of $47,959.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital.  Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At December 31, 2022, our current liabilities totaled $1,513,942 and our current assets totaled $619,821, resulting in negative working capital of $894,121.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,644,941 at December 31, 2022.

Operating Activities

We realized positive cash flow from operations of $9,239 for the year ended December 31, 2022, compared with negative cash flow of $130,146 during the year ended December 31, 2021.

Included in the net loss of $196,709 for the year ended December 31, 2022, are non-cash expenses, which are not a drain on our capital resources. During 2022, these non-cash expenses include the value of options and warrants granted in the amount of $18,341 and depreciation and amortization of $2,500.

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

Liquidity & Going Concerns Policy

Historically, the Company has incurred net losses and negative cash flows from operations. Management believes that based on its operating plan, the projected sales for 2023, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months from the date these financial statements were issued.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. From time to time the Company has raised additional capital through the sale of equity and financing activities to support its operations, and should the need arise will attempt to do so in the future, however,  it is uncertain whether the Company will be successful in its efforts to raise additional capital in the future, if necessary.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 1% of revenue for the years ended December 31, 2022 and 2021, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 99% of revenue for the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, the company had no long-term contracts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2022.  Based on that evaluation, it was concluded that the disclosure controls and procedures were not effective as of December 31, 2022.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting, using criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on that assessment, management identified material weaknesses in internal control over financial reporting as of December 31, 2022, as further described below. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2022, were not effective, based on COSO’s framework.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director
Werner Funk	64	President, CEO, Secretary and Director	One Year	May 2001 to Present

Gary S. Maier	69	Director	One Year	August 2012 to Present

John M. Palumbo	67	Director	One Year	October 2013 to Present

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

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of Omnitek or a Significant Employee is as follows:

Werner Funk – Mr. Funk was born in Germany.  He has been a Director and the CEO of Omnitek since its formation in May of 2001.  Mr. Funk has over 35 years of experience in international business, manufacturing, engineering, marketing and Internet commerce.  He is responsible for management, marketing and new product design.  Mr. Funk was educated in Germany where he attended high school and vocational college for automotive technology and graduated with honors receiving a bachelor’s degree in automotive technology.  While living in Germany, he worked for Mercedes-Benz and was the assistant crew chief of a Porsche factory sponsored racing team.  Mr. Funk moved to the United States in 1978, where upon he started Nology Engineering Inc., a California Corporation, which designs, manufactures and markets automotive products for the performance aftermarket.  Mr. Funk also currently serves as the CEO of Nology Engineering Inc. Mr. Funk is listed as the inventor/co-inventor on several patents and patent applications.

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by Omnitek and representations from certain reporting persons, Omnitek believes that for the fiscal year ended December 31, 2022, all the officers, directors and more than 10% beneficial owners complied with the above-described filing requirements.

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

Our board of directors is comprised of three directors, two of which are outside independent directors and make up the audit committee.  John M. Palumbo, considered an audit committee financial expert, chairs our audit committee.

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the periods ended December 31, 2022, and 2021, (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)
Werner Funk	2022	$135,577(1)	-	$2,650	-	$-	$138,227
CEO, President, and Secretary	2021	$125,000(1)	-	$8,712	-	$-	$133,712

(1) In 2022, Mr. Funk’s base salary according to his employment agreement with the Company was $150,000. Mr. Funk deferred $14,423 of his 2022 salary. In 2021, Mr. Funk’s base salary according to his employment agreement with the Company was $150,000. Mr. Funk deferred $25,000 of his 2021 salary.

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

On April 18, 2022, in consideration of the services as director, the Corporation hereby grant to Werner Funk, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $0.05841 representing 110% of the closing price of the common stock of the Corporation as of April 15, 2022; Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

No Named Executive Officer exercised any options or SARs during the last completed fiscal year or owned any unexercised options or SARs at the end of the fiscal year.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers act, or will act, on behalf of, or at the direction of, any other person.

Compensation of Directors

There was no compensation paid to any director who was not a Named Executive Officer during the year ended December 31, 2022, other than that provided for attendance at meetings.

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

On April 18, 2022, in consideration for their services as independent directors, the Company granted to each of Messrs. Gary S. Maier and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan to purchase 50,000 shares of common stock, at an exercise price of $0.0531, representing 100% of the closing price of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

On April 18, 2022, in consideration of the services as director, the Corporation hereby grant to Werner Funk, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $0.05841 representing 110% of the closing price of the common stock of the Corporation as of April 15, 2022; Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision.

Outstanding Equity Awards At Fiscal Year-End

The following table provides information for the named executive officers on stock option holdings as of December 31, 2022.

The following table provides information for the named executive officers on stock option holdings as of December 31, 2022.

Name	Grant Date	Number of Shares of Stock Underlying Unexercised Vested Options (#)	Number of Shares of Stock Underlying Options that Have Not Vested (#)	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Werner Funk	4/15/2016	470,000	-	-	$0.286	4/14/2023
President and CEO	2/10/2017	605,556	-	-	$0.180	2/9/2024
	1/11/2018	50,000	-	-	$0.077	1/10/2025
	1/15/2028	300,000	-	-	$0.077	1/14/2025
	1/16/2019	50,000	-	-	$0.099	1/15/2026
	3/27/2020	50,000	-	-	$0.066	3/26/2027
	3/10/2021	175,000	125,000	-	$0.116	3/9/2028
	4/18/2022	50,000	-	-	$0.0584	4/17/2029

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information, as of December 31, 2022, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group.

Security Ownership of Certain Beneficial Owners

The following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1345 Specialty Dr. #E Vista, CA 92081	10,180,415(1) (2)	46.35%

As of April 11, 2023, there are 21,948,091 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the  Securities and Exchange Commission (“SEC”) which generally attribute beneficial ownership of securities to person, entity or group that directly or indirectly has or shares voting power or investment power with respect to those securities and includes the power to dispose, or direct the disposition of such securities, and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, preferred stock or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days.

To calculate a stockholder’s percentage of beneficial ownership of common stock, we must include in the numerator and denominator those shares of common stock underlying options, warrants and convertible securities that such stockholder is considered to beneficially own. Shares of common stock underlying options, warrants and convertible securities held by other stockholders, however, are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership of each of the stockholders may be different.

(1)Consists of 8,413,192 shares of Common Stock owned beneficially and of record directly, currently vested options to purchase 1,750,556 shares of common stock, and 16,667 shares of Common Stock which Mr. Funk currently has or will have within 60 days the right to acquire pursuant to stock options.

(2)Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

Security Ownership of Management

The following table sets forth the amount and nature of beneficial ownership of any class of our voting securities held by all of Omnitek’s current directors and executive officers.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1345 Specialty Dr. #E Vista, CA 92081	10,180,415(1) (2)	46.35%

Common Stock	Gary S. Maier 1345 Specialty Dr. #E Vista, CA 92081	461,500(3)	2.10%

Common Stock	John M. Palumbo 1345 Specialty Dr. #E Vista, CA 92081	499,820(4)	2.28%

Common Stock	Directors and Executive Officers as a Group (3 persons)	11,141,735	50.73%

As of April 11, 2023, there are 21,948,091 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the  Securities and Exchange Commission (“SEC”) which generally attribute beneficial ownership of securities to person, entity or group that directly or indirectly has or shares voting power or investment power with respect to those securities and includes the power to dispose, or direct the disposition of such securities, and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, preferred stock or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days.

To calculate a stockholder’s percentage of beneficial ownership of common stock, we must include in the numerator and denominator those shares of common stock underlying options, warrants and convertible securities that such stockholder is considered to beneficially own. Shares of common stock underlying options, warrants and convertible securities held by other stockholders, however, are disregarded in this calculation. Therefore, the denominator used in calculating beneficial ownership of each of the stockholders may be different.

(1)Consists of 8,413,192 shares of Common Stock owned beneficially and of record by Mr. Funk directly, currently vested options to purchase 1,750,556 shares of common stock, and 16,667 shares of Common Stock which Mr. Funk currently has or will have within 60 days the right to acquire pursuant to stock options.

(2)Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

(3)Consists of 90,500 shares of Common Stock owned beneficially and of record by Mr. Maier directly, and currently vested options to purchase 350,000 shares of common stock. Does not include 10,000 shares of common stock held by Mr. Maier’s spouse.

(4)Consists of 149,820 shares of Common Stock owned beneficially and of record by Mr. Palumbo directly, and currently vested options to purchase 350,000 shares of common stock.

Changes in Control

To the best of Omnitek’s knowledge there are no present arrangements or pledges of Omnitek’s securities, which may result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,265,556(1)	$0.25	3,884,444(2)

Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	3,265,556	$0.25	3,884,444

(1)Of these shares, 1,450,000 options are outstanding under the 2017 Plan and 1,815,556 options are outstanding under the 2015 Plan.

(2)Represents 3,550,000 shares available for issuance under the 2017 Plan and 334,444 shares available for issuance under the 2015 Plan. No new awards will be granted under the 2011 Plan.  Shares available under the 2015 Plan may be used for any type of award authorized in that plan, including stock options, stock appreciation rights, and full-value awards.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On June 4, 2021, the Company issued a convertible promissory note for $30,000 to its CEO. The note has an annual interest rate of 8% and is unsecured. The note calls for monthly installment payments of $1,050 commencing on July 4, 2021. The unpaid principal amount of the note and all unpaid accrued interest is due and payable on or before June 4, 2023. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of September 30, 2022.

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. On December 14, 2021, the Convertible Promissory Note dated June 4, 2021, in the original principal amount of $20,000, with an original Maturity Date of December 4, 2021, was extended for an additional period of 3 months until March 4, 2022. On March 4, 2022, the Note was extended for an additional period of 3 months until June 4, 2022. On June 4, 2022, the Note was extended for an additional period of 3 months until September 4, 2022. On September 4, 2022, the Note was extended for an additional period of 3 months until December 4, 2022. On December 4, 2022, the Note was extended for an additional period of 6 months until June 4, 2023.  The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of December 31, 2022.

On April 18, 2022, in consideration for their services as directors, the Company granted (a) to each of our independent directors, Messrs. Gary S. Maier and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan to purchase 50,000 shares of common stock, at an exercise price of $0.0531, representing 100% of the closing price of the common stock of the Corporation as of such date, and (b) to director Werner Funk, a Non-Qualified Stock Option pursuant to purchase 50,000 shares of common stock, at an exercise price of $0.0584, representing 110% of the closing price of the common stock of the Corporation as of such date,  . Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

Director Independence

The Board has determined that two of Omnitek’s Directors, Messrs. Gary S. Maier and John M. Palumbo, have met the independence requirements based upon the application of objective categorical standards adopted by the Board.  In making a determination regarding a Director’s independence, the Board considers all relevant facts and circumstances, including the Director’s commercial, banking, consulting, legal, accounting, charitable and familial relationships and such other criteria as the Board may determine from time to time.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2022, we incurred $44,077 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2022.

During the fiscal year ended December 31, 2021, we incurred $38,448 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2021.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2022, and 2021, for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2022, and 2021, for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $3,250 and $2,400, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2022, and 2021, for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV.

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
101**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

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

ITEM 16.FORM 10-K Summary

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: April 17, 2023
By: Werner Funk
Its: President and Secretary,
CEO, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 17, 2023
Werner Funk, Director

Dated: April 17, 2023	/s/ Gary S. Maier
Gary Maier, Director

Dated: April 17, 2023	/s/ John M. Palumbo
John M. Palumbo, Director

OMNITEK ENGINEERING CORP.

FINANCIAL STATEMENTS

December 31, 2022 and 2021

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Omnitek Engineering Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Omnitek Engineering Corp. (“the Company”) as of December 31, 2022 and 2021, the related statements of operations, cash flows, and stockholders’ deficit for each of the years in the two-year period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Allowance

Critical Audit Matter Description

As described in Note 2 to the financial statements, the Company’s inventories are valued at the lower of cost or net realizable value, determined on an average cost basis. The Company also determines a reserve for slow moving and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which consider historical usage, known trends, inventory age, and market conditions. At December 31, 2022, the approximate balance of inventory and inventory reserves were $1.47 million and $0.9 million, respectively.

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

Draper, UT

April 17, 2023

OMNITEK ENGINEERING CORP.

Balance Sheets

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$56,379	$59,674
Accounts receivable, net	10,180	9,555
Accounts receivable - related parties	2,252	-
Inventories, net	543,353	717,044
Contract assets	-	13,221
Deposits	7,657	4,230
Total Current Assets	619,821	803,724

PROPERTY & EQUIPMENT, net	7,412	14,373

OTHER ASSETS
Operating lease – right-of-use asset	472,342	593,697
Long-term deposit	13,514	13,514
Total Long-Term Assets	493,268	607,211

TOTAL ASSETS	$1,113,089	1,425,308

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$353,591	$373,221
Accrued management compensation	635,158	620,735
Accounts payable - related parties	127,192	124,472
Notes payable - related parties, current portion	15,000	15,000
Convertible notes payable – related party	32,827	31,090
Contract liabilities	-	75,000
Customer deposits	231,418	170,870
Operating lease liabilities - current	118,756	106,149
Total Current Liabilities	1,513,942	1,516,537

LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	199,000	198,674
Convertible notes payable – related party, net of current portion	-	12,826
Operating lease liabilities – long-term	386,207	504,963
Total Long-term Liabilities	585,207	716,463
Total Liabilities	2,099,149	2,233,000

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,948,091 shares, respectively issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,051,795	12,033,454
Accumulated deficit	(21,644,941)	(21,448,232)
Total Stockholders' Deficit	(986,060)	(807,692)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,113,089	1,425,308

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021

REVENUES	$1,070,787	$1,097,467
COST OF GOODS SOLD	649,427	621,659
Total Cost of Goods Sold	649,427	621,659
GROSS MARGIN	421,360	475,808

OPERATING EXPENSES

General and administrative	526,836	600,169
Research and development	66,444	63,829
Depreciation and amortization	2,500	1,302

Total Operating Expenses	595,780	665,300

LOSS FROM OPERATIONS	(174,420)	(189,492)

OTHER INCOME (EXPENSE)

Other income (expense)	-	32,100
Forgiveness of debt	-	200,321
Interest expense	(21,489)	(24,720)

Total Other Income (Expense)	(21,489)	207,701

INCOME (LOSS) BEFORE INCOME TAXES	(195,909)	18,209
INCOME TAX EXPENSE	800	800

NET INCOME (LOSS)	$(196,709)	$17,409

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC	21,948,091	21,600,189
- FULLY DILUTED	21,948,091	23,708,115
The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$(196,709)	$17,409
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	2,500	1,302
Options and warrants issued for services	18,341	19,112
Write-off of contract asset	13,221	-
Forgiveness of debt	-	(200,321)
Loss on abandoned asset	-	90
Amortization of ROU asset	127,261	58,653
Inventory reserve	(3,980)	53,453
Changes in operating assets and liabilities:
Accounts receivable	(625)	(26,100)
Operating lease liability	(106,149)	(41,238)
Accounts receivable–related parties	(2,252)	17,345
Deposits	(3,427)	34,380
Inventory	177,671	51,369
Other non-current assets	-	766
Accounts payable and accrued expenses	(19,304)	(65,377)
Customer deposits	60,548	(105,511)
Contract liability	(75,000)	-
Accounts payable-related parties	2,720	2,945
Accrued management compensation	14,423	25,577
Net Cash Provided by (Used in) Operating Activities	9,239	(130,146)
INVESTING ACTIVITIES
Purchase of fixed assets	(1,445)	(14,499)
Net Cash Used in Investing Activities	(1,445)	(14,499)
FINANCING ACTIVITIES
Payments on related party note payable	-	(6,410)
Proceeds from loans payable – SBA	-	100,000
Proceeds (payments on) from related party payable	(11,089)	50,000
Net Cash Provided by Financing Activities	(11,089)	143,590

NET CHANGE IN CASH	(3,295)	(1,055)
CASH AT BEGINNING OF YEAR	59,674	60,729
CASH AT END OF YEAR	$56,379	$59,674
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$17,713	$17,913
Income taxes	$800	$800
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for stock subscription	-	-
Common stock issued for trade payable	$-	$29,920

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2020	21,600,189	$8,578,210	$12,013,298	$(21,465,641)	$(874,133)

Value of options and warrants
issued for services	-	-	19,112	-	19,112

Deposit - Stock purchase agreement

Common stock issued for trade payable	347,902	28,876	1,044	-	29,920

Net loss for the year ended
December 31, 2021	-	-	-	17,409	17,409

Balance, December 31, 2021	21,948,091	$8,607,086	$12,033,454	$(21,448,232)	$(807,692)

Value of options and warrants
issued for services	-	-	18,341	-	18,341

Net income for the year ended
December 31, 2022	-	-	-	(196,709)	(196,709)

Balance, December 31, 2022	21,948,091	$8,607,086	$12,051,795	$(21,644,941)	$(986,060)

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2022, and 2021,

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

d.       Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received.  Allowance for doubtful accounts for the years ended December 31, 2022, and 2021, was $0 and $41,000, respectively. Additionally, bad debt expense for the years ended December 31, 2022, and 2021, was $0 and $26,000, respectively.

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

f.       Long-Lived Assets

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances would indicate that there may be an impairment.  The Company compares the estimated undiscounted future cash flows to

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2022, and 2021,

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the carrying value of the long-lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, the Company will recognize the impairment immediately. No impairment expense was recognized as of December 31, 2022, or 2021.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2022, and 2021,

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 1% of revenue for the years ended December 31, 2022, and 2021, respectively.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 99% of revenue for the years ended December 31, 2022, and 2021, respectively.

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

As of December 31, 2022, the company had no long-term contracts.

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	December 31,			December 31,
		2022			2021
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$376,453	-	376,453	$396,750	-	396,750
International	694,334		694,334	693,052	7,665	700,717
	$1,070,787		1,070,787	$1,089,802	7,665	1,097,467

Filters	520,386	-	520,386	693,768	-	693,768
Components	549,581	-	549,581	395,176	-	395,176
Engineering Services	820		820	858	7,665	8,523
	$1,070,787		1,070,787	$1,089,802	7,665	1,097,467

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2022, and 2021,

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.       Cost of Goods Sold

The Company includes product costs (i.e. material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of goods sold.

j.       Research and Development

The Company expenses the costs of researching and developing its products during the period incurred. During the years ended December 31, 2022, and 2021, the Company incurred research and development expenses of $66,444 and $63,829, respectively.

k.       Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended December 31, 2022, and 2021, the Company expensed $-0- and $-0-, respectively.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

m.       Basic and Diluted Loss Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 3,207,222 vested stock options and warrants that were included in the fully diluted earnings per share computation as of December 31, 2022. As of December 31, 2021, the Company had 3,065,556 Stock Options and Warrants that would have been included in the fully diluted earnings per share computation. However, in 2022 the common stock equivalents were not included in the computation because they were anti-dilutive.

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

December 31, 2022, and 2021,

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

The Company had no financial instrument in 2022.

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

p.       Concentration of Risks

Customers

During the year ended December 31, 2022, eight customers accounted for approximately 81% of sales.

During the year ended December 31, 2021, eight customers accounted for approximately 84% of sales.

Suppliers

During the year ended December 31, 2022, four suppliers accounted for 82% of products purchased.

During the year ended December 31, 2021, four suppliers accounted for 81% of products purchased.

q.       Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of December 31, 2022, the Company had an accumulated deficit of $21,644,941 and total stockholders’ deficit of $(986,060).  At December 31, 2022, the Company had current assets of $619,821 including cash of $56,379, and current liabilities of $1,513,942, resulting in negative working capital of $894,121. For 2022, the Company reported a net loss of $196,709 and net cash provided by operating activities of $9,239. Management believes that based on its operating plan, the projected sales for 2023, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months from the date these financial statements were issued.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

r.       Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2022, and 2021,

NOTE 3 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. By contrast, the Contract Liabilities account (see Note 4) relates to long-term contracts where revenue is recognized over the term of the contract. For the periods ended December 31, 2022 and December 31, 2021, the balance due under customer deposits was $231,418 and $170,870, respectively.

NOTE 4 – CONTRACT ASSETS AND LIABILITIES

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the balance sheet. For Omnitek’s long-term contracts, amounts are generally billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, Omnitek sometimes receives advances or deposits from its customers, before revenue is recognized, resulting in billings in excess of costs and estimated earnings on uncompleted contracts (contract liabilities). As of December 31, 2022, the company had no long-term contract liabilities.

The table below reconciles the net excess billings to the amounts included in the balance sheets at those dates:

	December 31,	December 31,
	2022	2021
Contract assets	$-	$13,221
Contract liabilities	$-	$(75,000)
Net amount of contract liabilities in excess of contract assets	$-	$(61,779)

NOTE 5 – OPERATING LEASES

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

On June 3, 2021, the Company entered into a lease for the premises located at 1345 Specialty Drive #E, Vista, CA, containing approximately 11,751 square feet of rentable area. The lease commenced on July 1, 2021, and expires on June 30, 2026. The monthly base rent under the lease is $9,988 per month and monthly operating expenses during the term of the lease, subject to adjustment under the lease, is $1,175 per month. On Commencement Date the Company recognized a ROU asset of $653,701 and a lease liability of $652,350.

During the year ended December 31, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $133,956 and the Company recorded operating lease expenses included in operating expenses of $43,836 and cost of sales of $105,324, for a total of $149,160.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2022, and 2021,

NOTE 5 – OPERATING LEASES (continued)

Supplemental balance sheet information related to leases as of December 31, 2022 was as follows:

Operating leases:
Operating lease right-of-use-assets	472,342
Operating lease liabilities - current	118,756
Operating lease liabilities – long-term	386,207
Incremental borrowing rate:
Operating leases	4.94%

As of December 31, 2022, maturities of operating lease liabilities were as follows:

Years ending December 31,
2023	141,036
2024	148,074
2025	176,268
Thereafter	88,134
Total lease payments	553,512
Less: Imputed interest	(48,549)
Total lease liability	504,963
Less: current lease liability	(118,756)
Long-term lease liability	$386,207

NOTE 6 – INVENTORIES

Inventories are located in Vista, California and at December 31, 2022, and 2021, consisted of the following:

	December 31,	December 31,
	2022	2021
Raw materials	$836,833	$846,499
Finished goods	634,275	802,280
Allowance for obsolete inventory	(927,755)	(931,735)
Total	$543,353	$717,044

The Company has established an allowance for obsolete inventory. The change in obsolete inventory was a decrease of $3,980 and increase of $53,453, for the years ended December 31, 2022, and December 31, 2021, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at December, 2022, and 2021, consisted of the following:

	December 31,	December 31,
	2022	2021
Production equipment	$68,456	$68,456
Leasehold Improvements	4,689	10,627
Less: accumulated depreciation	(65,733)	(64,710)
Total	$7,412	$14,373

Depreciation expense for the years ended December 31, 2022, and 2021, was $2,500 and $1,302, respectively.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2022, and 2021,

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

Convertible Notes – Related Parties

On June 4, 2021, the Company issued a convertible promissory note for $30,000 to its CEO. The note has an annual interest rate of 8% and is unsecured. The note calls for monthly installment payments of $1,050 commencing on July 4, 2021. The unpaid principal amount of the note and all unpaid accrued interest is due and payable on or before June 4, 2023. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of December 31, 2022.

On June 4, 2021 the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of December 31, 2022. On December 14, 2021, the Convertible Promissory Note dated June 4, 2021, in the original principal amount of $20,000, with an original Maturity Date of December 4, 2021, was extended for an additional period of 3 months until March 4, 2022. On March 4, 2022, the Note was extended for an additional period of 3 months until June 4, 2022. On June 4, 2022, the Note was extended for an additional period of 6 months until December 4, 2022. On December 4, 2022, the Note was extended for an additional period of 6 months until June 4, 2023.

As of December 31, 2022, and December 31, 2021 Convertible Notes – Related Party consisted of the following:

	December 31,	December 31,
	2022	2021
Convertible Note payable, related parties	$32,827	$43,916
Less current portion	(32,827)	$(31,090)
Total	$-	$12,826

Notes Payable – Related Party

On January 19, 2017, the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2024.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2022, and 2021,

NOTE 8 – NOTES PAYABLE – RELATED PARTIES (continued)

As of December 31, 2022, and December 31, 2021, Note Payable – Related Party consisted of the following:

	December 31,	December 31,
	2022	2021
Note payable, related party	$15,000	$15,000
Total	$15,000	$15,000

NOTE 9 – DEBT

Loans payable – SBA

Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the SBA EIDL loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing May 21, 2022 (i.e., twenty-four (30) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. The obligations under the Loan Authorization and Agreement, and the Note shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of December 31, 2022, and December 31, 2021, Debt consisted of the following:

	December 31,	December 31,
	2022	2021
Loan payable – SBA EIDL	$199,000	$198,674
Less current portion	-	-
Total	$199,000	$198,674

As of December 31, 2022 accrued interest was $16,626.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2022, and 2021,

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of December 31, 2022, and 2021, the Company had outstanding purchase commitments for inventory totaling $188,946 and $179,240, respectively. Of these amounts, the Company had prepayments of $7,657 as of December 31, 2022, and $4,230 as of December 31, 2021, and had commitments for future cash outlays for inventory totaling $181,289 and $175,010, respectively.

On September 16, 2022, the Company received a Summons and was named as a cross-defendant in the matter of Olson-Ecologic Engine Testing Laboratories, LLC -v- Michael Naylor, Omnitek Engineering Corp., and Moto Concerto, Inc., filed in the Superior Court of the State of California, County of Orange, Central Justice Center, Case No. 30-2020-01171344. Olson-Ecologic Engine Testing Laboratories, LLC filed the cross-complaint in response to the original complaint filed by Michael Naylor against Olson-Ecologic Engine Testing Laboratories. Omnitek served as a subcontractor to Olson-Ecologic who received a grant in May 2017 from the California Energy Commission.  In October 2017, very early in the project and before completion of the project, which was to run into 2020, Olson-Ecologic advised Omnitek that the California Energy Commission had terminated the project.  In the cross-complaint Olson-Ecologic alleges that Omnitek participated with Mr. Naylor in overcharging Olson-Ecologic, however, Olson-Ecologic doesn’t provide a specific statement of facts or actions of what Omnitek allegedly did. Olson-Ecologic’s cross-complaint and allegations against Omnitek are without merit and complete nonsense and Omnitek will vigorously defend the cross-complaint.

NOTE 11 – RELATED PARTY TRANSACTIONS

Accounts Receivable – Related Parties

As of December 31, 2022, and December 31, 2021, the Company was owed $2,252 and $0, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Expenses

During the periods ended December 31, 2022, and December 31, 2021, the Company’s president was due amounts for services performed for the Company.  As of December 31, 2022, and December 31, 2021 the accrued management fees consisted of the following:

	December 31,	December 31,
	2022	2021
Amounts due to the president	$635,158	$620,735
Total	$635,158	$620,735

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2022, and 2021,

NOTE 12 – STOCKHOLDERS’ EQUITY

Options and Warrants

During the years ended December 31, 2022, and 2021, the Company granted 150,000 and 400,000 options for services, respectively.  During the years ended December 31, 2022, and 2021, respectively, the Company recognized expense of $18,341 and $19,112 related to options that vested during the years, pursuant to ASC Topic 718. The total remaining amount of compensation expense to be recognized in future periods is $12,354.

On August 3, 2011 the Board of Directors adopted the Omnitek Engineering Corp. 2011 Long-term Incentive Plan (the “2011, Plan”), under which 1,000,000 shares of Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2022, the Company has a total of -0- options issued under the plan. On September 11, 2015 the Board of Directors adopted the Omnitek Engineering Corp. 2015, Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2022, the Company has a total of 1,815,556 options issued under the plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2022, the Company has a total of 1,450,000 options issued under the plan. During the year ended December 31, 2022, and 2021, the Company issued -0- and -0- warrants, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	December 31, 2022	December 31, 2021
Expected volatility	207%	201%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	2.95%	1.20%

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2022, and 2021,

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the options granted at December 31, 2022 and December 31, 2021 and changes during the years then ended is presented below:

	December 31, 2022		December 31, 2021
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,290,556	$0.19	2,890,556	$0.20
Granted	150,000	0.05	400,000	0.11
Exercised	-	-	-	-
Expired or cancelled	(175,000)	0.77	-	-
Outstanding at end of year	3,265,556	0.15	3,290,556	0.19
Exercisable	3,140,556	$0.15	3,065,556	$0.19

A summary of the status of the options outstanding at December 31, 2022 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-1.00	3,265,556	2.28 years	3,140,556	$0.15

A summary of the status of the options and warrants outstanding at December 31, 2021 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01 - 1.00	3,290,556	2.96 years	3,265,556	$0.19

NOTE 13 – INCOME TAXES

The provision for income taxes for the year ended December 31, 2022 and 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$-	$-
Deferred	-	-
State
Current	$800	$800
Deferred	-	-
Income tax expense	$800	$800

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2022, and 2021,

NOTE 13 – INCOME TAXES (continued)

Net deferred tax assets consist of the following components as of December 31, 2022, and 2021:

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryover	$7,839,147	7,428,249
Research and development carry forward	131,088	131,088
Inventory reserve	222,661	223,616
Allowance for doubtful accounts	3,600	3,600
Warranty allowance	3,068	3,068
Accrued compensation	152,438	148,976
Deferred tax liabilities:
Depreciation	(34,066)	(33,476)
Valuation allowance	(8,317,935)	(7,905,122)
Net deferred tax asset	$-	-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rate of 24% as of December 31, 2022 and December 31, 2021 to pretax income from continuing operations for the year ended December 31, 2022 and 2021 due to the following:

	December 31,	December 31,
	2022	2021
Book income (loss)	$(47,210)	4,178
Meals and entertainment	-	-
State tax deduction	-	-
Deferred rent	-	-
Stock/Options for services	4,402	4,587
Officer’s life ins premium	797	1,181
Depreciation	590	(6,451)
Accrued compensation	3,462	6,138
Inventory reserve	(955)	(30,378)
Valuation allowance	78,629	42,289
Net operating loss carryover	(38,915)	(20,744)
Income Tax Expense	$800	800

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

At December 31, 2022, the Company had net operating loss carry forwards of approximately $7,839,147 through 2034.  No tax benefit has been reported in the December 31, 2022, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2022, and 2021,

NOTE 14 – SUBSEQUENT EVENTS

On January 19, 2023 the Company and Werner Funk, President and CEO, agreed to a one-year extension of the $15,000 related party note payable due to Mr. Funk. The extended due date is January 19, 2024.

On March 23, 2023 the Company executed a Promissory Note in favor of Werner Funk, President and CEO (the “Lender”), evidencing the Lender’s additional loans to, and made advances on behalf of, the Company in the principal amount of $20,000 as of such date, and to evidence any additional loans to the Company by the Lender. Under the terms of the Note, the Company shall pay Lender, the principal amount with simple interest thereon at the rate of eight percent (8%) per annum, plus the amount of any additional advances and interest thereon made by lender to the Company, from time to time. The principal and all accrued interest thereon shall be due and payable on March 22, 2024. Provided that the Company is not in default, the Company may, and subject to Lender’s consent, extend the term of this Note by an addition 12 months by paying an extension fee of 1.00% of the outstanding principal loan balance, which may at Lenders’ option be advanced and added to the then outstanding principal balance.