Form 10-Q
period 2023-03-31
Omnitek Engineering Corp
filed 2023-05-19
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2023

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
N/A

As of May 19, 2023, the Registrant had 21,948,091 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	March 31,	December 31,
	2023 (Unaudited)	2022
ASSETS
CURRENT ASSETS
Cash	$71,321	$56,379
Accounts receivable, net	14,736	10,180
Accounts receivable – related parties	1,179	2,252
Inventories, net	503,229	543,353
Deposits	4,230	7,657
Total Current Assets	594,695	619,821

LONG-TERM ASSETS
Property & Equipment, net	6,975	7,412
Operating lease – right-of-use asset	441,168	472,342
Long-term deposit	13,514	13,514
Total Long-Term Assets	461,657	493,268

TOTAL ASSETS	$1,056,352	$1,113,089
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$363,644	$353,591
Accrued management compensation	638,042	635,158
Accounts payable - related parties	128,965	127,192
Notes payable - related parties, current portion	35,000	15,000
Convertible notes payable – related party	29,911	32,827
Customer deposits	229,318	231,418
Operating lease liabilities - current	120,228	118,756
Total Current Liabilities	1,545,108	1,513,942
LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	199,000	199,000
Operating lease liabilities – long-term	355,592	386,207
Total Long-term Liabilities	554,592	585,207
Total Liabilities	2,099,700	2,099,149

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,948,091 shares, respectively issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,054,357	12,051,795
Accumulated deficit	(21,704,791)	(21,644,941)
Total Stockholders' Deficit	(1,043,348)	(986,060)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,056,352	$1,113,089

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations (unaudited)

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

REVENUES	$225,204	$258,851
COST OF GOODS SOLD	130,418	170,605
GROSS MARGIN	94,786	88,246

OPERATING EXPENSES

General and administrative	130,730	138,696
Research and development	17,939	16,252
Depreciation and amortization	436	752

Total Operating Expenses	149,105	155,700

LOSS FROM OPERATIONS	(54,319)	(67,454)

OTHER INCOME (EXPENSE)

Interest expense	(5,531)	(5,054)
Forgiveness of debt	-	-

Total Other Income (Expense)	(5,531)	(5,054)

LOSS BEFORE INCOME TAXES	(59,850)	(72,508)
INCOME TAX EXPENSE	-	-

NET LOSS	$(59,850)	$(72,508)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	21,948,091	21,948,091

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2023	March 31, 2022
OPERATING ACTIVITIES
Net loss	$(59,850)	$(72,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	437	752
Stock option expense	2,562	2,562
Amortization of ROU asset	31,174	29,850
Changes in operating assets and liabilities:
Accounts receivable	(4,556)	(3,008)
Accounts receivable–related parties	1,073	-
Deposits	3,427	(16,970)
Inventory	40,124	38,805
Accounts payable and accrued expenses	10,053	23,266
Customer deposits	(2,100)	-
Operating lease liability	(29,143)	(26,048)
Accounts payable-related parties	1,773	(1,152)
Accrued management compensation	2,884	8,077
Net Cash Used in Operating Activities	(2,142)	(16,374)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from notes payable – related party	20,000	-
Payments on related party note payable	(2,916)	(2,696)

Net Cash (Used in) Provided by Financing Activities	17,084	(2,696)

NET CHANGE IN CASH	14,942	(19,070)
CASH AT BEGINNING OF YEAR	56,379	59,674

CASH AT END OF PERIOD	$71,321	$40,604
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$5,796	$2,491

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit (unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	21,948,091	$8,607,086	$12,051,795	$(21,644,941)	$(986,060)

Value of options and warrants
issued for services	-	-	2,562		2,562

Net loss for the three months ended
March 31, 2023	-	-		(59,850)	(59,850)

Balance, March 31, 2023	21,948,091	$8,607,086	$12,054,357	$(21,704,791)	$(1,043,348)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	21,948,091	$8,607,086	$12,033,454	$(21,448,232)	$(807,692)

Value of options and warrants
issued for services	-	-	2,562		2,562

Net loss for the three months ended
March 31, 2022	-	-		(72,508)	(72,508)

Balance, March 31, 2022	21,948,091	$8,607,086	$12,036,016	$(21,520,740)	$(877,638)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2023
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2023, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2022, audited financial statements.  The results of operations for the periods ended March 31, 2023, and March 31, 2022, are not necessarily indicative of the operating results for the full years.

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

We recognize revenue on various products and services as follows:

Products - The Company recognizes revenue from the sale of products (e.g., filters and engine components) as performance obligations are satisfied. This type of revenue is generated from the sale of finished product to customers. Those sales contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer (i.e., the performance obligation has been satisfied). Control passes FOB shipping point.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to a customer and is the unit of account in the new revenue standard. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Omnitek’s contracts have a single performance obligation.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2023
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Assurance-type warranties are the only warranties provided by the Company and, as such, Omnitek does not recognize revenue on warranty-related work. Omnitek generally provides a one-year warranty for products that it sells. Warranty claims historically have been insignificant.

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	For the three months ended March 31,		For the three months ended March 31,
	2023		2022
Segments	Consumer Products	Total	Consumer Products	Total
Domestic	$90,319	90,139	$115,368	115,368
International	134,885	134,885	143,483	143,483
	$225,204	225,204	$258,851	258,851

Filters	$155,418	155,418	$147,518	147,518
Components	69,291	69,291	111,333	111,333
Engineering Services	495	495	-	-
	$225,204	225,204	$258,851	258,851

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

Location : Vista, CA	March 31, 2023	December 31, 2022
Raw materials	$826,536	$836,833
Finished goods	604,448	634,275
Allowance for obsolete inventory	(927,755)	(927,755)
Total	$503,229	$543,353

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $-0- and $-0-, for the periods ended March 31, 2023, and March 31, 2022, respectively.

Property and Equipment

Property and equipment at March 31, 2023, and December 31, 2022, consisted of the following:

	March 31,	December 31,
	2023	2022
Production equipment	$68,456	$68,456
Leasehold Improvements	4,689	4,689
Less: accumulated depreciation	(66,170)	(65,733)
Total	$6,975	$7,412

Depreciation expense for the periods ended March 31, 2023, and March 31, 2022, was $437 and $752, respectively.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2023
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 3,265,556 and 3,173,889 stock options and warrants that would have been included in the fully diluted earnings per share as of March 31, 2023, and March 31, 2022, respectively.  However, the common stock equivalents were not included in the computation because they are anti-dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2023, and December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S.  federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of March 31, 2023, the Company had an accumulated deficit of $21,704,791 and total stockholders’ deficit of $1,043,348.  At March 31, 2023, the Company had current assets of $594,695 including cash of $71,321, and current liabilities of $1,545,108, resulting in negative working capital of $(950,413). For the three months ended March 31, 2023, the Company reported a net loss of $59,850 and net cash used in operating activities of $2,142. Management believes that based on its operating plan, the projected sales for 2023, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2023
(unaudited)

NOTE 3 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. By contrast, the Contract Liabilities account relates to long-term contracts where revenue is recognized over the term of the contract. For the periods ended March 31, 2023 and December 31, 2022, the balance due under customer deposits was $229,318 and $231,418, respectively.

NOTE 4 – OPERATING LEASES

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

During the quarter ended March 31, 2023, cash paid for amounts included in the measurement of operating lease liabilities was $35,259 and the Company recorded operating lease expenses included in operating expenses of $37,290.

Future minimum payments for monthly base rent due under the initial lease term are currently estimated to be as follows:

Years ending December 31,
2023 (remaining)	105,777
2024	148,074
2025	176,268
2026	88,134
Total lease payments	$518,253
Less: Imputed interest	(42,432)
Total lease liability	475,821
Less: current lease liability	(120,228)
Long-term lease liability	$355,592

Weighted average discount rate:
Operating leases	4.94%

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2023
(unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of March 31, 2023, and December 31, 2022, the Company owed a board member’s company for such services in the amounts of $128,965 and $127,192, respectively.

Accounts Receivable – Related Parties

As of March 31, 2023, and December 31, 2022, the Company was owed $1,179 and $2,252, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Compensation

For the periods ended March 31, 2023, and December 31, 2022, the Company’s president was due amounts for services performed for the Company.

As of March 31, 2023, and December 31, 2022, the accrued management fees consisted of the following:

	March 31,	December 31,
	2023	2022
Amounts due to the president	$638,042	$635,158
Total	$638,042	$635,158

NOTE 6 – NOTES PAYABLE - RELATED PARTY

Convertible Notes – Related Parties

On June 4, 2021, the Company issued an unsecured convertible promissory note for $30,000 to its CEO. Simple interest at the rate of 8% per annum accrues on the unpaid principal balance of the note. The note calls for monthly installment payments of $1,050 commencing on July 4, 2021. The unpaid principal and accrued interest is due and payable on or before June 4, 2023. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of March 31, 2023.

On June 4, 2021, the Company issued an unsecured convertible promissory note for $20,000 to a board member. Simple interest at the rate of 8% per annum accrues on the unpaid principal balance of the note. The unpaid principal and accrued interest on the note was due on December 4, 2021 (the “Maturity Date”). On December 14, 2021, the Maturity Date of note was extended for by months until March 4, 2022. On March 4, 2022, Maturity Date of note was extended for an additional three months until June 4, 2022. On June 4, 2022, the Maturity Date of note was extended for an additional six months until December 4, 2022. And, on December 4, 2022, the Maturity Date of note was further extended for an additional six months until June 4, 2023.

The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of March 31, 2023.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2023
(unaudited)

As of March 31, 2023 and December 31, 2022 Convertible Notes – Related Party consisted of the following:

	March 31,	December 31,
	2023	2022
Convertible Note payable, related parties	$29,911	$32,827
Less current portion	(29,911)	$(32,827)
Total	$-	$-

Notes Payable – Related Party

On January 19, 2017, the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2024.

On March 23, 2023, the Company issued a Working Capital Promissory Note, in favor of its CEO, evidencing the additional loans to the Company by the CEO, with an Initial Principal Balance of $20,000, and to evidence any future additional loans by the CEO to the Company thereafter. Pursuant to the terms of the note, the unpaid principal and accrued simple interest at the rate of 8.0% per annum (“Applicable Rate”) shall be due and payable on or before March 22, 2024, (the “Maturity Date”). The principal amount of the note shall be increased by the amount of any additional advances of funds made by the CEO to the Company, from time to time, with interest thereon at the Applicable Rate, from the date of such advance.

As of March 31, 2023, and December 31, 2022, Note Payable – Related Party consisted of the following:

	March 31,	December 31,
	2023	2022
Note payable, related party	$35,000	$15,000
Total	$35,000	$15,000

NOTE 7 – DEBT

Loans payable – SBA Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the recently enacted Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the SBA EIDL loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing October 21, 2022 (i.e., thirty (30) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. As of March 31, 2023, accrued interest was $15,127. Current monthly payments are applied to the accrued interest. The obligations under the Loan Authorization and Agreement, and the Note shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of March 31, 2023 and December 31, 2022, Debt consisted of the following:

	March 31,	December 31,
	2023	2022
Loan payable – SBA EIDL	$199,000	$199,000
Less current portion	-	-
Total	$199,000	$199,000

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2023
(unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT

Options and Warrants

During the three months ended March 31, 2023, and March 31, 2022, the Company granted -0- and -0- options for services, respectively. During the three months ended March 31, 2023, and March 31, 2022, the Company recognized expense of $2,562 and $2,562, respectively, for options that vested during the periods pursuant to ASC Topic 718. As of March 31, 2023, the total remaining amount of compensation expense to be recognized in future periods is $9,792.

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015, Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2023, the Company has a total of 1,815,556 options issued under the plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2023, the Company had a total of 1,450,000 options issued under the 2017 Plan. During the quarter ended March 31, 2023 the Company issued -0- options.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	March 31, 2023	March 31, 2022
Expected volatility	N/A	N/A
Expected dividends	N/A	N/A
Expected term	N/A	N/A
Risk-free interest rate	N/A	N/A

A summary of the status of the options and warrants granted at March 31, 2023, and December 31, 2022, and changes during the periods then ended is presented below:

	March 31,		December 31,
	2023		2022
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,265,556	$0.15	3,290,556	$0.19
Granted	-	-	150,000	0.05
Exercised	-	-	-	-
Expired or cancelled	-	-	(175,000)	0.77
Outstanding at end of period	3,265,556	0.15	3,265,556	0.15
Exercisable	3,165,556	0.15	3,140,556	$0.15

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2023
(unaudited)

NOTE 8 - STOCKHOLDERS’ DEFICIT (Continued)

A summary of the status of the options and warrants outstanding at March 31, 2023 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-1.00	3,265,556	2.03 years	3,165,556	0.15

NOTE 9 - SUBSEQUENT EVENT

On April 14, 2023, options to purchase 570,000 shares of common Stock at an exercise price of $0.286 per share, and options to purchase 150,000 shares of common Stock at an exercise price of $0.26 per share, expired.

On April 18, 2023, in consideration for their services as independent directors, the Company granted to each of Messrs. Gary S. Maier and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan to purchase 50,000 shares of common stock at an exercise price of $0.0361, representing 100% of the closing price of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

Also on April 18, 2023, the Company granted to Werner Funk, President and CEO, a Non-qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 50,000 shares of common stock at any exercise price of $0.0397, representing 110% of the closing price of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

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

Results of Operations

For the three months ended March 31, 2023 and March 31, 2022

Revenues were $225,204 for the three months ended March 31, 2023, compared with $258,851 for the three months ended March 31, 2022, a decrease of $33,647. The decrease in sales related primarily to reduced domestic sales.

For the three months ended March 31, 2023, total cost of goods sold decreased to $130,418, for a gross margin of $94,786, compared with $170,605 and a gross margin of $88,246 for the three months ended March 31, 2022.

Gross margin as a percentage of sales for the three months ended March 31, 2023, was 42%, compared with 34% for the three months ended March 31, 2022. The increase in gross margin was primarily due to increased sales of higher margin products.

Operating expenses for the three months ended March 31, 2023, were $149,105 compared with $155,700 for the three months ended March 31, 2022, a decrease of $6,595. General and administrative expense for the three months ended March 31, 2023, was $130,730 compared with $138,696 for the three months ended March 31, 2022.  Major components of general and administrative expenses for the three months ended March 31, 2023, were professional fees of $21,875, rent expense of $10,959, and salary and wages of $56,040. This compares with professional fees of $32,980, rent expense of $10,959, and salary and wages of $56,352 for the three months ended March 31, 2022.  For the three months ended March 31, 2023, research and development outlays were increased to $17,939, compared with $16,252 for the three months ended March 31, 2022.

Our net loss for the three months ended March 31, 2023, was $59,850, or ($0.00) per share, compared with a net loss of $72,508, or ($0.00) per share, for the three months ended March 31, 2022.  The decreased net loss was primarily due to increased sales of higher margin products.

Results for the three months ended March 31, 2023, reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $2,562, and depreciation and amortization of $436.  For the three months period ended March 31, 2022, non-cash expenses included options and warrants granted in the amount of $2,562, and depreciation and amortization of $752.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time, we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At March 31, 2023, our current liabilities totaled $1,545,108 and our current assets totaled $594,695, resulting in negative working capital of $950,413.

We have no firm commitments or obligations for capital expenditures.  However, substantial discretionary expenditures may be required to enable us to conduct existing and planned product research, design, development, manufacturing, marketing and distribution of our products. We may need to raise additional capital to facilitate growth and support our long-term product development, manufacturing, and marketing programs. The Company has no established bank-financing arrangements. Therefore, it is possible that we may need to seek additional financing through subsequent future public or private sales of our securities, including equity securities. We may also seek funding for the development, manufacturing, and marketing of our products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our research and development programs.

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,704,791 at March 31, 2023.

Operating Activities

We realized a negative cash flow from operations of $2,142 for the three months ended March 31, 2023 compared with a negative cash flow of $16,374 during the three months ended March 31, 2022.

Included in the operating loss of $59,850 for the three months ended March 31, 2023 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $2,562 and depreciation and amortization of $436. Additionally, the operating loss included general and administrative expenses of $130,730 and research and development expenses of $17,939.

Financing Activities

We realized a positive cash flow from financing activities of $17,084 for the three months ended March 31, 2023, compared to a negative cash flow of $2,696 for the three months ended March 31, 2022.

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

Long-lived assets

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances indicate that there may be an impairment. The Company compares the estimated undiscounted future cash flows to the carrying value of the long-lived assets to determine if an impairment has occurred. In the event that an impairment has occurred, the Company recognizes the impairment immediately.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2023. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

  There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Subsequent Events

On April 14, 2023, options to purchase 570,000 shares of common Stock at an exercise price of $0.286 per share, and options to purchase 150,000 shares of common Stock at an exercise price of $0.26 per share, expired.

On April 18, 2023, in consideration for their services as independent directors, the Company granted to each of Messrs. Gary S. Maier and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan to purchase 50,000 shares of common stock at an exercise price of $0.0361, representing 100% of the closing price of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

Also on April 18, 2023, the Company granted to Werner Funk, President and CEO, a Non-qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 50,000 shares of common stock at any exercise price of $0.0397, representing 110% of the closing price of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

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

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of March 31, 2023 and the audited balance sheet as of December 31, 2022, the condensed unaudited Statements of Operations for the three month periods ended March 31, 2023 and March 31, 2022, the condensed unaudited Statements of Cash Flows for the three month periods ended March 31, 2023 and March 31, 2022 and the condensed unaudited Statements of Stockholders’ Equity (Deficit) as of March 31, 2023 and March 31, 2022, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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

(3)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: May 19, 2023	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: May 19, 2023	/s/ Werner Funk
By: Werner Funk Its: Chief Financial Officer Principal Financial Officer