Form 10-Q
period 2023-06-30
Omnitek Engineering Corp
filed 2023-08-21
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2023

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
N/A

As of August 21, 2023, the Registrant had 21,948,091 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$9,601	$56,379
Accounts receivable, net	38,686	10,180
Accounts receivable – related parties	1,251	2,252
Inventories, net	468,281	543,353
Deposits	8,492	7,657
Total Current Assets	526,311	619,821

LONG-TERM ASSETS
Property & Equipment, net	6,539	7,412
Operating lease – right-of-use asset	409,633	472,342
Long-term deposit	13,514	13,514
Total Long-Term Assets	429,686	493,268

TOTAL ASSETS	$955,997	$1,113,089

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$359,868	$353,591
Accrued management compensation	635,158	635,158
Accounts payable - related parties	134,053	127,192
Notes payable - related parties	42,940	15,000
Convertible notes payable – related party	20,000	32,827
Customer deposits	230,940	231,418
Operating lease liabilities - current	121,719	118,756
Total Current Liabilities	1,544,678	1,513,942
LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	199,000	199,000
Operating lease liabilities – long-term	324,597	386,207
Total Long-term Liabilities	523,597	585,207
Total Liabilities	2,068,275	2,099,149

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,948,091 shares, respectively issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,062,333	12,051,795
Accumulated deficit	(21,781,697)	(21,644,941)
Total Stockholders' Deficit	(1,112,278)	(986,060)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$955,997	$1,113,089

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

REVENUES	$251,719	$224,438	$476,925	$483,289
COST OF GOODS SOLD	150,258	135,306	280,675	305,911
GROSS MARGIN	101,461	89,132	196,250	177,378

OPERATING EXPENSES

General and administrative	155,917	130,326	286,649	269,022
Research and development	15,197	15,383	33,136	31,635
Depreciation and amortization	436	752	873	1,504

Total Operating Expenses	171,550	146,461	320,658	302,161

LOSS FROM OPERATIONS	(70,089)	(57,329)	(124,408)	(124,783)

OTHER EXPENSE

Interest expense	(6,017)	(5,253)	(11,548)	(10,307)

Total Other Expense	(6,017)	(5,253)	(11,548)	(10,307)

LOSS BEFORE INCOME TAXES	(76,106)	(62,582)	(135,956)	(135,090)
INCOME TAX EXPENSE	800	800	800	800

NET LOSS	$(76,906)	$(63,382)	$(136,756)	$(135,890)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	21,948,091	21,948,091	21,948,091	21,948,091

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2023	June 30, 2022
OPERATING ACTIVITIES
Net loss	$(136,756)	$(135,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	873	1,504
Stock option expense	10,538	13,103
Amortization of ROU asset	62,709	60,024
Write-off of contract asset	-	13,221
Bad Dept Expense	-	(41,000)
Change in Inventory reserve	27	18
Changes in operating assets and liabilities:
Accounts receivable	(28,506)	29,525
Accounts receivable–related parties	1,001	(1,212)
Deposits	(835)	(4,496)
Inventory	75,045	70,733
Accounts payable and accrued expenses	7,325	(2,914)
Customer deposits	(477)	60,549
Contract liabilities	-	(75,000)
Operating lease liability	(58,646)	(52,421)
Accounts payable-related parties	5,811	4,629
Accrued management compensation	-	11,923
Net Cash Used in Operating Activities	(61,891)	(47,703)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable-related party	15,113	(5,441)
Payments on related party note payable	-	-
Net Cash (Used in) Provided by Financing Activities	15,113	(5,441)

NET CHANGE IN CASH	(46,778)	(53,144)
CASH AT BEGINNING OF YEAR	56,379	59,674

CASH AT END OF PERIOD	$9,601	$6,530
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	11,830	5,048
Income taxes	$800	$800

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	21,948,091	$8,607,086	$12,051,795	$(21,644,941)	$(986,060)

Value of options and warrants	-	-	2,562	-	2,562

Net loss for the three months ended March 31, 2023	-	-	-	(59,850)	(59,850)

Balance, March 31, 2023	21,948,091	$8,607,086	$12,054,357	$(21,704,791)	$(1,043,348)

Value of options and warrants	-	-	7,976	-	7,976

Net loss for three months ended June 30, 2023	-	-	-	(76,906)	(76,906)

Balance, June 30, 2023	21,948,091	$8,607,086	$12,062,333	$(21,781,697)	$(1,112,278)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	21,948,091	$8,607,086	$12,033,454	$(21,448,232)	$(807,692)

Value of options and warrants	-	-	2,562	-	2,562

Net loss for the three months ended March 31, 2022	-	-	-	(72,508)	(72,508)

Balance, March 31, 2022	21,948,091	$8,607,086	$12,036,016	$(21,520,740)	$(877,638)

Value of options and warrants	-	-	10,541	-	10,541

Net loss for the three months ended June 30, 2022	-	-	-	(63,382)	(63,382)

Balance, June 30, 2022	21,948,091	$8,607,086	$12,046,557	$(21,584,122)	$(930,479)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2023

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2023 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2022 audited financial statements.  The results of operations for the periods ended June 30, 2023 and 2022 are not necessarily indicative of the operating results for the full years.

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

Products - The Company recognizes revenue from the sale of products as performance obligations are satisfied. This type of revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer (i.e., the performance obligation has been satisfied). Control passes FOB shipping point.

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

June 30, 2023

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Pre-contract costs are generally not incurred by the Company.

As of June 30, 2023, the company had no long-term contracts.

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% of revenue for the period ended June 30, 2023.

Assurance-type warranties are the only warranties provided by the Company and, as such, Omnitek does not recognize revenue on warranty-related work. Omnitek generally provides a one-year warranty for products that it sells. Warranty claims historically have been insignificant.

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type for the three months ended June 30, 2023 and June 30, 2022:

	For the three months ended June 30, 2023			For the three months ended June 30, 2022
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$81,559	-	81,559	$91,324	-	91,324
International	170,160	-	170,160	133,114	-	133,114
	$251,719	-	251,719	$224,438	-	224,438

Filters	$108,123	-	108,123	$78,646	-	78,646
Components	143,596	-	143,596	145,792	-	145,792
Engineering Services	-	-	-	-	-	-
	$251,719	-	251,719	$224,438	-	224,438

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2023

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following table presents Omnitek’s revenues disaggregated by region and product type for the six months ended June 30, 2023 and June 30, 2022:

	For the six months ended June 30, 2023			For the six months ended June 30, 2022
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$173,336	-	176,336	$206,693	-	206,693
International	303,589	-	303,589	276,596	-	276,596
	$476,925	-	476,925	$483,289	-	483,289

Filters	$263,543	-	263,543	$226,164	-	226,164
Components	213,382	-	213,382	257,125	-	257,125
Engineering Services	-	-	-	-	-	-
	$476,925	-	476,925	$483,289	-	483,289

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

Location : Vista, CA	June 30, 2023	December 31, 2022
Raw materials	$825,379	$836,833
Finished goods	570,683	634,275
Allowance for obsolete inventory	(927,781)	(927,755)
Total	$468,281	$543,353

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $0 and $0, for the periods ended June 30, 2023 and June 30, 2022, respectively.

Property and Equipment

Property and equipment at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Production equipment	$68,456	$68,456
Leasehold Improvements	4,689	4,689
Less: accumulated depreciation	(66,606)	(65,733)
Total	$6,539	$7,412

Depreciation expense for the periods ended June 30, 2023 and June 30, 2022 was $873 and $1,504 respectively.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2023

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,520,556 and 3,374,726 stock options and warrants that would have been included in the fully diluted earnings per share as of June 30, 2023 and June 30, 2022, respectively.  However, the common stock equivalents were not included in the computation because they are anti-dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2023 and December 31, 2022 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations. As of June 30, 2023, the Company had an accumulated deficit of $21,781,697 and total stockholders’ deficit of $(1,112,278). At June 30, 2023, the Company had current assets of $526,311 including cash of $9,601, and current liabilities of $1,544,678, resulting in negative working capital of $(1,018,366). For the six months ended June 30, 2023, the Company reported a net loss of $136,756 and net cash used in operating activities of $61,891. Management believes that based on its operating plan, the projected sales for 2023, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2023

(unaudited)

NOTE 3 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. By contrast, the Contract Liabilities account relates to long-term contracts where revenue is recognized over the term of the contract. For the periods ended June 30, 2023 and December 31, 2022, the balance due under customer deposits was $230,940 and $231,418, respectively.

NOTE 4 – OPERATING LEASE

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

During the quarter ended June 30, 2023, cash paid for amounts included in the measurement of operating lease liabilities was $35,259 and the Company recorded operating lease expenses included in operating expenses of $37,290.

Future minimum payments for monthly base rent due under the initial lease term are currently estimated to be as follows:

Years ending December 31,
2023 (remaining)	$70,518
2024	148,074
2025	176,268
2026	88,134
Total lease payments	$482,994
Less: Imputed interest	(36,678)
Total lease liability	446,316
Less: current lease liability	(121,719)
Long-term lease liability	$324,597
Weighted average discount rate:
Operating leases	4.94%

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of June 30, 2023 and December 31, 2022, the Company owed board members and a board member’s company for such services in the amounts of $134,053 and $127,192, respectively.

Accounts Receivable – Related Parties

As of June 30, 2023, and December 31, 2022, the Company was owed $1,251 and $2,252, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Compensation

For the periods ended June 30, 2023 and December 31, 2022, the Company’s president was due amounts for services performed for the Company.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2023

(unaudited)

As of June 30, 2023, and December 31, 2022, the accrued amounts consisted of the following:

	June 30,	December 31,
	2023	2022
Amounts due to the president	$635,158	$635,158
Total	$635,158	$635,158

NOTE 6 – NOTES PAYABLE - RELATED PARTIES

Convertible Notes – Related Parties

On June 4, 2021, the Company issued an unsecured convertible promissory note for $30,000 to its CEO. Simple interest at the rate of 8% per annum accrues on the unpaid principal balance of the note. The note calls for monthly installment payments of $1,050 commencing on July 4, 2021. The unpaid principal and accrued interest is due and payable on or before June 4, 2023. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of June 30, 2023. On the maturity date, June 4, 2023, the lender elected to transfer the unpaid principal balance of $7,940 to the Working Capital Promissory Note. Please see “Notes Payable – Related Parties” below.

On June 4, 2021, the Company issued an unsecured convertible promissory note for $20,000 to a board member. Simple interest at the rate of 8% per annum accrues on the unpaid principal balance of the note. The unpaid principal and accrued interest on the note was due on December 4, 2021 (the “Maturity Date”). The current Maturity Date of the note was extended several times and is now December 4, 2023.

The note has a conversion feature, wherein, at the maturity date, the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of June 30, 2023.

As of June 30, 2023, and December 31, 2022, Convertible Notes – Related Party consisted of the following:

	June 30, 2023	December 31, 2022
Convertible Note payable, related parties	$20,000	32,827
Less current portion	(20,000)	(32,827)
Total	$-	-

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2023

(unaudited)

Notes Payable – Related Parties

On January 19, 2017, the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2024.

On March 23, 2023, the Company issued a Working Capital Promissory Note, in favor of its CEO, evidencing the additional loans to the Company by the CEO, with an Initial Principal Balance of $20,000, and to evidence any future additional loans by the CEO to the Company thereafter. Pursuant to the terms of the note, the unpaid principal and accrued simple interest at the rate of 8.0% per annum (“Applicable Rate”) shall be due and payable on or before March 22, 2024, (the “Maturity Date”). The principal amount of the note shall be increased by the amount of any additional advances of funds made by the CEO to the Company, from time to time, with interest thereon at the Applicable Rate, from the date of such advance. On June 4, 2023 (maturity date), the CEO agreed to transfer the outstanding principal balance of $7,940 from the Convertible Promissory Note (see above) to the Working Capital Promissory Note.

As of June 30, 2023, and December 31, 2022 Note Payable – Related Party consisted of the following:

	June 30, 2023	December 31, 2022
Note payable, related party, current portion	$42,940	$15,000
Total	$42,940	$15,000

NOTE 7 – DEBT

Loans payable – SBA Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing October 21, 2022 (i.e., thirty (30) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. As of June 30, 2023, accrued interest was $14,077. Current monthly payments are applied to the accrued interest. The obligations under the Loan Authorization and Agreement, and the Note, shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of June 30, 2023 and December 31, 2022 Debt consisted of the following:

	June 30,	December 31,
	2022	2022
Loan payable – SBA EIDL	$199,000	$199,000
Less current portion	-	-
Total	$199,000	$199,000

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2023

(unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT

Options and Warrants

During the six months ended June 30, 2023, and June 30, 2022, the Company granted 150,000 and 150,000 options for services, respectively. During the six months ended June 30, 2023, and June 30, 2022, the Company recognized expense of $10,538 and $13,103 respectively, for options that vested during the periods pursuant to ASC Topic 718. As of June 30, 2023, the total remaining amount of compensation expense to be recognized in future periods is $7,201.

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015, Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2023, the Company has a total of 1,145,556 options issued under the plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. During the quarter ended June 30, 2023 the Company issued 150,000 options. As of June 30, 2023, the Company had a total of 1,600,000 options issued under the 2017 Plan.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	June 30, 2023	June 30, 2022
Expected volatility	206%	207%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	3.63%	2.95%

A summary of the status of the options and warrants granted at June 30, 2023, and December 31, 2022, and changes during the periods then ended is presented below:

	June 30, 2023		December 31, 2022
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,265,556	$0.15	3,290,556	$0.19
Granted	150,000	0.04	150,000	0.05
Exercised	-	-	-	-
Expired or cancelled	670,000	0.28	(175,000)	0.77
Outstanding at end of period	2,745,556	0.11	3,265,556	0.15
Exercisable	2,720,556	$0.11	3,140,556	$0.15

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

June 30, 2023

(unaudited)

A summary of the status of the options and warrants outstanding at June 30, 2023 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-1.00	2,745,556	2.54 years	2,720,556	0.11

NOTE 9 - SUBSEQUENT EVENTS

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

Results of Operations

For the three months ended June 30, 2023 and June 30, 2022

Revenues were $251,719 for the three months ended June 30, 2023 compared with $224,438 for the three months ended June 30, 2022, an increase of $27,281. The increase in sales related primarily to increased international sales.

Total cost of goods sold was $150,258 for the three months ended June 30, 2023 compared with $135,306 for the three months ended June 30, 2022, an increase of $14,952. Gross margin as a percentage of sales was 40% for the three months ended June 30, 2023, compared with 40% for the three months ended June 30, 2022.

Operating expenses for the three months ended June 30, 2023 were $171,550 compared with $146,461 for the three months ended June 30, 2022, an increase of $25,089 or 17%. General and administrative expense for the three months ended June 30, 2023 were $155,917 compared with $130,326 for the three months ended June 30, 2022. Major components of general and administrative expenses for the three months ended June 30, 2023 were professional fees of $41,096, rent expense of $10,959, and salaries and wages of $57,163. This compares with professional fees of $6,573, rent expense of $10,959 and salaries and wages of $57,699 for the three months ended June 30, 2022.  For the three months ended June 30, 2023 research and development outlays were $15,197 compared with $15,383 for the three months ended June 30, 2022.

Our net loss for the three months ended June 30, 2023 was $79,906, or ($0.00) per share, compared with a net loss of $63,382, or ($0.00) per share, for the three months ended June 30, 2022.  The increased net loss was primarily due to increased general and administrative expenses.

Results for the three months ended June 30, 2023 reflect the impact of non-cash expenses, including the value of options granted in the amount of $7,976 and depreciation and amortization of $436.  For the three month period a year earlier non-cash expenses included options granted in the amount of $10,541, depreciation and amortization of $752.

For the six months ended June 30, 2023 and June 30, 2022

Revenues decreased to $476,925 for the six months ended June 30, 2023 from $483,289 for the six months ended June 30, 2022, a decrease of $6,364 or 1%.

Total cost of goods sold was $280,675 for the six months ended June 30, 2023 and $305,911 for the six months ended June 30, 2022, a decrease of $25,236. Gross margin as a percentage of sales was 41% for the six months ended June 30, 2023, and 37% for the six months ended June 30, 2022.

Our operating expenses for the six months ended June 30, 2023 were $320,658 compared to $302,161 the six months ended June 30, 2022, an increase of $18,497 or 6%. General and administrative expense for the six months ended June 30, 2023 were $286,649 compared with $269,022 for the six months ended June 30, 2022. Major components of general and administrative expenses for the six months ended June 30, 2023 were professional fees of $62,971, rent expense of $21,918 and salaries and wages of $113,203. This compares with professional fees of $39,553, rent expense of $21,918, and salaries and wages of $114,051 for the six months ended June 30, 2022. Research and development outlays were $33,136 for the six months ended June 30, 2023 compared to $31,635 for the six months ended June 30, 2022.

Our net loss for the six months ended June 30, 2023 was $136,756, or $0.01 per share, compared to a net loss of $135,890, or $0.01 per share, for the six months ended June 30, 2022.

Results for the six months ended June 30, 2023 reflect the impact of non-cash expenses, including the value of options granted in the amount of $10,538 and depreciation and amortization of $873. For the six-month period a year earlier, non-cash expenses included the value of options granted of $13,103 and depreciation and amortization of $1,504.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At June 30, 2023, our current liabilities totaled $1,544,678 and our current assets totaled $526,311, resulting in negative working capital of $(1,018,366).

We have no firm commitments or obligations for capital expenditures. However, substantial discretionary expenditures may be required to enable us to conduct existing and planned product research, design, development, manufacturing, marketing, and distribution of our products. We may need to raise additional capital to facilitate growth and support our long-term product development, manufacturing, and marketing programs. The Company has no established bank-financing arrangements. Therefore, it is possible that we need to seek additional financing through subsequent future public or private sales of our securities, including equity securities. We may also seek funding for the development, manufacturing, and marketing of our products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail one or more of our research and development programs.

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,781,697 at June 30, 2023.

Operating Activities

We realized a negative cash flow from operations of $61,891 for the six months ended June 30, 2023 compared with a negative operating cash flow of $47,703 during the six months ended June 30, 2022.

Included in the operating loss of $124,408 for the six months ended June 30, 2023 are non-cash expenses, which are not a drain on our capital resources. During the period, these non-cash expenses include the value of options granted in the amount of $10,538 and depreciation and amortization of $873. Additionally, the operating loss included general and administrative expenses of $286,649 and research and development expenses of $33,136.

Financing Activities

We realized a positive cash flow from financing activities of $15,113 for the six months ended June 30, 2023 compared with a negative cash flow of $5,441 for the six months ended June 30, 2022.

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

We recognize revenue on various products and services as follows:

Products - The Company recognizes revenue from the sale of products (e.g., filters and engine components) as performance obligations are satisfied. This type of revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer (i.e., the performance obligation has been satisfied).

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management conducted an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2023. The material weakness, which relates to internal control over financial reporting, which was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

On September 16, 2022, the Company received a Summons and was named as a cross-defendant in the matter of Olson-Ecologic Engine Testing Laboratories, LLC -v- Michael Naylor, Omnitek Engineering Corp., and Moto Concerto, Inc., filed in the Superior Court of the State of California, County of Orange, Central Justice Center, Case No. 30-2020-01171344. Olson-Ecologic Engine Testing Laboratories, LLC filed the cross-complaint in response to the original complaint filed by Michael Naylor against Olson-Ecologic Engine Testing Laboratories. Omnitek served as a subcontractor to Olson-Ecologic who received a grant in May 2017 from the California Energy Commission. In October 2017, very early in the project and before completion of the project, which was to run into 2020,  Olson-Ecologic advised Omnitek that the California Energy Commission had terminated the project.  In the cross-complaint Olson-Ecologic alleges that Omnitek participated with Mr. Naylor in overcharging Olson-Ecologic, however, Olson-Ecologic does not provide a specific statement of facts or actions of what Omnitek allegedly did. Olson-Ecologic’s cross-complaint and allegations against Omnitek are without merit and Omnitek will vigorously defend the cross-complaint.

We are not a party to any other pending legal proceeding. No federal, state, or local governmental agency is presently contemplating any proceedings against the Company.  No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 1A.RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.OTHER INFORMATION

None

Subsequent Events

None

ITEM 6. EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements. The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2023 and the audited balance sheet as of December 31, 2022, the condensed unaudited Statements of Operations for the three and six month periods ended June 30, 2023 and 2022, the condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2023 and 2022, and the condensed unaudited Statements of Stockholders’ Deficit as of June 30, 2023 and 2022, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: August 21, 2023	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: August 21, 2022	/s/ Werner Funk
By: Werner Funk Its: Chief Financial Officer Principal Financial Officer