Form 10-Q
period 2023-09-30
Omnitek Engineering Corp
filed 2023-11-20
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: September 30, 2023

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
N/A

As of November 20, 2023, the Registrant had 21,948,091 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	September 30,	December 31,
	2023 (Unaudited)	2022
ASSETS
CURRENT ASSETS
Cash	$7,160	$56,379
Accounts receivable, net	9,052	10,180
Accounts receivable – related parties	1,299	2,252
Inventories, net	483,604	543,353
Deposits	8,751	7,657
Prepaid Expense	5,320	-
Total Current Assets	515,186	619,821

LONG-TERM ASSETS
Property & Equipment, net	6,103	7,412
Operating lease – right-of-use asset	377,732	472,342
Long-term deposit	13,514	13,514
Total Long-Term Assets	397,349	493,268

TOTAL ASSETS	$912,535	$1,113,089
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$371,148	$353,591
Accrued management compensation	638,042	635,158
Accounts payable - related parties	138,264	127,192
Notes payable - related parties	42,940	15,000
Convertible notes payable – related party	20,000	32,827
Customer deposits	231,070	231,418
Operating lease liabilities - current	126,762	118,756
Total Current Liabilities	1,568,226	1,513,942
LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	199,000	199,000
Operating lease liabilities – long-term	289,685	386,207
Total Long-term Liabilities	488,685	585,207
Total Liabilities	2,056,911	2,099,149

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,948,091 shares, respectively, issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,064,952	12,051,795
Accumulated deficit	(21,816,414)	(21,644,941)
Total Stockholders' Deficit	(1,144,376)	(986,060)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$912,535	$1,113,089

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

REVENUES	$235,379	$245,341	$712,303	$728,630
Other Income	18,682	-	18,682	-
COST OF GOODS SOLD	(133,043)	(150,761)	(413,718)	(456,672)
GROSS MARGIN	121,018	94,580	317,267	271,958

OPERATING EXPENSES

General and administrative	131,199	128,577	417,848	397,599
Research and development	18,065	18,532	51,201	50,167
Depreciation and amortization	436	560	1,309	2,064

Total Operating Expenses	149,700	147,669	470,358	449,830

LOSS FROM OPERATIONS	(28,682)	(53,089)	(153,091)	(177,872)

OTHER EXPENSE

Interest expense	(6,035)	(5,559)	(17,583)	(15,866)

Total Other Income (Expense)	(6,035)	(5,559)	(17,583)	(15,866)

LOSS BEFORE INCOME TAXES	(34,717)	(58,648)	(170,674)	(193,738)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(34,717)	$(58,648)	$(171,474)	$(194,538)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
-BASIC AND DILUTED	21,948,091	21,948,091	21,948,091	21,948,091

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2023	September 30, 2022
OPERATING ACTIVITIES
Net loss	$(171,474)	$(194,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	1,309	2,064
Stock option expense	13,157	15,722
Amortization of ROU asset	94,610	96,430
Write-off of contract asset	-	13,221
Written off provision of obsolete inventory	(18,682)	-
Change in inventory reserve	(50)	17
Changes in operating assets and liabilities:
Accounts receivable	1,128	(1,923)
Accounts receivable–related parties	953	(1,239)
Deposits	(1,094)	1,733
Inventory	78,481	84,107
Prepaid Expense	(5,320)	-
Accounts payable and accrued expenses	18,607	14,332
Customer deposits	(348)	60,548
Contract liabilities	-	(75,000)
Operating lease liability	(88,516)	(79,119)
Accounts payable-related parties	10,023	4,766
Accrued management compensation	2,884	17,307
Net Cash Used in Operating Activities	(64,332)	(41,572)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	(1,445)

FINANCING ACTIVITIES
Proceeds from notes payable-related party	15,113	-
Payments on related party note payable	-	(8,236)

Net Cash (Used in) Provided by Financing Activities	15,113	(8,236)

NET CHANGE IN CASH	(49,219)	(51,253)
CASH AT BEGINNING OF YEAR	56,379	59,674

CASH AT END OF PERIOD	$7,160	$8,421
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$18,315	$7,806
Income taxes	$800	$800

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit (unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	21,948,091	$8,607,086	$ 12,051,795	$(21,644,941)	$(986,060)

Value of options and warrants	-	-	2,562	-	2,562

Net loss for the three months ended March 31, 2023	-	-	-	(59,850)	(59,850)

Balance, March 31, 2023	21,948,091	$8,607,086	$ 12,054,357	$(21,704,791)	$(1,043,348)

Value of options and warrants	-	-	7,976	-	7,976

Net loss for three months ended June 30, 2023	-	-	-	(76,906)	(76,906)

Balance, June 30, 2023	21,948,091	$8,607,086	$ 12,062,333	$(21,781,697)	$(1,112,278)

Value of options and warrants	-	-	2,619	-	2,619

Net loss for three months ended September 30, 2023	-	-	-	(34,717)	(34,717)

Balance, September 30, 2023	21,948,091	8,607,086	12,064,952	(21,816,414	(1,144,376)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	21,948,091	$8,607,086	$12,033,454	$(21,448,232)	$(807,692)

Value of options and warrants	-	-	2,562	-	2,562

Net loss for the three months ended March 31, 2022	-	-	-	(72,508)	(72,508)

Balance, March 31, 2022	21,948,091	$8,607,086	$12,036,016	$(21,520,740)	$(877,638)

Value of options and warrants	-	-	10,541	-	10,541

Net loss for the three months ended June 30, 2022	-	-	-	(63,382)	(63,382)

Balance, June 30, 2022	21,948,091	$8,607,086	$12,046,557	$(21,584,122)	$(930,479)

Value of options and warrants			2,619	-	2,619

Net loss for the three months ended September 30, 2022	-	-	-	(58,648)	(58,648)
Balance, September 30, 2022	21,948,091	$8,607,086	$12,049,176	$(21,642,770)	$(986,508)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2023

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2023 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2022 audited financial statements.  The results of operations for the periods ended September 30, 2023 and September 30, 2022 are not necessarily indicative of the operating results for the full years.

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

We recognize revenue on various products and services as follows:

Products - The Company recognizes revenue from the sale of products as performance obligations are satisfied. This type of revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Control passes FOB shipping point.

Assurance-type warranties are the only warranties provided by the Company and, as such, Omnitek does not recognize revenue on warranty-related work. Omnitek generally provides a one-year warranty for products that it sells. Warranty claims historically have been insignificant.

Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the periods ended September 30, 2023 and September 30, 2022, respectively.

Contracts – Revenues are recognized as performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. The majority of Omnitek’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Revenue for Omnitek’s long-term contracts is recognized as the work progresses. The majority of the revenue is derived from long-term engine.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2023

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

development agreements that typically span between 12 to 24 months. Revenue from long-term contracts accounted for 0% and 0% of revenue for the periods ended September 30, 2023 and September 30, 2022, respectively.

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type for the three months ended September 30, 2023 and September 30, 2022:

	For the three months ended September 30, 2023			For the three months ended September 30, 2022
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$78,107	-	78,107	$74,491	-	74,491
International	157,272	-	157,272	170,850	-	170,850
	$235,379	-	235,379	$245,341	-	245,341

Filters	$130,082	-	130,082	$121,660	-	121,660
Components	105,297	-	105,297	123,681	-	123,681
	$235,379	-	235,379	245,341	-	245,341

The following table presents Omnitek’s revenues disaggregated by region and product type for the nine months ended September 30, 2023 and September 30, 2022:

	For the nine months ended September 30, 2023			For the nine months ended September 30, 2022
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$244,905	-	244,905	$281,184	-	281,184
International	467,398	-	467,398	447,446	-	447,446
	$712,303	-	712,303	$728,630	-	728,630

Filters	$393,624	-	393,624	$347,824	-	347,824
Components	318,679	-	318,679	380,806	-	380,806
Engineering Services	-	-	-	-	-	-
	$712,303	-	712,303	$728,630	-	728,630

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

	September 30, 2023	December 31, 2022
Location: Vista, CA
Raw materials	$818,548	$836,833
Finished goods	574,079	634,275
Allowance for obsolete inventory	(909,023)	(927,755)
Total	$483,604	$543,353

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2023

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $0 and $0, for the periods ended September 30, 2023 and September 30, 2022, respectively.

Property and Equipment

Property and equipment at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Production equipment	$68,456	$68,456
Leasehold Improvements	4,689	4,689
Less: accumulated depreciation	(67,042)	(65,733)
Total	$6,103	$7,412

Depreciation expense for the periods ended September 30, 2023 and September 30, 2022 was $1,309 and $2,064, respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,695,556 and 3,307,222 stock options that would have been included in the fully diluted earnings per share as of September 30, 2023 and September 30, 2022, respectively.  However, the common stock equivalents were not included in the computation because they are anti-dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2023 and December 31, 2022 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2023

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of September 30, 2023, the Company had an accumulated deficit of $(21,816,414) and total stockholders’ deficit of $(1,144,376). At September 30, 2023, the Company had current assets of $515,186 including cash of $7,160, and current liabilities of $1,568,226, resulting in negative working capital of $(1,053,040).  For the nine months ended September 30, 2023, the Company reported a net loss of $171,474 and net cash used in operating activities of $(64,332). Management believes that based on its operating plan, the projected sales for 2023, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 3 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. By contrast, the Contract Liabilities account relates to long-term contracts where revenue is recognized over the term of the contract. For the periods ended September 30, 2023 and December 31, 2022, the balance due under customer deposits was $231,070 and $231,418, respectively.

NOTE 4 –OPERATING LEASE

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

During the quarter ended September 30, 2023, cash paid for amounts included in the measurement of operating lease liabilities was $35,259 and the Company recorded operating lease expenses included in operating expenses of $37,290.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2023

(unaudited)

NOTE 4 –OPERATING LEASE (CONTINUED)

Future minimum payments for monthly base rent due under the initial lease term are currently estimated to be as follows:

Years ending December 31,
2023 (remaining)	$ 35,259
2024	148,074
2025	176,268
2026	88,134
Total lease payments	$ 447,735
Less: Imputed interest	(31,288)
Total lease liability	416,447
Less: current lease liability	(126,762)
Long-term lease liability	$ 289,685
Weighted average discount rate:
Operating leases	4.94%

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of September 30, 2023 and December 31, 2022, the Company owed board members and a board member’s company for such services in the amounts of $138,264 and $127,192, respectively.

Accounts Receivable – Related Parties

As of September 30, 2023, and December 31, 2022, the Company was owed $1,299 and $2,252, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Compensation

For the periods ended September 30, 2023 and December 31, 2022, the Company’s president was due amounts for services performed for the Company.

As of September 30, 2023, and December 31, 2022, the accrued amounts consisted of the following:

	September 30,	December 31,
	2023	2022
Amounts due to the president	$638,042	$635,158
Total	$638,042	$635,158

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2023

(unaudited)

NOTE 6 – NOTES PAYABLE - RELATED PARTY (CONTINUED)

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. On December 14, 2021, the maturity date of convertible promissory note was extended for an additional period of 3 months until March 4, 2022. Subsequently the maturity date was extended for additional periods to June 4, 2022, September 4, 2022, December 4, 2022, June 4, 2023 and December 4, 2023. The note has a conversion feature, wherein, at the maturity date the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note isn’t convertible until maturity, no derivative liability was recognized as of September 30, 2023.

As of September 30, 2023, and December 31, 2022, Convertible Notes – Related Party consisted of the following:

	September 30, 2023	December 31, 2022
Convertible Notes payable, related parties	$20,000	$32,827
Less current portion	(20,000)	(32,827)
Total	$-	-

Notes Payable – Related Party

On January 19, 2017, the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2018. The maturity date of the note was extended annually for additional one year periods, with a current due date of January 19, 2024. On September 15, 2023, the lender elected to transfer the unpaid principal balance of $15,000 to the Working Capital Promissory Note.

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

As of September 30, 2023, and December 31, 2022 Note Payable – Related Party consisted of the following:

	September 30, 2023	December 31, 2022
Note payable, related party, current portion	$42,940	$15,000
Total	$42,940	$15,000

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2023

(unaudited)

NOTE 7 – DEBT

Loans payable – SBA Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing October 21, 2022 (i.e., thirty (30) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. As of September 30, 2023, accrued interest was $13,050. Current monthly payments are applied to the accrued interst. The obligations under the Loan Authorization and Agreement, and the Note shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of September 30, 2023 and December 31, 2022 Debt consisted of the following:

	September 30,	December 31,
	2023	2022
Loan payable – SBA EIDL	$199,000	$199,000
Less current portion	-	-
Total	$199,000	$199,000

NOTE 8 - STOCKHOLDERS’ DEFICIT

Options and Warrants

During the nine months ended September 30, 2023 and 2022, the Company granted 150,000 and 150,000 options for services, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized expense of $13,157 and $15,722, respectively, for options that vested during the periods pursuant to ASC Topic 718. As of September 30, 2023 total remaining amount of compensation expense to be recognized in future periods is $4,582.

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015, Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2023, the Company has a total of 1,145,556 options issued under the plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. During the quarter ended September 30, 2023 the Company issued 150,000 options. As of September 30, 2023, the Company had a total of 1,600,000 options issued under the 2017 Plan.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2023

(unaudited)

NOTE 8 - STOCKHOLDERS’ DEFICIT (CONTINUED)

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	September 30, 2023	September 30, 2022
Expected volatility	206%	207%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	3.63%	2.95%

The Company has no warrants outstanding, A summary of the status of the options granted at September 30, 2023, and December 31, 2022, and changes during the periods then ended is presented below:

	September 30, 2023		December 31, 2022
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,265,556	$0.15	3,290,556	$0.19
Granted	150,000	0.04	150,000	0.05
Exercised	-	-	-	-
Expired or cancelled	670,000	0.28	(175,000)	0.77
Outstanding at end of period	2,745,556	0.11	3,265,556	0.15
Exercisable	2,695,556	$0.11	3,140,556	$0.15

A summary of the status of the options outstanding at September 30, 2023 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-1.00	2,745,556	2.29 years	2,695,556	0.11

NOTE 9 – CONTINGENT LIABILITY

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2023

(unaudited)

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

Results of Operations

For the three months ended September 30, 2023 and September 30, 2022

Revenues were $235,379 for the three months ended September 30, 2023 compared with $245,341 for the three months ended September 30, 2022, a decrease of $9,962. The decrease in revenues for the period is the result of shipment timing.

Cost of sales was $133,043 for the three months ended September 30, 2023 compared with $150,761 for the three months ended September 30, 2022, a decrease of $17,718. Our gross margin percentage was 43% for the three months ended September 30, 2023 compared with 39% in the same period the prior year. The change in gross margin between the periods relates primarily to product mix.

Operating expenses for the three months ended September 30, 2023 were $149,700 compared with $147,669 in the same period the prior year, an increase of $2,031 or 1.37%. General and administrative expense for the three months ended September 30, 2023 was $131,199 compared with $128,577 for the three months ended September 30, 2022. Major components of general and administrative expenses for the three months ended September 30, 2023 were professional fees of $16,677, rent expense of $10,869, and salaries and wages of $56,851.  This compares with professional fees of $15,846, rent expense of $10,959 and salaries and wages of $57,666 for the three months ended September 30, 2022.  For the three months ended September 30, 2023 research and development expense was $18,065 compared with $18,532 for the three months ended September 30, 2022.

Our net loss for the three months ended September 30, 2023 was $34,717, or ($0.00) per share, compared with a net loss of $58,648, or ($0.00) per share, for the three months ended September 30, 2022.

Results for the three months ended September 30, 2023 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $2,619 and depreciation and amortization of $436.  For the three-month period the prior-year, non-cash expenses included options and warrants granted in the amount of $2,619 and depreciation and amortization of $560.

For the nine months ended September 30, 2023 and September 30, 2022

Our revenues were $712,303 for the nine months ended September 30, 2023, compared with $728,630 for the nine months ended September 30, 2022, a decrease of $16,327 or 2%. The decrease in revenues for the period is the result of shipment timing.

Our cost of sales was $413,718 for the nine months ended September 30, 2023, compared with $456,672 for the nine months ended September 30, 2022, a decrease of $42,954. Our gross margin was 42% for the nine months ended September 30, 2023 compared with 37% for the nine months ended September 30, 2022. The change in gross margin between the periods relates primarily to product mix.

Our operating expenses for the nine months ended September 30, 2023 were $470,358 compared with $449,830 the prior year, an increase of $20,528 or 4.56%. General and administrative expense for the nine months ended September 30, 2023 was $417,848 compared with $397,599 for the nine months ended September 30, 2022. Major components of general and administrative expenses for the nine months ended September 30, 2023 were professional fees of $79,647, rent expense of $32,787 and salaries and wages of $170,054. This compares with professional fees of $55,399, rent expense of 32,877, and salaries and wages of $171,717 for the nine months ended September 30, 2022. Research and development expense was $51,201 for the nine months ended September 30, 2023, compared with $50,167 for the nine months ended September 30, 2022.

Our net loss for the nine months ended September 30, 2023 was $171,474 or ($0.01) per share, compared with a net loss of $194,538, or ($0.01) per share, for the nine months ended September 30, 2022.

Results for the nine months ended September 30, 2023 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $13,157 and depreciation and amortization of $1,309. For the nine-month period the prior-year, non-cash expenses included the value of options and warrants granted of $15,722 and depreciation and amortization of $2,064.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At September 30, 2023, our current liabilities totaled $1,568,226 and our current assets totaled $515,1846 resulting in negative working capital of $1,053,040.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,816,414 at September 30, 2023, of which $5,604,135 is a direct result of derivative expense and change in fair value of derivative liability and is unrelated to our operations or cash flow.

Operating Activities

We realized a negative cash flow from operations of $64,332 for the nine months ended September 30, 2023, compared with a negative cash flow of $41,572 during the nine months ended September 30, 2022.

Included in the operating loss of $153,091 for the nine months ended September 30, 2023 are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $13,157 and depreciation and amortization of $1,309. Additionally, the operating loss included general and administrative expenses of $417,848 and research and development expenses of $51,201.

Financing Activities

We realized a positive cash flow from financing activities of $15,113 for the nine months ended September 30, 2023, compared with negative cash flow of $8,236 for the nine months ended September 30, 2022. The positive cash flow for the nine months ended September 30, 2023 was due to proceeds from related party note payables. The negative cash flow for the nine months ended September 30, 2022 was due to payments on related party note payable.

Investing Activities

We realized $0 cash flow from investing activities for the nine months ended September 30, 2023 compared with negative cash flow from investing activities of $1,445 for the nine months ended September 30, 2022. The negative cash flow for the period ended September 30, 2022 related to purchases of fixed assets.

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

We recognize revenue on various products and services as follows:

Products

The Company recognizes revenue from the sale of products as performance obligations are satisfied. This type of revenue is primarily generated from the sale of finished products to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Control passes FOB shipping point.

Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the periods ended September 30, 2023 and September 30, 2022, respectively.

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

Our management conducted an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2023. The material weakness, which relates to internal control over financial reporting, which was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2023 and the audited balance sheet as of December 31, 2022, the condensed unaudited Statements of Operations for the three month periods ended September 30, 2023 and 2022, the condensed unaudited Statements of Cash Flows for the nine month periods ended September 30, 2023 and 2022, and the condensed unaudited Statements of Stockholders’ Equity (Deficit) as of September 30, 2023 and 2022, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: November 20, 2023	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: November 20, 2023	/s/ Werner Funk
By: Werner Funk Its: Chief Executive Officer Principal Executive Officer