Form 10-K
period 2023-12-31
Omnitek Engineering Corp
filed 2024-04-16
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023, was $398,207.

As of April 15, 2024, there were 21,948,091 shares of the registrant’s Common Stock outstanding.

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

PART I.

ITEM 1. BUSINESS

General Development of Business

Omnitek Engineering, Corp., a California corporation, began operations on October 10, 2001, and was a spin-off from Nology Engineering, Inc., a manufacturer in the automotive aftermarket parts industry and the developer/manufacturer of the patented “HotWires” spark plug wires. Our business is located at 1345 Specialty Dr. #E, Vista, California, 92081, which consists of approximately 11,751 square feet of industrial space. Omnitek has never filed for bankruptcy and has never been subject to receivership or similar proceedings.

Business of Issuer

Omnitek develops and sells proprietary technology to convert diesel engines to an alternative fuel, new gaseous natural gas engines, and complementary products. Omnitek products are available for stationary applications and the global transportation markets -- including light commercial vehicles, minibuses, heavy-duty trucks, municipal buses, as well as rail and marine applications. The technology can be applied for compressed natural gas (“CNG”), liquefied natural gas (“LNG”), renewable natural gas (“Biogas” or “RNG”), or Hydrogen (“H2”), as well as liquid petroleum gas (“Propane” or LPG”).

Omnitek’s technology enables the conversion of most diesel engines to operate on alternative fuels at a cost lower than that required to purchase a new alternative fuel engine.

Engine conversions in the United States are subject to U.S. Environmental Protection Agency (“EPA”) or California Air Resources Board (“CARB”) approvals. Engine conversions in certain foreign countries may require additional or different approvals. With fuel cost being the primary market driver, the Company anticipates the majority of its business will be generated in markets where diesel fuel is more expensive than gaseous fuels for the foreseeable future. Additionally, it is expected that the 200-nation “Paris Agreement on Climate Change” and other local regulations designed to lower air pollution, will further increase demand for Omnitek’s technology.

Omnitek is able to also deliver complete new natural gas engines when local emission standards, or other conditions, require the use of new engines.

Principal Products or Services.

Omnitek’s current product line includes:

•A kit for converting diesel engines to run on an alternative fuel;

•New complete natural gas engines;

•A high-pressure natural gas coalescing filter; and

•Natural gas engine components.

Conversion Kits - Omnitek offers a solution to convert most diesel engines to operate on an alternative fuel, including CNG, LNG, RNG, H2 or LPG. This engine conversion technology is the primary product offered by Omnitek. This product is packaged in kit form and is offered in two basic variations. One is designed to work on engines with a turbocharger and the other is designed to work on engines without a turbocharger.

Diesel engines have a service life of up to 20 years and require regular engine overhauls. A diesel engine conversion is not unlike an engine overhaul. Therefore, the Company’s engine conversion system enables a fleet to “overhaul/convert” its diesel engines into an alternative fuel during a regularly scheduled engine overhaul, thereby reducing overall operating costs and emissions.

Diesel-to-natural gas engine conversions offer fleet operators the opportunity to secure their investment and capitalize on the long-life of diesel engines.

At this time the Company has received US, EPA approval for the Navistar DT466E and DT530E engines, and a Certificate of Conformity for the Mack E7, Detroit Diesel Series 60 and Caterpillar 3406E/C15 engine models, as well as EURO VI certification from the European Union for the OT13 heavy-duty 13-liter natural gas engine.

In addition to the Conversion Kits, Omnitek sells individual component replacement parts for the conversion kits and a high-pressure natural gas coalescent filter.

The key to the success of Omnitek’s technology is performance and reliability, which is achieved using the Company’s patented fuel-mixing device and an electronic control unit (ECU) which senses engine parameters in real time and instantly adjusts to deliver the correct amount of fuel and the correct ignition timing.

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

The first option is focused on collaborating with local companies in an effort to convert diesel engines to an alternative fuel. Alternatively, we can supply new alternative fuel engines as a second option.

To achieve the conversions, we can supply engineering support to rebuild and convert the engines locally. This offers an economic benefit to the local economy by keeping the rebuild work in the community.

In the second scenario, we would supply new low-polluting, alternative fuel engines. This may be a better option when the existing engines are based on old and outdated technology and/or strict emissions standards are in place.

Regulations

Engine conversions in the United States are subject to regulations imposed by the U.S. Environmental Protection Agency (“EPA”), and in California, the California Air Resources Board (“CARB”). At this time, the Company has received U.S. EPA approval for the Navistar DT466E and DT530E engines, and a Certificate of Conformity for the Mack E7, Detroit Diesel Series 60 and Caterpillar 3406E/C15 engine models.

Engine conversions in Europe, and certain other regions, are subject to regulations imposed by the European Union (“EU”), or local regulations. The Company has received EURO VI certification from the EU for the OT13 heavy-duty 13-liter natural gas engine.

Distribution Methods of the Products or Services

Omnitek has distributors worldwide to market and distribute its products. The Company is continuously seeking additional global distribution partners to expand its distribution network. In certain markets, the Company competes against other companies with greater resources, more established distribution channels and other competitive advantages, and the success of these competitors may hinder our ability to generate revenues. Please see the section entitled “Competition” and also the relevant Risk Factors in ITEM 1A below.

Distribution Agreements. From time-to time, Omnitek may enter into exclusive or non-exclusive distribution agreements with its dealers, distributors or authorized diesel-to-natural gas engine conversion kit installation centers (“AIC”).

Internet. Information on products and services we offer, as well as information regarding new product introductions and company news, is available online at our website, www.omnitekcorp.com.

Company information and status of any publicly announced projects, new product developments, or services

Additional corporate information and disclosures regarding Omnitek Engineering Corp. can be found on the SEC website at http://www.sec.gov, which should be read in conjunction with this Annual Report. Additional information relating to the status of any publicly announced projects, new product developments, or services are available on our website at http://www.omnitekcorp.com/news.htm.

Competitive business conditions and the Company’s competitive position in the industry and methods of competition

We believe our products have many important advantages, some of which are performance, ease of use, and competitive cost. We compete in a small segment of the transportation and energy arena. Most of the larger multinational corporations do not offer a complete solution for the markets the Company serves. We believe that competition in these markets is principally based on the quality of the product, performance, reliability, and price. Because of the Company’s limited financial resources, Omnitek could be at a competitive disadvantage compared with other suppliers offering competitive products.

Competition - Diesel-to-Natural Gas Engine Conversions

The Company encounters competing products in countries with no enforced emission standards, and where low-tech systems are still being used. These systems can be used to convert low-power diesel engines found in these countries. However, converting emissions controlled high-power engines, as currently found in most countries, requires a fuel injection system, like the Omnitek system.

Currently, the Company is not aware of any direct competitors offering a similar and extensive range of engine conversion kits for heavy-duty diesel engines -- though some companies may supply parts to original equipment engine manufacturers, but they do not offer complete systems to convert diesel engines.

There are numerous companies supplying natural gas components for use on gasoline cars and small trucks. These technologies have been on the market for many years and millions of vehicles have been converted worldwide using these technologies. However, these technologies are not suitable to convert heavy-duty diesel engines and not in direct competition with Omnitek’s technology. At this time, Omnitek is not planning to compete in the small-engine market.

Competition - Dual Fuel Technology

Dual-fuel technology, where both diesel and natural gas fuels are used at the same time, offers minimal cost-savings potential and is not considered a competing technology.

Competition - New Natural Gas Engines

Under certain conditions, it is not cost effective, or technologically feasible, to convert certain old diesel engines to operate on natural gas. Emission standards sometimes dictate the use of highly sophisticated technology that cannot be easily retrofitted onto an engine. For these situations, Omnitek offers purpose-built new engines which can be used in buses, trucks, generators and other mobile and stationary applications.

Sources and availability of Raw Materials and Principal Suppliers

Omnitek does not utilize any specialized raw materials. We rely on non-affiliated suppliers for various standard and customized components and on manufacturers of assemblies that are incorporated into our products. We do not have long-term supply or manufacturing agreements with suppliers of raw materials, components, and assemblies.  In certain instances, alternative sources may be limited. If these suppliers or manufacturers experience financial, operational, manufacturing capacity, or quality assurance difficulties, or cease production and sale of such products, or if there is any other disruption in our relationships with these suppliers or manufacturers, we will be required to locate alternative sources of supply. Our inability to obtain sufficient quantities of these components, if and as required in the future, may subject us to:

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

During the year ended December 31, 2023, four suppliers accounted for 78% of products purchased compared with the year ended December 31, 2022, where four suppliers accounted for 82% of products purchased.

Dependence on one or few major customers

The Company believes that the diversity of the product line offered alleviates the dependence on any customer. Through widespread use of our product line, Omnitek is striving to develop a wide base of customers. During the year ended December 31, 2023 eight customers accounted for approximately 91% of sales. During the year ended December 31, 2022, eight customers accounted for approximately 81% of sales.

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

Although the Company intends to seek patent protection for its proprietary technology and products in the United States and in foreign countries, the patent positions of our products are generally uncertain and involve complex legal and factual questions. Consequently, we do not know whether any of the patent applications that we have and will consider filing will result in the issuance of any patents, or whether such patent applications will be circumvented or invalidated. There can be no assurance that all United States patents that may pose a risk of infringement can or will be identified. Additionally, Omnitek has not sought to identify foreign patent applications that might affect existing patent applications currently on file with the Unites States Patent and Trademark Office. If we are unable to obtain licenses where we may have infringed on other patents, we could encounter delays in product market introductions while attempting to design around such intellectual property rights, or we could find that the development, manufacture or sale of products requiring such licenses could be prevented. In addition, we could incur substantial costs in defending suits brought against us on such intellectual property rights or prosecuting suits which the Company brings against other parties to protect its intellectual property rights. Competitors or potential competitors may have filed applications for or have received patents and may obtain additional patents and proprietary rights relating to compounds or processes competitive with those of Omnitek. See “Competitive business conditions and the Company’s competitive position in the industry and methods of competition.”

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

Licenses and Royalty Agreements

Currently, we have no license or royalty agreements which would result in royalty payments.

Other Agreements

As part of the build-out of the dealer/installer network, the Company will from time-to-time enter into agreements with various companies in the USA and around the world.

Need of governmental approvals of principal products or services

Engine conversions in the United States are subject to regulations imposed by the U.S. Environmental Protection Agency (“EPA”), and in California, the California Air Resources Board (“CARB”). At this time, the Company has received U.S. EPA approval for the Navistar DT466E and DT530E engines, and a Certificate of Conformity for the Mack E7, Detroit Diesel Series 60 and Caterpillar 3406E/C15 engine models.

Engine conversions in Europe, and certain other regions, are subject to regulations imposed by the European Union (“EU”), or local regulations. At this time, the Company has received EURO VI certification from the EU for the OT13 heavy-duty 13-liter natural gas engine.

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

Management believes that these reporting obligations increase the Company’s annual legal and accounting costs by an estimated $55,000.

Omnitek is not aware of any other governmental regulations now in existence or that may arise in the future that would have an effect on the Company’s business.

Research and Development

Research and development expenditures for 2023 and 2022, were $67,576 and $66,444 respectively, and were comprised of charges for the purchase of equipment and parts for R&D, and the cost of personnel in the development of products and services.

In some cases, Omnitek is contracted to develop a specific engine or component. In these cases, Omnitek requires an up-front payment from the customer.

Costs and effects of compliance with environmental laws

Except as discussed above regarding EPA, CARB and EU emissions certification, our business activities are not subject to any environmental laws, and we do not anticipate that our future business activities will subject the Company to any environmental compliance regulations.

Number of total employees and number of full-time employees

As of the date of this report, the Company employed a total of six people, all of whom are full-time employees. We believe we have a good working relationship with our employees, who are not represented by a collective bargaining organization, and there are no organized labor agreements or union agreements between Omnitek and any employees.

We are outsourcing certain services and intend to continue to use the services of independent consultants and contractors to perform various professional services. We believe that this use of third-party service providers will enhance our ability to contain general and administrative expenses.

Reports to Security Holders

The public may read and copy any materials the Company files with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. Eastern time. Information may be obtained on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Moreover, the Company maintains a website at http://www.omnitekcorp.com that contains additional information about Omnitek. This information is publicly available and is updated regularly.

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

Risks Related to Middle East Crises

The Israel-Gaza war has created substantial uncertainty and risk.

In early October, Hamas launched assaults against Israeli citizens. Israel has responded aggressively with operations inside Gaza against Hamas. The foregoing events have cause substantial regional instability and world-wide political and economic uncertainty. There is significant risk of expanded military confrontation in the region and beyond, possibly including the United States. These and related actions, responses, and consequences cannot be predicted or controlled and may contribute to world-wide economic reversals. In these circumstances, receipt of supplies and products may be interrupted or may be delayed or otherwise negatively impact our operations.

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

The price of oil, which also affects the price of diesel and gasoline, can have a significant impact on the Company’s business. As the price differential between diesel and natural gas decreases the payback period for the cost of the engine conversion is extended. This makes engine conversions less desirable, which can result in lower sales of the Company’s engine conversion technology.

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

A downturn in the trucking industry could materially adversely impact our results of operations.

If the trucking industry or any truck OEM customers worldwide suffer a significant downturn such circumstance could lead to significant reductions in our revenues and earnings and could have a material adverse impact on our results of operations.

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

In addition to these risks, the nature and timing of government implementation and enforcement of increasingly stringent emission standards in emerging markets are unpredictable and subject to change. Any delays in implementation or enforcement could result in the products we developed or modified to comply with these standards becoming unnecessary or becoming necessary later than expected thereby, in some cases, negatively affecting our competitive advantage. This in turn can delay, diminish or eliminate the expected return on capital and research expenditures that we have invested in such products and may adversely affect our perceived competitive advantage in being an early, advanced developer of compliant engines.

We are exposed to risks arising from the price and availability of energy.

The level of demand for our products and services is influenced in multiple ways by the price and availability of energy. High diesel costs generally drive greater demand for natural gas and LPG engines in the countries in which we operate. If diesel costs decrease or increase less than expected, demand for our products may likewise decrease. The relative unavailability of electricity in some emerging market countries also influences demand for our products for electric generators. If these countries add energy capacity by expanding their power grids at a rate equal to or faster than the growth in demand for energy, the demand for our genset products could also decrease or increase less than would otherwise be the case.

The market for alternative fuel engines may not continue to develop according to our expectations and, as a result, our business may not grow as planned and our business plan may be adversely affected.

Our future growth is dependent upon the market for efficient alternative fuel engines and engine conversion kits expanding as a result of our customers and potential customers substituting diesel engines with alternative fuel engines. Part of our business plan is dependent on our market forecasts with respect to this expected substitution trend. However, there can be no assurance that we can accurately predict this trend. Furthermore, there can be no assurance that our products would capture any portion of the potential market increase. If the markets which represent a significant portion of our business or in which we anticipate significant growth opportunities for our products fail to develop or develops more slowly than we anticipate, the growth of our business and our business plan could be materially adversely affected.

Introduction of electric vehicles may also reduce the size of our market.

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

Our growth may depend on our ability to develop and/or acquire new products, and/or refine our existing products and technology. We will seek to develop or acquire new products, or enhance our existing products and power system technology, if we believe they will provide significant additional revenues and favorable profit margins. However, we cannot know beforehand whether any new or enhanced products will successfully penetrate our target markets. There can be no assurance that newly developed or acquired products will perform as well as we expect, or that such products will gain widespread adoption among our customers.

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

We cannot always predict the timing, frequency, or size of the future orders of our customers. Our ability to accurately forecast our sales is further complicated by the continuing global economic uncertainty. We maintain significant inventories in an effort to ensure that our customers have a reliable source of supply. If we fail to anticipate the changing needs of our customers and accurately forecast our customer demands, our customers may not continue to place orders with us, and we may accumulate significant inventories of products that we will be unable to sell or return to our suppliers. This may result in a significant decline in the value of our inventory and a decrease in our future gross profit.

Our financial position, results of operations and cash flows have been, and may in the future be, negatively impacted by challenging global economic conditions.

Challenging global economic conditions have had, and may in the future have, a material adverse effect on our business. Difficult market conditions can also cause us to experience pricing pressure, negatively impacting our margins. Economic downturns may materially impact our customers, as well as suppliers and other parties with which we do business. Economic conditions that adversely affect our customers may cause them to terminate existing supply agreements or to reduce the volume of products they purchase from us in the future. We may have significant receivables collections from customers that face liquidity issues. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Similarly, with adverse market conditions, our key suppliers from which we source components may be unable to provide components to us or extend us credit. Furthermore, we may not be able to successfully anticipate, plan for and respond to changing economic conditions, and our business could be negatively affected.

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

In addition, our foreign sales subject us to numerous stringent U.S. and foreign laws, including the Foreign Corrupt Practices Act (“FCPA”), and comparable foreign laws and regulations which prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. and other business entities for the purpose of obtaining or retaining business. Safeguards that we may implement to discourage these practices could prove to be ineffective, and violations of the FCPA and other laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits and enforcement actions from the SEC, The Department of Justice and overseas regulators. Any of these factors, or any other international factors, could impair our ability to effectively sell our power systems, or other products or services that we may develop, outside of the U.S.

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

Business, political and economic factors may affect our operations

If the World economic conditions deteriorate or do not improve, our target consumer base may be disproportionately affected. Stagnant economic growth is likely to negatively affect our customers' ability to purchase our goods. The resulting impact of such economic conditions on our customers and on consumer spending could have a material adverse effect on demand for our products, financial condition, and operating results.

Our performance is influenced by a variety of economic, social, and political factors

Our performance is influenced by a variety of economic, social, and political factors. Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect our customer spending decisions and adversely affect the demand for our products. Economic conditions also affect governmental political and budgetary policies. As a result, economic conditions can have an effect on the sale of our products to our customers.

A global economic crisis could result in decreases in customer spending

We operate in competitive and evolving markets locally, nationally and globally. These markets are subject to rapid technological change and changes in demand. In seeking market acceptance, we will encounter competition from many sources, including other well-established larger technology providers. Many of these competitors have substantially greater financial, marketing and other resources. Our revenue could be materially adversely affected if we are unable to compete successfully with these other providers.

Uncertainty relating to the ability to enforce rights under certain dealer agreements

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

The Company is subject to foreign business, political and economic disruption risks

Omnitek is engaged with various entities from around the world. As a result, we are exposed to foreign business, political and economic risks, which could adversely affect our financial position and results of operations, including:

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

The Company may be subject to intellectual property rights claims

Companies in our industry often own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As competition in the industry increases, the possibility of intellectual property rights claims against Omnitek may grow. Omnitek’s technologies may not be able to withstand third-party claims or rights against their use. Intellectual property claims, whether having merit or otherwise, could be time consuming and expensive to litigate or settle and could divert management resources and attention. In addition, many of Omnitek’s agreements require that Omnitek indemnify for third-party intellectual property infringement claims, which could increase Omnitek’s costs as a result of defending such claims and may require that Omnitek pay the damages if there were an adverse ruling in any such claims. If litigation is successfully brought by a third party against Omnitek in respect of intellectual property, Omnitek may be required to cease distributing or marketing certain products or obtain licenses from the holders of the intellectual property at material cost, redesign affected products in such a way as to avoid infringing intellectual property rights, any or all of which could materially adversely affect our business, financial condition and results of operations. If those intellectual property rights are held by a competitor, Omnitek may be unable to obtain the intellectual property at any price, which could also adversely affect our competitive position. An adverse determination could also prevent Omnitek from offering its products. Any of these results could harm our business, financial condition, and results of operations.

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

Future capital requirements; uncertainty of future funding

Substantial expenditures will be required to enable Omnitek to conduct product research, manufacturing, marketing and distribution of its products. Omnitek may need to raise additional capital to facilitate growth and support its long-term business plan. Omnitek has no established bank-financing arrangements and it is not anticipated that we will secure any bank financing in the near future. Therefore, it is likely that Omnitek may need to seek additional financing through subsequent future public or private sales of its securities, including equity securities. Omnitek may also seek funding for the manufacturing and marketing of its products through strategic partnerships and other arrangements with corporate partners. There can be no assurance, however, that such collaborative arrangements or additional funds will be available when needed, or on terms acceptable. Any such additional financing may result in significant dilution to existing stockholders. If adequate funds are not available, we may be required to curtail one or more of our programs. Omnitek’s future cash requirements will be affected by the revenue generated from the sale of its products, the costs of production and marketing, as well as relationships with corporate partners, changes in the focus and direction of Omnitek’s programs, competitive and technological advances, and other factors.

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

Concentration of Risks

Customers - Approximately eight customers accounted for 91% of revenue for the year ended December 31, 2023, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability.

These customers are free to purchase from other suppliers who may have more established distribution channels and other competitive advantages, such as price. In addition, our customers’ need for our products depends on many factors including worldwide and regional fuel prices, and various governmental regulations. If any of the latter factors change significantly, our customers’ demand for our products might decline substantially.

The loss of any of these customers could have a materially adverse effect on our results of operations and financial condition. At the minimum, it would have a materially adverse effect on our operations during the short term until we are able to generate replacement customers.

Suppliers - Approximately four suppliers accounted for 78% of products purchased for the year ended December 31, 2023. Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.

Our future operating results may depend substantially on our suppliers’ ability to supply us with components in sufficient volumes to meet our production requirements. Certain components that we use are available from only a single or limited number of qualified suppliers. If there is a significant simultaneous upswing in demand for such a component from several high-volume industries resulting in a supply reduction, if a component is otherwise in short supply, or if a supplier has a quality issue with a component, we may experience delays or increased costs in obtaining that component. If we are unable to obtain sufficient quantities used in the components, or other necessary components, we may experience production delays which could cause us loss of revenue. If a component becomes unavailable, we could suffer significant loss of revenue. Each of the following could also significantly harm our operating results:

•an unwillingness of a supplier to supply such components to us;

•consolidation of key suppliers;

•failure of a key supplier to provide enough components;

•a key supplier’s, or sub-supplier’s, inability to access credit necessary to operate its business; or

•failure of a key supplier to remain in business.

Risk of technological obsolescence and competition

Omnitek operates in an ever-evolving field. Developments are expected to continue at a rapid pace in the industry in general. Competition from other large companies, research and academic institutions and others is intense and expected to increase. Many of these companies and institutions have substantially greater resources than Omnitek and may have substantially greater experience in manufacturing and marketing of products. These entities represent significant long-term competition for Omnitek. There can be no assurance that developments by others will not render our technologies and products obsolete or noncompetitive. In addition, Omnitek’s competitors might succeed in developing or purchasing technologies and products that render the Company's technology and products obsolete or noncompetitive. See “Business – Competition.”

Changes of prices for products

While the prices of our products are projected to be in line with those from market competitors, there can be no assurance that they will not decrease in the future. Competition may cause us to lower prices in the future. Moreover, it is difficult to raise prices even if internal costs increase.

Creditworthiness of distributors is an ongoing concern

Omnitek may not always be able to collect all of the funds owed to it by its distributors. Some distributors may experience financial difficulties which may adversely impact our collection of accounts receivable. We regularly review the collectability and creditworthiness of our distributors to determine an appropriate allowance for credit to such distributors. If our uncollectible accounts exceed the amount for which we have planned, this would adversely impact our operating results. Omnitek tries to minimize this concern by selling most of its products by way of prepaid purchase orders.

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

Possible volatility of stock price

The market price of our securities is likely to be highly volatile. Factors such as the market acceptance of Omnitek’s products, success of distribution channels or its competitors, announcements of technological innovations or new commercial products by us or our competitors, developments in trademark, patent or other proprietary rights of Omnitek or our competitors, and fluctuations in our operating results may have a significant effect on the market price of the Common Stock. In addition, the stock market has experienced and continues to experience extreme price and volume fluctuations which have affected the market price of many companies, and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price, if a market develops, of the Common Stock. See “Description of Capital Stock.”

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

Management believes that these reporting obligations will increase Omnitek’s annual legal and accounting costs by an estimated $55,000.

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

In the event of the death, incapacity or departure of Mr. Funk from Omnitek, it is unlikely that we would be able to continue conducting our business plan in a timely manner. Even if we are able to find additional personnel to replace Mr. Funk, it is uncertain whether we could find someone who could develop our business along the lines described in this report.

Omnitek has an Employment Agreement in place with Mr. Funk that provides for continued service in his current capacities through March 9, 2024 and thereafter on a year-to-year basis. See “Narrative Disclosure to Summary Compensation Table” for details of Employment Agreements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are not required to provide the information called for by this item.

ITEM 1C.   RISKS RELATED TO CYBERSECURITY

Cybersecurity risks could adversely affect our business and disrupt our operations.

The threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems, and those of third parties that we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of consumer confidence. In addition, we may be the target of email scams that attempt to acquire personal information or company assets. Despite our efforts to create security barriers to such threats, we may not be able to entirely mitigate these risks. Any cyber-attack that attempts to obtain our or our users’ data and assets, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition.

We are increasingly dependent on information technology and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. We are increasingly dependent on sophisticated information technology systems and infrastructure to operate our business. Occasionally we also outsource elements of our operations to third parties, some of which are outside the U.S., including elements of our information technology infrastructure, and as a result we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions. In addition, we and our vendors could be susceptible to third party attacks on our information technology systems. Such attacks are increasingly sophisticated and are made by groups and individuals with a wide range of motives and expertise, including state and quasi-state actors, criminal groups, “hackers” and others. Any security breach or other disruption to our or our vendors’ information technology infrastructure could also interfere with or disrupt our business operations, including our manufacturing, distribution, R&D, sales and/or marketing activities.

In the ordinary course of business, we and our vendors collect, store and transmit large amounts of confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our and our vendors’ systems and the large amounts of confidential information that is present on them also makes them potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, partners or vendors, or from attacks by malicious third parties. Maintaining the security, confidentiality and integrity of this confidential information (including trade secrets or other intellectual property, proprietary information, business information and personal information) is important to our competitive business position. However, such information can be difficult to protect. While we have taken steps to protect such information, and to ensure that the third-party vendors’ on which we rely have taken adequate steps to protect such information, there can be no assurance that our or our vendors’ efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information. A breach of our or our vendors’ security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, or loss, misappropriation, and/or unauthorized access, use or disclosure of confidential information, including personal information regarding our patients and employees, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or ordinary share price.

If we sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.

Our information technology may be subject to cyber-attacks, security breaches or computer hacking. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems and the data stored on those systems may also be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and the data stored on those systems, and the data of our business partners. Further, third parties, such as hosted solution providers, which provide services to the Company, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service, and the loss of existing or potential suppliers or customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal, proprietary or confidential information about the Company, our business partners or other third parties could expose us to significant potential liability and reputational harm. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact the Company’s results of operations. In case of a cyber-attack, the Company may suffer losses that could have a material adverse effect on its business. As a global enterprise, we could also be negatively impacted by existing and proposed laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection. In addition, our customers may encourage, or require, compliance with certain security standards, such as the voluntary cybersecurity framework released by the National Institute of Standards and Technology (NIST), which consists of controls designed to identify and manage Cybersecurity risks, and we could be negatively impacted to the extent we are unable to comply with such standards.

Our business is subject to cybersecurity risks.

Our operations are increasingly dependent on information technologies and services. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error, or complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:

• Theft or misappropriation of funds;

• loss, corruption, or misappropriation of intellectual property, or other proprietary or confidential information (including customer, supplier, or employee data);

• disruption or impairment of our and our customers’ business operations and safety procedures;

• damage to our reputation with our customers and the market;

• exposure to litigation;

• loss or damage to our worksite data delivery systems; and

• increased costs to prevent, respond to or mitigate cybersecurity events.

Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks and other cyber events are evolving and unpredictable. Moreover, we have no control over the information technology systems of our customers, suppliers, and others with which our systems may connect and communicate. As a result, the occurrence of a cyber incident could go unnoticed for a period of time.

We do not presently maintain insurance coverage to protect against cybersecurity risks. If we procure such coverage in the future, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyber-attacks. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

A cybersecurity incident could negatively impact our business and our relationships with customers and expose us to litigation risk.

We use computers in substantially all aspects of our business operations. We also use mobile devices, social networking and other online activities to connect with our employees and our customers. Such uses give rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including customers’ personal information, private information about employees, and financial and strategic information about the Company and its business partners. We also rely on a Payment Card Industry compliant third party to protect our customers’ credit card information. While we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information or intellectual property, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential litigation and liability and competitive disadvantage.

ITEM 2. PROPERTIES

The Company owns no real property. On June 3, 2021, the Company entered into a lease for the premises located at 1345 Specialty Drive #E, Vista, CA, containing approximately 11,751 square feet of rentable area. The lease commenced on July 1, 2021 and expires on June 30, 2026. The monthly base rent under the lease is $9,988 per month and monthly operating expenses during the term of the lease, subject to adjustment under the lease, is $1,175 per month. On Commencement Date, the Company recognized a right-of-use (“ROU”) asset of $653,701 and a lease liability of $652,350.

ITEM 3. LEGAL PROCEEDINGS

On September 16, 2022, the Company received a Summons and was named as a cross-defendant in the matter of Olson-Ecologic Engine Testing Laboratories, LLC -v- Michael Naylor, Omnitek Engineering Corp., and Moto Concerto, Inc., filed in the Superior Court of the State of California, County of Orange, Central Justice Center, Case No. 30-2020-01171344. Olson-Ecologic Engine Testing Laboratories, LLC filed the cross-complaint in response to the original complaint filed by Michael Naylor against Olson-Ecologic Engine Testing Laboratories. Omnitek served as a subcontractor to Olson-Ecologic who received a grant in May 2017 from the California Energy Commission. In October 2017, very early in the project and before completion of the project, which was to run into 2020, Olson-Ecologic advised Omnitek that the California Energy Commission had terminated the project.  In the cross-complaint Olson-Ecologic alleges that Omnitek participated with Mr. Naylor in overcharging Olson-Ecologic, however, Olson-Ecologic does not provide a specific statement of facts or actions of what Omnitek allegedly did. Olson-Ecologic’s cross-complaint and allegations against Omnitek are without merit and Omnitek will vigorously defend the cross-complaint. As of the time of this report there are no new developments as the case was continued to May 6, 2024.

We are not a party to any other pending legal proceeding. No federal, state or local governmental agency is presently contemplating any proceedings against the Company.  No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on OTCQB under the symbol “OMTK.” The CUSIP number for the Issuer’s common stock is 68215W107. The following table sets forth, in U.S. dollars the high and low closing prices for each calendar quarters indicated, as reported by the OTCQB. The prices in the table may not represent actual transactions and do not include retail markups, markdowns, or commissions.

	Company Common Stock Prices
2023	High	Low
Quarter ended December 31	$0.03	$0.01
Quarter ended September 30	$0.03	$0.02
Quarter ended June 30	$0.04	$0.02
Quarter ended March 31	$0.05	$0.03

2022
Quarter ended December 31	$0.06	$0.04
Quarter ended September 30	$0.06	$0.04
Quarter ended June 30	$0.07	$0.05
Quarter ended March 31	$0.09	$0.05

On April 9, 2024, the closing quotation per share for our common stock as reported on the OTCQB was $0.0152.

Holders

As of December 31, 2023 there were approximately 46 stockholders of record of our common stock. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.

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

Transfer Agent and Registrar

Our transfer agent is Colonial Stock Transfer Company, Inc., whose address is 7840 S. 700 E., Sandy, Utah 84070.

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

Results of Operations

For the years ended December 31, 2023 and 2022

Revenues were $1,055,314 for 2023 compared with $1,070,787 in 2022, a decrease of $15,474, or 1.4%. The Company’s revenues remained steady between 2023 and 2022.

Total cost of goods sold increased to $644,660 in 2023 from $649,427 in 2022, for an decrease of $4,767. Gross margin was $410,654 in 2023 compared with $421,360 in 2022. Gross margin as a percentage of sales for 2023 was 39 percent compared with 39 percent in 2022. The decrease in the gross margin percentage is attributable to product mix.

Our operating expenses for 2023 were $606,794 compared with $595,780 in 2022, an increase of $11,014, or 2%.  General and administrative expense for 2023 was $537,473 compared with $526,836 in 2022. The increase was due primarily to professional fees of $85,512 in 2023 compared with $65,108 in 2022. Major components of general and administrative expenses in 2023 were insurance expense of $53,056, rent expense of $43,298 and salary and wages of $225,609. This compares with insurance expense of $54,812, rent expense of $43,836, and salary and wages of $228,566 in 2022. Research and development outlays were $67,576 in 2023 compared with $66,444 in 2022.

Our net loss in 2023 was $215,406, or ($0.01) per share, compared with $196,709, or ($0.01) per share, in 2022. Additionally, operating loss for the year ended December 31, 2023 was $196,140 compared with $174,420 for the year ended December 31, 2022.

Results for the year ended December 31, 2023 reflect non-cash expenses, including the value of options and warrants granted in the amount of $15,776 and depreciation and amortization of $1,745. For the year ended December 31, 2022, non-cash expenses included the value of options and warrants granted of $18,341, depreciation and amortization of $2,500.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are working capital funds available from sales. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At December 31, 2023, our current liabilities totaled $1,579,512 and our current assets totaled $482,521, resulting in negative working capital of $1,096,991.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,860,347 at December 31, 2023.

Operating Activities

We realized positive cash flow from operations of $17,211 for the year ended December 31, 2023, compared with positive cash flow of $9,239 for the year ended December 31, 2022.

Included in the net loss of $215,406 for the year ended December 31, 2023, are non-cash expenses, which are not a drain on our capital resources. In 2023, these non-cash expenses include the value of options and warrants granted in the amount of $15,776 and depreciation and amortization of $1,745.

Off-Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

Accounting Method and Use of Estimates

The Company’s financial statements are prepared using the accrual method of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where significant estimates are required include the following:

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

Inventories

Inventories are stated at the lower of market, average cost or standard cost basis. The Company reviews inventories on hand at least annually and records provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and product expiration.

Long-lived assets

The Company assesses the recoverability of its long-lived assets annually and whether circumstances indicate that there may be an impairment. The Company compares the estimated undiscounted future cash flows to the carrying value of the long-lived assets to determine if an impairment has occurred.  In the event that an impairment has occurred, the Company recognizes the impairment immediately.

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

Liquidity & Going Concerns Policy

Historically, the Company has incurred net losses and negative cash flows from operations. Management believes that based on its operating plan, the projected sales for 2024, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months from the date these financial statements were issued.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. From time to time the Company has raised additional capital through the sale of equity and financing activities to support its operations, and should the need arise will attempt to do so in the future, however, it is uncertain whether the Company will be successful in its efforts to raise additional capital in the future, if necessary.

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

Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the periods ended December 31, 2023 and December 31, 2022, respectively.

Assurance-type warranties are the only warranties provided by the Company and, as such, Omnitek does not recognize revenue on warranty-related work. Omnitek generally provides a one-year warranty for products that it sells. Warranty claims historically have been insignificant.

Recently Issued Accounting Pronouncements

The Company has evaluated recent accounting pronouncements, and their adoption has not had or is expected to have a material impact on the Company’s financial position, or statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

On June 14, 2023, we dismissed Sadler Gibb & Associates, LLC (“Sadler”), as our independent registered public accounting firm, effective immediately, including to audit our financial statements for the year ending December 31, 2023. The dismissal of Sadler was approved unanimously by our Board of Directors.

The report of Sadler on our financial statements for the years ended December 31, 2022 and 2021, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except to indicate that there is substantial doubt as to our ability to continue as a going concern.

During our two most recent fiscal years and through December 31, 2022, there were no disagreements with Sadler on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Sadler, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the consolidated financial statements for such years. During the fiscal years ended December 31, 2022 and 2021, and through June 14, 2023, there have been no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On June 14, 2023, our Board of Directors unanimously approved the engagement of Mercurius & Associates LLC (“Mercurius”), 5000 Thayer Center Suite C, Oakland, MD 21550, as our registered public accounting firm, effective immediately, including to report on our financial statements for the year ending December 31, 2023.

No consultations occurred between us and Mercurius during the two most recent fiscal years and through June 14, 2023, regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Mercurius concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of disagreement, as that term is defined in S-K 304(a)(1)(iv) and the related instructions to S-K 304, or a reportable event requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2023.  Based on that evaluation, it was concluded that the disclosure controls and procedures were not effective as of December 31, 2023.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting, using criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on that assessment, management identified material weaknesses in internal control over financial reporting as of December 31, 2023, as further described below. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2023, were not effective, based on COSO’s framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of our assessment, we have determined that the Company has a material weakness that relates to a lack of segregation of duties.

Management believes that the material weaknesses set forth above did not have any effect on the Company’s financial results.

This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting.

Remediation Plan for the Material Weaknesses

Management has been engaged in developing remediation plans to address the above material weaknesses. In order to address and resolve these deficiencies we are researching the options available given our financial means to do the following: (1) hire outside consultants to review the Company’s financial statements for complex transactions. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address the material weaknesses or determine to supplement or modify the remediation measures described above.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director
Werner Funk	65	President, CEO, Secretary, Principal Accounting Officer and Director	One Year	May 2001 to Present

Gary S. Maier	70	Director	One Year	August 2012 to Present

John M. Palumbo	68	Director	One Year	October 2013 to Present

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

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of Omnitek or a Significant Employee is as follows:

Werner Funk – Mr. Funk was born in Germany. He has been a Director and the CEO of Omnitek since its formation in May of 2001.  Mr. Funk has more than 35 years of experience in international business, manufacturing, engineering, marketing and Internet commerce.  He is responsible for management, marketing and new product design.  Mr. Funk was educated in Germany where he attended high school and vocational college for automotive technology and graduated with honors receiving a bachelor’s degree in automotive technology. While living in Germany, he worked for Mercedes-Benz and was the assistant crew chief of a Porsche factory sponsored racing team. Mr. Funk moved to the United States in 1978, where upon he started Nology Engineering Inc., a California Corporation, which designs, manufactures and markets automotive products for the performance aftermarket.  Mr. Funk also currently serves as the CEO of Nology Engineering Inc. Mr. Funk is listed as the inventor/co-inventor on several patents and patent applications.

Gary S. Maier – Mr. Maier was appointed as a Director of the Company on August 3, 2012, and is an investor relations veteran with more than 30 years of industry experience. He serves as vice president of corporate communications and investor relations for Motorcar Parts of America (Nasdaq: MPAA). He founded Maier & Company, Inc. in 2003. Earlier in his career he was a principal of another Los Angeles-based investor relations firm. He has counseled diverse clients ranging in size from multi-billion-dollar organizations to emerging growth public and private companies across the country. His career includes positions with an international public relations firm and a proxy solicitation firm offering investor relations services, both based in New York, as well as a Chicago-based financial relations agency. His experience also includes local and national political campaigns Maier served as a board member for 18 years, including a term as president of Veterans Park Conservancy, a non-profit community public/private partnership dedicated to the enhancement and preservation of four hundred acres of federal land to honor our nation’s veterans. He served for several years on the board of Southern California’s Colony Theater Company. Maier holds bachelor and master of philosophy degrees from Ohio University and completed course work toward a Ph.D. in philosophy at DePaul University. He served on the adjunct faculties of DePaul and Loyola

University in Chicago and is a graduate of New York University’s Graduate School of Business Administration’s Careers in Business program.

John M. Palumbo – Mr. Palumbo is currently the CEO of Larsen Supply Company, a distributor of plumbing supplies. Previously Mr. Palumbo was the CEO of Partschannel, Inc., a distributor of aftermarket collision replacement parts. Prior to this, Mr. Palumbo was the CFO at Solar Integrated Technologies, Inc., and earlier CFO for Keystone Automotive Industries, Inc. (Nasdaq: KEYS), which was subsequently acquired by LKQ Corporation (Nasdaq: LKQ).  Mr. Palumbo holds a bachelor of science degree in finance from Canisius College in Buffalo, New York and obtained his EMBA from Peter F. Drucker Claremont Graduate University in Claremont California.  Mr. Palumbo is a Certified Public Accountant in the state of California.

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by Omnitek and representations from certain reporting persons, Omnitek believes that for the fiscal year ended December 31, 2023, all the officers, directors and more than 10% beneficial owners complied with the above-described filing requirements.

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

The description of the Code of Ethics contained in this report is qualified in its entirety by reference to the full text of the Code of Ethics filed as Exhibit 14.01 to that certain Current Report on Form 8-K filed August 7, 2012.  The Code of Ethics shall be available on Omnitek’s website at www.omnitekcorp.com.

Audit Committee and Audit Committee Financial Expert

Our board of directors is comprised of three directors, two of which are outside independent directors and make up the audit committee. John M. Palumbo, considered an audit committee financial expert, chairs our audit committee.

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the periods ended December 31, 2023, and 2022, (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)
Werner Funk	2023	$150,000	-	$1,795	-	$-	$151,795
CEO, President, and Secretary	2022	$135,577(1)	-	$2,650	-	$-	$138,227

(1) In 2023, Mr. Funk’s base salary according to his employment agreement with the Company was $150,000. Mr. Funk deferred $0 of his 2023 salary. In 2022, Mr. Funk’s base salary according to his employment agreement with the Company was $150,000. Mr. Funk deferred $14,423 of his 2022 salary.

Narrative Disclosure to Summary Compensation Table

On March 10, 2021, Omnitek entered into an Employment Agreement with, and to continue the employment of, Werner Funk, the President and CEO of the Company.  The term of Employment Agreement began on March 10, 2021, (the “Effective Date”) and shall continue for a period of three years until March 9, 2024, unless terminated earlier pursuant to other provisions of the Agreement.  During the Employment Period, Omnitek agrees to pay Mr. Funk a Base Salary of $150,000 per year.

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

All securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The individual receiving the options is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

No Named Executive Officer exercised any options or SARs during the last completed fiscal year or owned any unexercised options or SARs at the end of the fiscal year.

There are no agreements or understandings for any executive officer to resign at the request of another person. None of our executive officers act, or will act, on behalf of, or at the direction of, any other person.

Compensation of Directors

There was no compensation paid to any director who was not a Named Executive Officer during the year ended December 31, 2023, other than that provided for attendance at meetings.

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

On April 18, 2023, in consideration of the services as director, the Corporation hereby grant to Werner Funk, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 50,000 shares of common stock, at an exercise price of $0.0397 representing 110% of the closing price of the common stock of the Corporation as of April 15, 2022; Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision.

Outstanding Equity Awards At Year-End

The following table provides information for the named executive officers on stock option holdings as of December 31, 2023.

Name	Grant Date	Number of Shares of Stock Underlying Unexercised Vested Options (#)	Number of Shares of Stock Underlying Options that Have Not Vested (#)	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Werner Funk	2/10/2017	605,556	-	-	$0.180	2/9/2024
President and CEO	1/11/2018	50,000	-	-	$0.077	1/10/2025
	1/15/2028	300,000	-	-	$0.077	1/14/2025
	1/16/2019	50,000	-	-	$0.099	1/15/2026
	3/27/2020	50,000	-	-	$0.066	3/26/2027
	3/10/2021	275,000	25,000	-	$0.116	3/9/2028
	4/18/2022	50,000	-	-	$0.0584	4/17/2029
	4/18/2023	50,000	-	-	$0.0397	4/17/2030

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information, as of December 31, 2023, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group.

Security Ownership of Certain Beneficial Owners

The following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner	Number and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1345 Specialty Dr. #E Vista, CA 92081	9,860,415(1) (2)	44.89%

As of April 12, 2024, there are 21,948,091 shares of common stock outstanding.

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

(1)Consists of 8,413,192 shares of common stock owned beneficially and of record directly, currently vested options to purchase 1,430,556 shares of common stock, and options to purchase 16,667 shares of common stock which Mr. Funk currently has or will have within 60 days the right to acquire pursuant to stock options.

(2)Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

Security Ownership of Management

The following table sets forth the number of securities and nature of beneficial ownership of any class of our voting securities held by all of Omnitek’s current directors and executive officers.

Title of Class	Name and Address of Beneficial Owner	Number and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1345 Specialty Dr. #E Vista, CA 92081	9,860,415(1) (2)	44.89%

Common Stock	Gary S. Maier 1345 Specialty Dr. #E Vista, CA 92081	461,500(3)	2.10%

Common Stock	John M. Palumbo 1345 Specialty Dr. #E Vista, CA 92081	499,820(4)	2.28%

Common Stock	Directors and Executive Officers as a Group (3 persons)	10,821,735	49.27%

As of April 9, 2024, there are 21,948,091 shares of common stock outstanding.

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

(1)Consists of 8,413,192 shares of common stock owned beneficially and of record by Mr. Funk directly, currently vested options to purchase 1,430,556 shares of common stock, and options to purchase 16,667 shares of common stock which Mr. Funk currently has or will have within 60 days the right to acquire pursuant to stock options.

(2)Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

(3)Consists of 111,500 shares of common stock owned beneficially and of record by Mr. Maier directly, and currently vested options to purchase 350,000 shares of common stock. Does not include 10,000 shares of common stock held by Mr. Maier’s spouse.

(4)Consists of 149,820 shares of common stock owned beneficially and of record by Mr. Palumbo directly, and currently vested options to purchase 350,000 shares of common stock.

Changes in Control

To the best of Omnitek’s knowledge, there are no present arrangements or pledges of Omnitek’s securities, which may result in a change in control.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,745,556(1)	$0.25	3,734,444(2)

Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	2,745,556	$0.25	3,734,444

(1)Of these shares, 1,600,000 options are outstanding under the 2017 Plan and 1,145,556 options are outstanding under the 2015 Plan.

(2)Represents 3,400,000 shares available for issuance under the 2017 Plan and 334,444 shares available for issuance under the 2015 Plan. No new awards will be granted under the 2011 Plan.  Shares available under the 2015 Plan may be used for any type of award authorized in that plan, including stock options, stock appreciation rights, and full-value awards.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On June 4, 2021, the Company issued an unsecured convertible promissory note for $30,000 to its CEO. Simple interest at the rate of 8% per annum accrues on the unpaid principal balance of the note. The note calls for monthly installment payments of $1,050 commencing on July 4, 2021. The unpaid principal and accrued interest were due and payable on or before June 4, 2023. On the maturity date, June 4, 2023, the lender elected to transfer the unpaid principal balance of $7,940 to the Working Capital Promissory Note.

On January 19, 2017, the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2018. The maturity date of the note was extended annually for additional one-year periods, with a current due date of January 19, 2024. On September 15, 2023, the lender elected to transfer the unpaid principal balance of $15,000 to and consolidate the balance with the Working Capital Promissory Note.

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. On December 14, 2021, the maturity date of convertible promissory note was extended for an additional period of three months until March 4, 2022. Subsequently the maturity date was extended for additional periods to June 4, 2022, September 4, 2022, December 4, 2022, June 4, 2023 and December 4, 2023. On December 4, 2024 the Company made a payment of $10,000 reducing the outstanding balance to $10,000 and also extended the note until December 4, 2024. The note has a conversion feature, wherein, at the maturity date, the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of September 30, 2023.

As of December 31, 2023, and December 31, 2022, Convertible Notes – Related Party consisted of the following:

	December 31, 2023	December 31, 2022
Convertible Notes payable, related parties	$10,000	$32,827
Less current portion	(10,000)	(32,827)
Total	$-	-

On April 18, 2023, in consideration for their services as directors, the Company granted (a) to each of our independent directors, Messrs. Gary S. Maier and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan to purchase 50,000 shares of common stock, at an exercise price of $0.0361, representing 100% of the closing price of the common stock of the Corporation as of such date, and (b) to director Werner Funk, a Non-Qualified Stock Option pursuant to purchase 50,000 shares of common stock, at an exercise price of $0.0397, representing 110% of the closing price of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

Director Independence

The Board has determined that two of Omnitek’s Directors, Messrs. Gary S. Maier, and John M. Palumbo, have met the independence requirements based upon the application of objective categorical standards adopted by the Board. In making a determination regarding a Director’s independence, the Board considers all relevant facts and circumstances, including the Director’s commercial, banking, consulting, legal, accounting, charitable and familial relationships and such other criteria as the Board may determine from time to time.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2023, we incurred $54,643 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2023.

During the fiscal year ended December 31, 2022, we incurred $44,077 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2022.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2023, and 2022, for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2023, and 2022, for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $3,250 and $3,250, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2023, and 2022, for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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
101**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

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

Dated: April 15, 2024
By: Werner Funk
Its: President and Secretary,
CEO, Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 15, 2024
Werner Funk, Director

Dated: April 15, 2024	/s/ Gary S. Maier
Gary Maier, Director

Dated: April 15, 2024	/s/ John M. Palumbo
John M. Palumbo, Director

OMNITEK ENGINEERING CORP.

FINANCIAL STATEMENTS

December 31, 2023 and 2022

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Omnitek Engineering Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Omnitek Engineering Corp. (the “Company”) as of December 31, 2023, the related Statement of operations, changes in stockholders’ deficit and cash flow, for the year ended December 31, 2023, and the related notes (collectively referred to as the " financial statements"). In our opinion, the financial statement present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the result of its operations and its cash flow for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the entity’s ability to continue as going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a negative working capital of $1,096,991 and accumulated deficit of $21,860,347 as of December 31, 2023. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The Critical Audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financials statements, taken as whole, and we are not, by communicating the critical audit matters below, providing separate audit opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Inventory obsolescence

Description of the Matter:

As described in Note 2 to the financial statements, the Company’s inventories are valued at the lower of cost or net realizable value, determined on an average cost basis. The Company also determines a reserve for slow moving and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which consider historical usage, known trends, inventory age, and market conditions. At December 31, 2023, the approximate balance of inventory and inventory reserves were $1,293,716 and $922,878 respectively.

We identified the reserve for slow moving and obsolete inventory as a critical audit matter, because of the significant judgment by management in estimating the slow moving and out of date inventory reserve, and the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the reasonableness of the significant assumptions used in developing the reserve.

How we addressed the matter in our Audit.

Our audit procedures related to the following:

•We evaluated the reasonableness of the significant assumptions used by management.

•We tested the accuracy and relevance of the management's estimates of slow-moving inventory.

•We tested the calculations and application of management’s methodologies related to the valuation estimates of slow-moving inventory.

•We evaluated the impact of the allowance/write back of inventory reserve recorded in the financial statements

Mercurius & Associates LLP

(Formerly known as AJSH & Co LLP)

We have served as the Company’s auditor since 2023.

New Delhi, India

April 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Omnitek Engineering Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Omnitek Engineering Corp. (“the Company”) as of December 31, 2022, the related statements of operations, cash flows, and stockholders’ deficit for the year ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2010.

Draper, UT

April 17, 2023

OMNITEK ENGINEERING CORP.

Balance Sheets

	December 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS
Cash	$73,703	$56,379
Accounts receivable, net	12,233	10,180
Accounts receivable - related parties	1,304	2,252
Inventories, net	370,838	543,353
Deposits	24,443	7,657
Total Current Assets	482,521	619,821

PROPERTY & EQUIPMENT, net	5,667	7,412

OTHER ASSETS
Operating lease – right-of-use asset	345,459	472,342
Long-term deposit	13,514	13,514
Total Long-Term Assets	364,640	493,268

TOTAL ASSETS	$847,161	$1,113,089

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$323,236	$353,591
Accrued management compensation	635,158	635,158
Accounts payable - related parties	131,285	127,192
Notes payable - related parties	37,940	15,000
Convertible notes payable – related party	10,000	32,827
Customer deposits	310,025	231,418
Operating lease liabilities - current	131,868	118,756
Total Current Liabilities	1,579,512	1,513,942

LONG-TERM LIABILITIES
Loans payable – SBA	199,000	199,000
Operating lease liabilities – long-term	254,339	386,207
Total Long-term Liabilities	453,339	585,207
Total Liabilities	2,032,851	2,099,149

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,948,091 shares, respectively issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,067,571	12,051,795
Accumulated deficit	(21,860,347)	(21,644,941)
Total Stockholders' Deficit	(1,185,690)	(986,060)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$847,161	$1,113,089

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022

REVENUES	$1,055,314	$1,070,787
COST OF GOODS SOLD	644,660	649,427

GROSS MARGIN	410,654	421,360

OPERATING EXPENSES

General and administrative	537,473	526,836
Research and development	67,576	66,444
Depreciation and amortization	1,745	2,500

Total Operating Expenses	606,794	595,780

LOSS FROM OPERATIONS	(196,140)	(174,420)

OTHER INCOME (EXPENSE)

Allowance for obsolete inventory	(84,068)	-
Reversal of allowance for obsolete inventory	88,945	-
Interest expense	(23,343)	(21,489)

Total Other Income (Expense)	(18,466)	(21,489)

LOSS BEFORE INCOME TAXES	(214,606)	(195,909)
INCOME TAX EXPENSE	800	800

NET LOSS	$(215,406)	$(196,709)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC	21,948,091	21,948,091
- FULLY DILUTED	21,948,091	21,948,091
The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(215,406)	$(196,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	1,745	2,500
Options and warrants issued for services	15,776	18,341
Write-off of contract asset	-	13,221
Amortization of ROU asset	126,883	127,261
Inventory reserve	(4,877)	(3,980)
Changes in operating assets and liabilities:
Accounts receivable	(2,053)	(625)
Operating lease liability	(118,756)	(106,149)
Accounts receivable–related parties	948	(2,252)
Deposits	(16,786)	(3,427)
Inventory	177,392	177,671
Accounts payable and accrued expenses	(30,355)	(19,304)
Customer deposits	78,607	60,548
Contract liability	-	(75,000)
Accounts payable-related parties	4,093	2,720
Accrued management compensation	-	14,423
Net Cash Provided by (Used in) Operating Activities	17,211	9,239
INVESTING ACTIVITIES
Purchase of fixed assets	-	(1,445)
Net Cash Used in Investing Activities	-	(1,445)
FINANCING ACTIVITIES
Proceeds (payments on) from related party payable	113	(11,089)
Net Cash Provided by (Used in) Financing Activities	113	(11,089)

NET CHANGE IN CASH	17,324	(3,295)
CASH AT BEGINNING OF YEAR	56,379	59,674
CASH AT END OF YEAR	$73,703	$56,379
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$27,537	$17,713
Income taxes	$800	$800

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	21,948,091	$8,607,086	$12,033,454	$(21,448,232)	$(807,692)

Value of options and warrants
issued for services	-	-	18,341	-	18,341

Net income for the year ended
December 31, 2022	-	-	-	(196,709)	(196,709)

Balance, December 31, 2022	21,948,091	$8,607,086	$12,051,795	$(21,644,941)	$(986,060)

Value of options and warrants
issued for services	-	-	15,776	-	15,776

Net income for the year ended
December 31, 2023	-	-	-	(215,406)	(215,406)

Balance, December 31, 2023	21,948,091	$8,607,086	$12,067,571	$(21,860,347)	$(1,185,690)
The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2023, and 2022

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

Omnitek Engineering, Corp. (“Omnitek” or “the Company”) was incorporated on October 9, 2001 under the laws of the State of California. Omnitek develops and sells proprietary technology to convert diesel engines to an alternative fuel, new gaseous fuel engines, and complementary products. Omnitek products are available for stationary applications and the global transportation markets, which includes light commercial vehicles, minibuses, heavy-duty trucks, municipal buses, as well as rail and marine applications. The technology can be applied for compressed natural gas (“CNG”), liquefied natural gas (“LNG”), renewable natural gas (“Biogas” or “RNG”), or Hydrogen (“H2”), as well as liquid petroleum gas (“Propane” or LPG”). Omnitek began operations on October 10, 2001, and was a spin-off from Nology Engineering, Inc.

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

d.       Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful accounts for the years ended December 31, 2023, and 2022, was $0 and $0, respectively. Additionally, bad debt expense for the years ended December 31, 2023, and 2022, was $0 and $0, respectively.

e.       Inventories

Inventories are stated at the lower of cost or market value, cost determined on an average cost basis. Market value for raw materials is based on replacement costs. Inventory costs include material, labor and manufacturing overhead. The Company reviews inventories on hand at least annually and records provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and product expiration.

f.       Long-Lived Assets

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances would indicate that there may be an impairment. The Company compares the estimated undiscounted future cash flows to

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2023, and 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

the carrying value of the long-lived assets to determine if an impairment has occurred. In the event that an impairment has occurred, the Company will recognize the impairment immediately. No impairment expense was recognized as of December 31, 2023, or 2022.

g.       Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated on the straight-line method over the shorter of the lease term or the estimated useful lives of the assets ranging from three- to- five years.

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

Performance Obligations Satisfied Over Time

Revenues for Omnitek’s long-term contracts that satisfy the criteria for over time recognition (formerly known as percentage-of-completion method) is recognized as the work progresses. The majority of the revenue is derived from long-term engine development agreements that typically span between 12 to 24 months. Omnitek’s long-term contracts will continue to be recognized over time because our typical contract is for a customized asset with no alternative use and generally the Company has a right to payment for work completed to date. Under the new revenue standard, the cost-to-cost measure of progress continues to best depict the transfer of control of assets to the customer, which occurs as the Company incurs costs. Contract costs include labor and material. Revenue from products and services transferred to customers over time accounted for 0% and 0% of revenue for the years ended December 31, 2023, and 2022, respectively.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2023, and 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the years ended December 31, 2023, and 2022, respectively.

Assurance-type warranties are the only warranties provided by the Company and, as such, Omnitek does not recognize revenue on warranty-related work. Omnitek generally provides a one-year warranty for products that it sells. Warranty claims historically have been insignificant.

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	December 31,			December 31,
		2023			2022
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$342,146	-	342,146	$376,453	-	376,453
International	713,168		713,168	694,334		694,334
	$1,055,314		1,055,314	$1,070,787		1,070,787

Filters	528,917	-	528,917	520,386	-	520,386
Components	526,397	-	526,397	549,581	-	549,581
Engineering Services	-		-	820		820
	$1,055,314		1,055,314	$1,070,787		1,070,787

i.       Cost of Goods Sold

The Company includes product costs (i.e., material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of goods sold.

j.       Research and Development

The Company expenses the costs of researching and developing its products during the period incurred. During the years ended December 31, 2023, and 2022, the Company incurred research and development expenses of $67,576 and $66,444, respectively.

k.       Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended December 31, 2023, and 2022, the Company expensed $-0- and $-0-, respectively.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2023, and 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

m.       Basic and Diluted Loss Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,720,556 and 3,207,222 stock options and warrants that would have been included in the fully diluted earnings per share computation as of December 31, 2023 and 2022, respectively. However, in 2023, the common stock equivalents were not included in the loss per share computation because they are anti-dilutive.

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

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2023, and 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

p.       Concentration of Risks

Customers

During the year ended December 31, 2023, eight customers accounted for approximately 91% of sales.

During the year ended December 31, 2022, eight customers accounted for approximately 81% of sales.

Suppliers

During the year ended December 31, 2023, four suppliers accounted for 78% of products purchased.

During the year ended December 31, 2022, four suppliers accounted for 82% of products purchased.

q.       Liquidity and Going Concern

Historically, the Company has incurred net losses and positive cash flows from operations. As of December 31, 2023, the Company had an accumulated deficit of $21,860,347 and total stockholders’ deficit of $1,185,690. At December 31, 2023, the Company had current assets of $482,521 including cash of $73,703, and current liabilities of $1,579,512, resulting in negative working capital of $1,096,991.  For 2023, the Company reported a net loss of $215,406 and net cash provided by operating activities of $17,211.  Management believes that based on its operating plan, the projected sales for 2024, combined with funds available from its working capital, will be sufficient to fund operations for the next twelve months from the date these financial statements were issued. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

r.       Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements, and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 3 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. By contrast, the Contract Liabilities account (see Note 4) relates to long-term contracts where revenue is recognized over the term of the contract. For the periods ended December 31, 2023 and December 31, 2022, the balance due under customer deposits was $310,025 and $231,418, respectively.

NOTE 4 – CONTRACT ASSETS AND LIABILITIES

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the balance sheet. For Omnitek’s long-term contracts, amounts are generally billed as work progresses in accordance with agreed-upon contractual terms. As of December 31, 2023, the company had no long-term contract liabilities.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2023, and 2022

NOTE 5 – OPERATING LEASE

The Company’s lease consists of an operating lease for general office space and warehouse facilities. The Company recognizes rent expense for this lease on a straight-line basis over the lease term. Because the lease does not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at the lease Commencement Date in determining the present value of future lease payments.

On June 3, 2021, the Company entered into a lease for the premises located at 1345 Specialty Drive #E, Vista, CA, containing approximately 11,751 square feet of rentable area. The lease commenced on July 1, 2021, and expires on June 30, 2026. The monthly base rent under the lease is $9,988 per month and monthly operating expenses during the term of the lease, subject to adjustment under the lease, is $1,175 per month. On Commencement Date, the Company recognized a ROU asset of $653,701 and a lease liability of $652,350.

During the year ended December 31, 2023, cash paid for amounts included in the measurement of operating lease liabilities was $118,756 and the Company recorded operating lease expenses included in operating expenses of $43,298 and cost of sales of $105,864, for a total of $149,162.

Supplemental balance sheet information related to leases as of December 31, 2023 was as follows:

Operating leases:
Operating lease right-of-use-assets	345,459
Operating lease liabilities - current	131,868
Operating lease liabilities – long-term	254,339
Incremental borrowing rate:
Operating leases	4.94%

As of December 31, 2023, maturities of operating lease liabilities were as follows:

Years ending December 31,
2023	-
2024	148,074
2025	176,268
Thereafter	88,134
Total lease payments	412,476
Less: Imputed interest	(26,269)
Total lease liability	386,207
Less: current lease liability	(131,868)
Long-term lease liability	$254,339

NOTE 6 – INVENTORIES

Inventories are located in Vista, California and at December 31, 2023, and 2022, consisted of the following:

	December 31,	December 31,
	2023	2022
Raw materials	$799,642	$836,833
Finished goods	494,074	634,275
Total	$1,293,716	$1,471,108
Allowance for obsolete inventory
Opening allowance	927,755	931,735
Additional allowance created during the Year	84,068
Earlier year allowance write back	(88,945)	(3,980)
Closing allowance	922,878	927,755
Total	$370,838	$543,353

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2023, and 2022

NOTE 6 – INVENTORIES (continued)

The Company has established an allowance for obsolete inventory. The net change in obsolete inventory was a decrease of $4,877 and $3,980, for the years ended December 31, 2023, and December 31, 2022, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at December, 2023, and 2022, consisted of the following:

	December 31,	December 31,
	2023	2022
Production equipment	$68,456	$68,456
Leasehold Improvements	4,689	4,689
Less: accumulated depreciation	(67,478)	(65,733)
Total	$5,667	$7,412

Depreciation expense for the years ended December 31, 2023, and 2022, was $1,745 and $2,500, respectively.

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

Convertible Notes – Related Parties

On June 4, 2021, the Company issued an unsecured convertible promissory note for $30,000 to its CEO. Simple interest at the rate of 8% per annum accrues on the unpaid principal balance of the note. The note calls for monthly installment payments of $1,050 commencing on July 4, 2021. The unpaid principal and accrued interest was due and payable on or before June 4, 2023. On the maturity date, June 4, 2023, the lender elected to transfer the unpaid principal balance of $7,940 to the Working Capital Promissory Note.

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. On December 14, 2021, the maturity date of convertible promissory note was extended for an additional period of 3 months until March 4, 2022. Subsequently the maturity date was extended for additional periods to June 4, 2022, September 4, 2022, December 4, 2022, June 4, 2023 and December 4, 2023. On December 4, 2023 the Company made a payment of $10,000 reducing the outstanding balance to $10,000 and also extended the note until December 4, 2024. The note has a conversion feature, wherein, at the maturity date, the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of December 31, 2023.

As of December 31, 2023, and December 31, 2022, Convertible Notes – Related Party consisted of the following:

	December 31, 2023	December 31, 2022
Convertible Notes payable, related parties	$10,000	$32,827
Less current portion	(10,000)	(32,827)
Total	$-	-

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2023, and 2022

NOTE 8 – NOTES PAYABLE – RELATED PARTIES (continued)

Notes Payable – Related Party

On January 19, 2017, the Company issued a promissory note for $15,000 to a related party. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2018. The maturity date of the note was extended annually for additional one-year period, with a current due date of January 19, 2024. On September 15, 2023, the lender elected to transfer the unpaid principal balance of $15,000 to the Working Capital Promissory Note.

On March 23, 2023, the Company issued a Working Capital Promissory Note, in favor of its CEO, evidencing the additional loans to the Company by the CEO, with an Initial Principal Balance of $20,000, and to evidence any future additional loans by the CEO to the Company thereafter. Pursuant to the terms of the note, the unpaid principal and accrued simple interest at the rate of 8.0% per annum (“Applicable Rate”) shall be due and payable on or before March 22, 2024, (the “Maturity Date”). The principal amount of the note shall be increased by the amount of any additional advances of funds made by the CEO to the Company, from time-to-time, with interest thereon at the applicable Rate, from the date of such advance.

As of December 31, 2023, and December 31, 2022 Note Payable – Related Party consisted of the following:

	December 31, 2023	December 31, 2022
Note payable, related party, current portion	$37,940	$15,000
Total	$37,940	$15,000

NOTE 9 – DEBT

Loans payable – SBA Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing May 21, 2022 (i.e., twenty-four (30) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. As of December 31, 2023, accrued interest was $12,020. Current monthly payments are applied to the accrued interest. The obligations under the Loan Authorization and Agreement, and the Note shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of December 31, 2023, and December 31, 2022, Debt consisted of the following:

	December 31,	December 31,
	2023	2022
Loan payable – SBA EIDL	$199,000	$199,000
Less current portion	-	-
Total	$199,000	$199,000

As of December 31, 2023 accrued interest was $12,020.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2023, and 2022

NOTE 10 – COMMITMENTS

As of December 31, 2023, and 2022, the Company had outstanding purchase commitments for inventory totaling $195,606 and $188,946, respectively. Of these amounts, the Company had prepayments of $23,113 as of December 31, 2023, and $7,657 as of December 31, 2022, and had commitments for future cash outlays for inventory totaling $172,493 and $181,289, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties and purchases goods and services from related parties. As of December 31, 2023, the Company owed two board members for such services $129,950 and a board member’s company for such goods in the amounts of $1,335.

Accounts Receivable – Related Parties

As of December 31, 2023, and December 31, 2022, the Company was owed $1,304 and $2,252, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Expenses

During the periods ended December 31, 2023, and December 31, 2022, the Company’s president was due amounts for services performed for the Company. As of December 31, 2023, and December 31, 2022 the accrued management fees consisted of the following:

	December 31, 2023	December 31, 2022
Amounts due to the president	$635,158	$635,158
Total	$635,158	$635,158

NOTE 12 – STOCKHOLDERS’ EQUITY

Options and Warrants

The Company has no warrants outstanding.

On April 14, 2023, options to purchase 570,000 shares of common Stock at an exercise price of $0.286 per share, and options to purchase 150,000 shares of common Stock at an exercise price of $0.26 per share, expired.

During the years ended December 31, 2023, and 2022, the Company granted 150,000 and 150,000 options for services, respectively. During the years ended December 31, 2023, and 2022, respectively, the Company recognized expenses of $15,776 and $18,341 related to options that vested during the years, pursuant to ASC Topic 718. The total remaining amount of compensation expense to be recognized in future periods is $1,963.

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015, Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2023, and 2022

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

at its discretion. As of December 31, 2023, the Company had a total of 1,145,556 options issued under the plan. In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2023, the Company had a total of 1,600,000 options issued under the plan. During the year ended December 31, 2023, and 2022, the Company issued -0- and -0- warrants, respectively.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	December 31, 2023	December 31, 2022
Expected volatility	206%	207%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	3.63%	2.95%

A summary of the status of the options granted at December 31, 2023 and December 31, 2022 and changes during the years then ended is presented below:

	December 31, 2023		December 31, 2022
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	3,265,556	$0.15	3,290,556	$0.19
Granted	150,000	0.04	150,000	0.05
Exercised	-	-	-	-
Expired or cancelled	(670,000)	0.28	(175,000)	0.77
Outstanding at end of year	2,745,556	0.11	3,265,556	0.15
Exercisable	2,720,556	$0.11	3,140,556	$0.15

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2023, and 2022

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the options outstanding at December 31, 2023 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-1.00	2,745,556	2.04 years	2,720,556	$0.11

A summary of the status of the options outstanding at December 31, 2022 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01 - 1.00	3,265,556	2.28 years	3,140,556	$0.15

NOTE 13 – INCOME TAXES

The provision for income taxes for the year ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$-	$-
Deferred	-	-
State
Current	$800	$800
Deferred	-	-
Income tax expense	$800	$800

Net deferred tax assets consist of the following components as of December 31, 2023, and 2022:

	December 31,	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryover	$8,035,407	$7,839,147
Research and development carry forward	131,088	131,088
Inventory reserve	221,491	222,661
Allowance for doubtful accounts	3,600	3,600
Warranty allowance	3,068	3,068
Accrued compensation	152,438	152,438
Deferred tax liabilities:
Depreciation	(34,482)	(34,066)
Valuation allowance	(8,512,610)	(8,317,935)
Net deferred tax asset	$-	$-

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2023, and 2022

NOTE 13 – INCOME TAXES (continued)

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rate of 24% as of December 31, 2023 and December 31, 2022 to pretax income from continuing operations for the year ended December 31, 2023 and 2022 due to the following:

	December 31,	December 31,
	2023	2022
Book income (loss)	$(51,697)	$(47,210)
Meals and entertainment	-	-
State tax deduction	-	-
Deferred rent	-	-
Stock/Options for services	3,786	4,402
Officer’s life ins premium	260	797
Depreciation	416	590
Accrued compensation	-	3,462
Inventory reserve	(1,170)	(955)
Valuation allowance	97,611	78,629
Net operating of carryover	(48,406)	(38,915)
Income Tax Expense	$800	$800

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

At December 31, 2023, the Company had net operating loss carry forwards of approximately $8,035,407 through 2034.  No tax benefit has been reported in the December 31, 2023, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – CONTINGENT LIABILITY

On September 16, 2022 the Company received a Summons and was named as a cross-defendant in the matter of Olson-Ecologic Engine Testing Laboratories, LLC -v- Michael Naylor, Omnitek Engineering Corp., and Moto Concerto, Inc., filed in the Superior Court of the State of California, County of Orange, Central Justice Center, Case No. 30-2020-01171344. Olson-Ecologic Engine Testing Laboratories, LLC filed the cross-complaint in response to the original complaint filed by Michael Naylor against Olson-Ecologic Engine Testing Laboratories. Omnitek served as a subcontractor to Olson-Ecologic who received a grant in May 2017 from the California Energy Commission. In October 2017, very early in the project and before completion of the project, which was to run into 2020, Olson-Ecologic advised Omnitek that the California Energy Commission had terminated the project. In the cross-complaint Olson-Ecologic alleges that Omnitek participated with Mr. Naylor in overcharging Olson-Ecologic, however, Olson-Ecologic does not provide a specific statement of facts or actions of what Omnitek allegedly did. Olson-Ecologic’s cross-complaint and allegations against Omnitek are without merit and Omnitek will vigorously defend the cross-complaint. As of the time of this report there are no new developments as the case was continued to May 6, 2024.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2023, and 2022

NOTE 15 – SUBSEQUENT EVENTS

The Company reports no subsequent events through the date these financial statements were issued.

None