Form 10-Q
period 2024-03-31
Omnitek Engineering Corp
filed 2024-05-17
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2024

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
N/A

As of May 17, 2024, the Registrant had 21,948,091 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$20,204	$73,703
Accounts receivable, net	17,301	12,233
Accounts receivable – related parties	1,325	1,304
Inventories, net	326,637	370,838
Deposits	161,258	24,443
Total Current Assets	526,725	482,521

LONG-TERM ASSETS
Property & Equipment, net	5,230	5,667
Operating lease – right-of-use asset	312,813	345,459
Long-term deposit	13,514	13,514
Total Long-Term Assets	331,557	364,640

TOTAL ASSETS	$858,282	$847,161
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$326,055	$323,236
Accrued management compensation	638,042	635,158
Accounts payable - related parties	132,520	131,285
Notes payable - related parties	37,940	37,940
Convertible notes payable – related party	10,000	10,000
Customer deposits	409,318	310,025
Operating lease liabilities - current	142,347	131,868
Total Current Liabilities	1,696,222	1,579,512
LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	199,000	199,000
Operating lease liabilities – long-term	213,245	254,339
Total Long-term Liabilities	412,245	453,339
Total Liabilities	2,108,467	2,032,851

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,948,091 shares, respectively issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,069,534	12,067,571
Accumulated deficit	(21,926,805)	(21,860,347)
Total Stockholders' Deficit	(1,250,185)	(1,185,690)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$858,282	$847,161

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations (unaudited)

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

REVENUES	$237,077	$225,204
COST OF GOODS SOLD	153,358	130,418
GROSS MARGIN	83,719	94,786

OPERATING EXPENSES

General and administrative	126,045	130,730
Research and development	18,471	17,939
Depreciation and amortization	436	436

Total Operating Expenses	144,952	149,105

LOSS FROM OPERATIONS	(61,233)	(54,319)

OTHER INCOME (EXPENSE)

Interest expense	(5,225)	(5,531)
Forgiveness of debt	-	-

Total Other Income (Expense)	(5,225)	(5,531)

LOSS BEFORE INCOME TAXES	(66,458)	(59,850)
INCOME TAX EXPENSE	-	-

NET LOSS	$(66,458)	$(59,850)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	21,948,091	21,948,091

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2024	March 31, 2023
OPERATING ACTIVITIES
Net income (loss)	$(66,458)	$(59,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	436	436
Stock option expense	1,963	2,562
Inventory reserve	874	-
Amortization of ROU asset	32,646	31,174
Changes in operating assets and liabilities:
Accounts receivable	(5,068)	(4,556)
Accounts receivable–related parties	(21)	1,073
Deposits	(136,814)	3,427
Inventory	43,327	40,124
Accounts payable and accrued expenses	2,819	10,053
Customer deposits	99,293	(2,100)
Operating lease liability	(30,615)	(29,143)
Accounts payable-related parties	1,235	1,773
Accrued management compensation	2,884	2,884
Net cash provided by (used in) operating activities	(53,499)	(2,142)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable – related party	-	20,000
Payments on related party note payable	-	(2,916)

Net cash provided by (used in) financing activities	-	17,084

NET CHANGE IN CASH	(53,499)	14,942
CASH AT BEGINNING OF YEAR	73,703	56,379

CASH AT END OF PERIOD	$20,204	$71,321
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$5,307	$5,796

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit (unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	21,948,091	$8,607,086	$12,067,571	$(21,860,347)	$(1,185,690)

Value of options and warrants
issued for services	-	-	1,963		1,963

Net loss for the three months ended
March 31, 2024	-	-		(66,458)	(66,458)

Balance, March 31, 2024	21,948,091	$8,607,086	$12,069,534	$(21,926,805)	$(1,250,185)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	21,948,091	$8,607,086	$12,051,795	$(21,644,941)	$(986,060)

Value of options and warrants
issued for services	-	-	2,562		2,562

Net loss for the three months ended
March 31, 2023	-	-		(59,850)	(59,850)

Balance, March 31, 2023	21,948,091	$8,607,086	$12,054,357	$(21,704,791)	$(1,043,348)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2024
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2024, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2023, audited financial statements.  The results of operations for the periods ended March 31, 2024, and March 31, 2023, are not necessarily indicative of the operating results for the full years.

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

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2024
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Assurance-type warranties are the only warranties provided by the Company and, as such, Omnitek does not recognize revenue on warranty-related work. Omnitek generally provides a one-year warranty for products that it sells. Warranty claims historically have been insignificant.

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	For the three months ended		For the three months ended
	March 31, 2024		March 31, 2023
Segments	Consumer Products	Total	Consumer Products	Total
Domestic	$80,409	80,409	$90,319	90,139
International	156,668	156,668	134,885	134,885
	$237,077	237,077	$225,204	225,204

Filters	$68,388	68,388	$155,418	155,418
Components	168,689	168,689	69,291	69,291
Engineering Services	-	-	495	495
	$237,077	237,077	$225,204	225,204

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

Location : Vista, CA	March 31,	December 31,
	2024	2023
Raw materials	$782,652	$799,642
Finished goods	467,737	494,074
Total	$1,250,389	$1,293,716
Allowance for obsolete inventory
Opening allowance	922,878	927,755
Additional allowance	874	84,068
Earlier year allowance write back	0	(88,945)
Closing allowance	923,752	922,878
Total	$326,637	$370,838

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $0.00 and $0.00, for the periods ended March 31, 2024, and March 31, 2023, respectively.

Property and Equipment

Property and equipment at March 31, 2024, and December 31, 2023, consisted of the following:

	March 31,	December 31,
	2024	2023
Production equipment	$68,456	$68,456
Leasehold Improvements	4,689	4,689
Less: accumulated depreciation	(67,915)	(67,478)
Total	$5,230	$5,667

Depreciation expense for the periods ended March 31, 2024, and March 31, 2023, was $436 and $436, respectively.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2024
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 1,890,000 and 2,720,556 stock options and warrants that would have been included in the fully diluted earnings per share as of March 31, 2024, and March 31, 2023, respectively.  However, the common stock equivalents were not included in the computation because they are anti-dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2024, and December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of March 31, 2024, the Company had an accumulated deficit of $21,926,805 and total stockholders’ deficit of $1,250,185.  At March 31, 2024, the Company had current assets of $526,725 including cash of $20,204, and current liabilities of $1,696,222, resulting in negative working capital of $(1,169,497). For the three months ended March 31, 2024, the Company reported a net loss of $66,458 and net cash used in operating activities of $53,499. Management believes that based on its operating plan, the projected sales for 2024, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2024
(unaudited)

NOTE 3 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. By contrast, the Contract Liabilities account relates to long-term contracts where revenue is recognized over the term of the contract. For the periods ended March 31, 2024 and December 31, 2023, the balance due under customer deposits was $409,318 and $310,025, respectively.

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

During the quarter ended March 31, 2024, cash paid for amounts included in the measurement of operating lease liabilities was $35,259 and the Company recorded operating lease expenses included in operating expenses of $37,290.

Future minimum payments for monthly base rent due under the initial lease term are currently estimated to be as follows:

Years ending December 31,
2024 (remaining)	112,815
2025	176,268
2026	88,134
Total lease payments	$377,217
Less: Imputed interest	(21,625)
Total lease liability	355,592
Less: current lease liability	(142,347)
Long-term lease liability	$213,245

Weighted average discount rate:
Operating leases	4.94%

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2024
(unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties for purchases of goods and services from related parties. As of March 31, 2024, and December 31, 2023, the Company owed a related parties for such goods and services in the amounts of $132,520 and $131,285, respectively.

Accounts Receivable – Related Parties

As of March 31, 2024, and December 31, 2023, the Company was owed $1,325 and $1,304, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Compensation

For the periods ended March 31, 2024, and December 31, 2023, the Company’s president was due amounts for services performed for the Company.

As of March 31, 2024, and December 31, 2023, the accrued management fees consisted of the following:

	March 31,	December 31,
	2024	2023
Amounts due to the Company’s CEO	$638,042	$635,158
Total	$638,042	$635,158

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

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. On December 14, 2021, the maturity date of convertible promissory note was extended for an additional period of 3 months until March 4, 2022. Subsequently the maturity date was extended for additional periods to June 4, 2022, September 4, 2022, December 4, 2022, June 4, 2023 and December 4, 2023. On December 4, 2023 the Company made a payment of $10,000 reducing the outstanding balance to $10,000 and also extended the note until December 4, 2024. The note has a conversion feature, wherein, at the maturity date, the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of March 31, 2024.

As of March 31, 2024 and December 31, 2023 Convertible Notes – Related Party consisted of the following:

	March 31, 2024	December 31, 2023
Convertible Note payable, related parties	$10,000	$10,000
Less current portion	(10,000)	$(10,000)
Total	$-	$-

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2024
(unaudited)

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

On March 23, 2023, the Company issued a Working Capital Promissory Note, in favor of its CEO, evidencing the additional loans to the Company by the CEO, with an Initial Principal Balance of $20,000, and to evidence any future additional loans by the CEO to the Company thereafter. Pursuant to the terms of the note, the unpaid principal and accrued simple interest at the rate of 8.0% per annum (“Applicable Rate”) shall be due and payable on or before March 22, 2024, (the “Maturity Date”). The principal amount of the note shall be increased by the amount of any additional advances of funds made by the CEO to the Company, from time-to-time, with interest thereon at the applicable Rate, from the date of such advance. On March 22, 2024 the Maturity Date of the Working Capital Promissory Note was extended to March 23, 2026.

As of March 31, 2024, and December 31, 2023, Note Payable – Related Party consisted of the following:

	March 31,	December 31,
	2024	2023
Note payable, related party	$37,940	$37,940
Total	$37,940	$37,940

NOTE 7 – DEBT

Loans payable – SBA Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing May 21, 2022 (i.e., twenty-four (30) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. As of March 31, 2024, accrued interest was $10,970. Current monthly payments are applied to the accrued interest. The obligations under the Loan Authorization and Agreement, and the Note shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of March 31, 2024 and December 31, 2023, Debt consisted of the following:

	March 31,	December 31,
	2024	2023
Loan payable – SBA EIDL	$199,000	$199,000
Less current portion	-	-
Total	$199,000	$199,000

NOTE 8 – STOCKHOLDERS’ DEFICIT

Options and Warrants

The Company has no warrants outstanding.

During the three months ended March 31, 2024, and March 31, 2023, the Company granted -0- and -0- options for services, respectively. During the three months ended March 31, 2024, and March 31, 2023, the Company recognized expense of $1,963 and $2,562, respectively, for options that vested during the periods pursuant to ASC

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2024
(unaudited)

NOTE 8 - STOCKHOLDERS’ DEFICIT (Continued)

Topic 718. As of March 31, 2024, the total remaining amount of compensation expense to be recognized in future periods is $0.

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015, Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. On February 9, 2024, 855,556 option issued under the 2015 Plan expired. As of March 31, 2024, the Company has a total of 290,000 options issued under the 2015 Plan.

In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2024, the Company had a total of 1,600,000 options issued under the 2017 Plan. During the quarter ended March 31, 2024, the Company issued no options.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	March 31, 2024	March 31, 2023
Expected volatility	N/A	N/A
Expected dividends	N/A	N/A
Expected term	N/A	N/A
Risk-free interest rate	N/A	N/A

A summary of the status of the options granted at March 31, 2024, and December 31, 2023, and changes during the periods then ended is presented below:

	March 31, 2024		December 31, 2023
		Weighted- Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,745,556	$0.11	3,265,556	$0.15
Granted	-	-	150,000	0.04
Exercised	-	-	-	-
Expired or cancelled	(855,556)	0.18	(670,000)	0.28
Outstanding at end of period	1,890,000	0.08	2,745,556	0.11
Exercisable	1,890,000	0.08	2,720,556	0.11

A summary of the status of the options outstanding at March 31, 2024 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-1.00	1,890,000	2.67 years	1,890,000	0.08

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2024
(unaudited)

NOTE 9 - SUBSEQUENT EVENT

On April 25, 2024, in consideration for their services as independent directors, the Company granted to each of Messrs. Gary S. Maier and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan to purchase 50,000 shares of common stock at an exercise price of $0.0160, representing 100% of the closing price of the common stock of the Corporation as of April 24, 2024. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

Also on April 25, 2024, the Company granted to Werner Funk, President and CEO, a Non-qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 50,000 shares of common stock at any exercise price of $0.0176, representing 110% of the closing price of the common stock of the Corporation as of April 24, 2024. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

On May 3, 2024, the Company enter into new Employment Agreement with Mr. Funk. The term of the Employment Agreement shall be for a period of three (3) years which term would automatically renew for one additional year; Base Salary of $150,000 per year with such salary reviewed on an annual basis by the Board of Directors.

The Company also authorizes and grants to Mr. Funk a Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 300,000 shares of common stock, at an exercise price of $0.015 per share representing 110% of the closing price of the common stock as reported on the OTCBB as of the date of grant (i.e. May 3, 2024). One-thirty sixth (1/36) of the total number of shares subject to the Option shall vest and become exercisable at the end of each month following the Date of Grant on the same day of each month as the Date of Grant, so that all shares subject to the Options will be fully vested on the third anniversary of the Date of Grant. The Options will be exercisable for a period of seven (7) years from the Date of Grant will be incentive stock options to the extent permitted by applicable law.

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

Results of Operations

For the three months ended March 31, 2024 and March 31, 2023

Revenues were $237,077 for the three months ended March 31, 2024, compared with $225,204 for the three months ended March 31, 2023, an increase of $11,873.

For the three months ended March 31, 2024, total cost of goods sold was $153,358, for a gross margin of $83,719, compared with $130,418 and a gross margin of $94,786 for the three months ended March 31, 2023.

Gross margin as a percentage of sales for the three months ended March 31, 2024, was 35%, compared with 42% for the three months ended March 31, 2023. The change in gross margin was primarily due to inventory adjustments impacting cost of goods sold.

Operating expenses for the three months ended March 31, 2024, were $144,952 compared with $149,105 for the three months ended March 31, 2023, a decrease of $4,153. General and administrative expense for the three months ended March 31, 2024, was $126,045 compared with $130,730 for the three months ended March 31, 2023.  Major components of general and administrative expenses for the three months ended March 31, 2024, were professional fees of $13,975, rent expense of $10,825, and salary and wages of $57,030. This compares with professional fees of $21,875, rent expense of $10,959, and salary and wages of $56,040 for the three months ended March 31, 2023.  For the three months ended March 31, 2024, research and development outlays were $18,471, compared with $17,939 for the three months ended March 31, 2023.

Our net loss for the three months ended March 31, 2024, was $66,458, or ($0.00) per share, compared with a net loss of $59,850, or ($0.00) per share, for the three months ended March 31, 2023.  The increased net loss was primarily due to increased cost of goods sold.

Results for the three months ended March 31, 2024, reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $1,963, and depreciation and amortization of $436.  For the three months period ended March 31, 2023, non-cash expenses included options and warrants granted in the amount of $2,562, and depreciation and amortization of $436.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time, we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At March 31, 2024, our current liabilities totaled $1,696,222 and our current assets totaled $526,725, resulting in negative working capital of $1,169,497.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,926,805 at March 31, 2024.

Operating Activities

We realized a negative cash flow from operations of $53,499 for the three months ended March 31, 2024 compared with a negative cash flow of $2,142 during the three months ended March 31, 2023.

Included in the operating loss of $66,458 for the three months ended March 31, 2024, are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $1,963 and depreciation and amortization of $436. Additionally, the operating loss included general and administrative expenses of $126,045 and research and development expenses of $18,471.

Financing Activities

We realized $0.00 cash flow from financing activities for the three months ended March 31, 2024, compared to a positive cash flow of $17,084 for the three months ended March 31, 2023.

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

Inventory

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2024. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On September 16, 2022, the Company received a Summons and was named as a cross-defendant in the matter of Olson-Ecologic Engine Testing Laboratories, LLC -v- Michael Naylor, Omnitek Engineering Corp., and Moto Concerto, Inc., filed in the Superior Court of the State of California, County of Orange, Central Justice Center, Case No. 30-2020-01171344. Olson-Ecologic Engine Testing Laboratories, LLC filed the cross-complaint in response to the original complaint filed by Michael Naylor against Olson-Ecologic Engine Testing Laboratories. Omnitek served as a subcontractor to Olson-Ecologic who received a grant in May 2017 from the California Energy Commission. In October 2017, very early in the project and before completion of the project, which was to run into 2020, Olson-Ecologic advised Omnitek that the California Energy Commission had terminated the project.  In the cross-complaint Olson-Ecologic alleges that Omnitek participated with Mr. Naylor in overcharging Olson-Ecologic, however, Olson-Ecologic does not provide a specific statement of facts or actions of what Omnitek allegedly did. Olson-Ecologic’s cross-complaint and allegations against Omnitek are without merit and Omnitek will vigorously defend the cross-complaint. As of the time of this report there are no new developments as the case was continued to July 29, 2024.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Subsequent Events

On April 25, 2024, in consideration for their services as independent directors, the Company granted to each of Messrs. Gary S. Maier and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan to purchase 50,000 shares of common stock at an exercise price of $0.0160, representing 100% of the closing price of the common stock of the Corporation as of April 24, 2024. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

Also on April 25, 2024, the Company granted to Werner Funk, President and CEO, a Non-qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 50,000 shares of common stock at any exercise price of $0.0176, representing 110% of the closing price of the common stock of the Corporation as of April 24, 2024. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

On May 3, 2024, the Company entered into new Employment Agreement with Mr. Funk. The term of the Employment Agreement shall be for a period of three (3) years which term would automatically renew for one additional year; Base Salary of $150,000 per year with such salary reviewed on an annual basis by the Board of Directors.

On May 3, 2024, in conjunction with and pursuant to the Mr. Funk’s Employment, the Company also authorizes and grants to Mr. Funk a Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 300,000 shares of common stock, at an exercise price of $0.015 per share representing 110% of the closing price of the common stock as reported on the OTCBB as of the date of grant (i.e. May 3, 2024). One-thirty sixth (1/36) of the total number of shares subject to the Option shall vest and become exercisable at the end of each month following the Date of Grant on the same day of each month as the Date of Grant, so that all shares subject to the Options will be fully vested on the third anniversary of the Date of Grant. The Options will be exercisable for a period of seven (7) years from the Date of Grant will be incentive stock options to the extent permitted by applicable law.

The Company has evaluated all subsequent events through the date these financial statements were issued.

ITEM 6.  EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of March 31, 2024 and the audited balance sheet as of December 31, 2023, the condensed unaudited Statements of Operations for the three month periods ended March 31, 2024 and March 31, 2023, the condensed unaudited Statements of Cash Flows for the three month periods ended March 31, 2024 and March 31, 2023 and the condensed unaudited Statements of Stockholders’ Equity (Deficit) as of March 31, 2024 and March 31, 2023, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation(1)
3.2	Amended and Restated By-Laws Adopted July 12, 2012(2)
10.1	Werner Funk Employment Agreement dated May 3, 2024 (3)
31.1	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (4)
31.2	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (4)
32.1	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Previously filed on Form 8-K on May 9, 2024

(4)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: May 17, 2024	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: May 17, 2024	/s/ Werner Funk
By: Werner Funk Its: Chief Financial Officer Principal Financial Officer