Form 10-Q
period 2024-06-30
Omnitek Engineering Corp
filed 2024-08-14
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2024

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
N/A

As of August 14, 2024, the Registrant had 21,948,091 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	June 30,	December 31,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$37,853	$73,703
Accounts receivable, net	17,342	12,233
Accounts receivable – related parties	1,279	1,304
Inventories, net	271,858	370,838
Deposits	153,501	24,443
Total Current Assets	481,833	482,521

LONG-TERM ASSETS
Property & Equipment, net	10,602	5,667
Operating lease – right-of-use asset	279,787	345,459
Long-term deposit	13,514	13,514
Total Long-Term Assets	303,903	364,640

TOTAL ASSETS	$785,736	$847,161

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$323,120	$323,236
Accrued management compensation	635,158	635,158
Accounts payable - related parties	132,359	131,285
Notes payable - related parties	37,940	37,940
Convertible notes payable – related party	10,000	10,000
Customer deposits	479,408	310,025
Operating lease liabilities - current	152,957	131,868
Total Current Liabilities	1,770,942	1,579,512
LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	199,000	199,000
Operating lease liabilities – long-term	171,641	254,339
Total Long-term Liabilities	370,641	453,339
Total Liabilities	2,141,583	2,032,851

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,948,091 shares, respectively issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,072,228	12,067,571
Accumulated deficit	(22,035,161)	(21,860,347)
Total Stockholders' Deficit	(1,355,847)	(1,185,690)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$785,736	$847,161

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

REVENUES	$266,971	$251,719	$504,047	$476,925
COST OF GOODS SOLD	156,170	150,258	309,527	280,675
GROSS MARGIN	110,801	101,461	194,520	196,250

OPERATING EXPENSES

General and administrative	156,953	155,917	282,997	286,649
Research and development	17,629	15,197	36,100	33,136
Depreciation and amortization	964	436	1,401	873

Total Operating Expenses	175,546	171,550	320,498	320,658

LOSS FROM OPERATIONS	(64,745)	(70,089)	(125,978)	(124,408)

OTHER INCOME (EXPENSE)

Allowance for Obsolete inventory	(37,647)		(37,647)
Interest expense	(5,164)	(6,017)	(10,389)	(11,548)

Total Other Expense	(42,811)	(6,017)	(48,036)	(11,548)

LOSS BEFORE INCOME TAXES	(107,556)	(76,106)	(174,014)	(135,956)
INCOME TAX EXPENSE	800	800	800	800

NET LOSS	$(108,356)	$(76,906)	$(174,814)	$(136,756)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	21,948,091	21,948,091	21,948,091	21,948,091

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2024	June 30, 2023
OPERATING ACTIVITIES
Net income (loss)	$(174,814)	$(136,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	1,401	873
Stock option expense	4,657	10,538
Amortization of ROU asset	65,672	62,709
Change in Inventory reserve	92,302	27
Changes in operating assets and liabilities:
Accounts receivable	(5,109)	(28,506)
Accounts receivable–related parties	25	1,001
Deposits	(129,059)	(835)
Inventory	6,677	75,045
Accounts payable and accrued expenses	(116)	7,325
Customer deposits	169,384	(477)
Contract liabilities	-	-
Operating lease liability	(61,609)	(58,646)
Accounts payable-related parties	1,074	5,811
Net cash provided by (used in) operating activities	(29,514)	(61,891)

INVESTING ACTIVITIES
Purchase of fixed assets	(6,336)	-
Net Cash Used in Investing Activities	(6,336)	-

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable-related party	-	15,113
Net Cash (Used in) Provided by Financing Activities	-	15,113

NET CHANGE IN CASH	(35,850)	(46,778)
CASH AT BEGINNING OF YEAR	73,703	56,379

CASH AT END OF PERIOD	$37,853	$9,601
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	5,071	11,830
Income taxes	$800	$800

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	21,948,091	$8,607,086	$12,067,571	$(21,860,347)	$(1,185,690)

Value of options and warrants issued for services	-	-	1,963	-	1,963

Net loss for the three months ended March 31, 2024	-	-	-	(66,458)	(66,458)

Balance, March 31, 2024	21,948,091	$8,607,086	$12,069,534	$(21,926,805)	$(1,250,185)

Value of options and warrants	-	-	2,694	-	2,694

Net loss for three months ended June 30, 2024	-	-	-	(108,356)	(108,356)

Balance, June 30, 2024	21,948,091	$8,607,086	$12,072,228	$(22,035,161)	$(1,355,847)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	21,948,091	$8,607,086	$12,051,795	$(21,644,941)	$(986,060)

Value of options and warrants	-	-	2,562	-	2,562

Net loss for the three months ended March 31, 2023	-	-	-	(59,850)	(59,850)

Balance, March 31, 2023	21,948,091	$8,607,086	$12,054,357	$(21,704,791)	$(1,043,348)

Value of options and warrants	-	-	7,976	-	7,976

Net loss for the three months ended June 30, 2023	-	-	-	(76,906)	(76,906)

Balance, June 30, 2023	21,948,091	$8,607,086	$12,062,333	$(21,781,697)	$(1,112,278)

The accompanying notes are an integral part of these condensed unaudited financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2024 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2023 audited financial statements.  The results of operations for the periods ended June 30, 2024 and June 30, 2023 are not necessarily indicative of the operating results for the full years.

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

We recognize revenue on various products and services as follows:

Products - The Company recognizes revenue from the sale of products as performance obligations are satisfied. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership and risks transfer (i.e., the performance obligation has been satisfied). In general, ownership and risk passes FOB shipping point, or as negotiated.

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

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	For the three months ended June 30, 2024		For the three months ended June 30, 2023

Segments	Products	Total	Products	Total
Domestic	$105,493	105,493	$81,559	81,559
International	161,478	161,478	170,160	170,160
	$266,971	266,971	$251,719	251,719

Filters	$139,909	139,909	$108,123	108,123
Components	127,062	127,062	143,596	143,596
Engineering Services	-	-	-	-
	$266,971	266,971	$251,719	251,719

The following table presents Omnitek’s revenues disaggregated by region and product type:

	For the six months ended June 30, 2024		For the six months ended June 30, 2023

Segments	Products	Total	Products	Total
Domestic	$185,901	185,901	$173,336	176,336
International	318,146	318,146	303,589	303,589
	$504,047	504,047	$476,925	476,925

Filters	$208,296	208,296	$263,543	263,543
Components	295,751	295,751	213,382	213,382
Engineering Services	-	-	-	-
	$504,047	504,047	$476,925	476,925

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

Location: Vista, CA	June 30,	December 31,
	2024	2023
Raw materials	$839,633	$799,642
Finished goods	447,406	494,074
Total	$1,287,039	$1,293,716

Allowance for obsolete inventory	1,015,181	922,878

Total	$271,858	$370,838

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Production/Office equipment	$74,792	$68,456
Leasehold Improvements	4,689	4,689
Less: accumulated depreciation	(68,879)	(67,478)
Total	$10,602	$5,667

Depreciation expense for the periods ended June 30, 2024 and June 30, 2023 was $1,401 and $873 respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,340,000 and 2,520,556 stock options and warrants that would have been included in the fully diluted earnings per share as of June 30, 2024 and June 30, 2023, respectively.  However, the common stock equivalents were not included in the computation because they are anti-dilutive.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codifi cation Topic 740, Income Taxes ("Topic 740"), which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2024 and December 31, 2023 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations. As of June 30, 2024, the Company had an accumulated deficit of $22,035,161 and total stockholders’ deficit of $1,355,847. At June 30, 2024, the Company had current assets of $481,833 including cash of $37,853, and current liabilities of $1,770,942, resulting in negative working capital of $1,289,109. For the six months ended June 30, 2024, the Company reported a net loss of $174,814 and net cash used in operating activities of $29,514. Management believes that based on its operating plan, the projected sales for 2024, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 3 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. By contrast, the Contract Liabilities account relates to long-term contracts where revenue is recognized over the term of the contract. For the periods ended June 30, 2024 and December 31, 2023, the balance due under customer deposits was $479,408 and $310,025, respectively.

NOTE 4 – OPERATING LEASE

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

During the quarter ended June 30, 2024, cash paid for amounts included in the measurement of operating lease liabilities was $35,259 and the Company recorded operating lease expenses included in operating expenses of $37,290.

Future minimum payments for monthly base rent due under the initial lease term are currently estimated to be as follows:

Years ending December 31,
2024 (remaining)	$77,556
2025	176,268
2026	88,134
Total lease payments	$341,958
Less: Imputed interest	(17,360)
Total lease liability	324,598
Less: current lease liability	(152,957)
Long-term lease liability	$171,641
Weighted average discount rate:
Operating leases	4.94%

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties for purchases of goods and services from related parties. As of June 30, 2024 and December 31, 2023, the Company owed related parties for such goods and services in the amounts of $132,359 and $131,285, respectively.

Accounts Receivable – Related Parties

As of June 30, 2024, and December 31, 2023, the Company was owed $1,279 and $1,304, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Compensation

For the periods ended June 30, 2024 and December 31, 2023, the Company’s president was due amounts for services performed for the Company.

As of June 30, 2024, and December 31, 2023, the accrued amounts consisted of the following:

	June 30,	December 31,
	2024	2023
Amounts due to the president	$635,158	$635,158
Total	$635,158	$635,158

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

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. On December 14, 2021, the maturity date of convertible promissory note was extended for an additional period of 3 months until March 4, 2022. Subsequently the maturity date was extended for additional periods to June 4, 2022, September 4, 2022, December 4, 2022, June 4, 2023 and December 4, 2023. On December 4, 2023 the Company made a payment of $10,000 reducing the outstanding balance to $10,000 and also extended the note until December 4, 2024. The note has a conversion feature, wherein, at the maturity date, the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of June 30, 2024.

As of June 30, 2024 and December 31, 2023 Convertible Notes – Related Party consisted of the following:

	June 30, 2024	December 31, 2023
Convertible Note payable, related parties	$10,000	$10,000
Less current portion	(10,000)	$(10,000)
Total	$-	$-

NOTE 6 – NOTES PAYABLE - RELATED PARTIES (Continued)

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

As of June 30, 2024, and December 31, 2023, Note Payable – Related Party consisted of the following:

	June 30,	December 31,
	2024	2023
Note payable, related party	$37,940	$37,940
Total	$37,940	$37,940

NOTE 7 – DEBT

Loans payable – SBA Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing May 21, 2022 (i.e., twenty-four (24) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. As of June 30, 2024, accrued interest was $9,921. Current monthly payments are applied to the accrued interest. The obligations under the Loan Authorization and Agreement, and the Note, shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of June 30, 2024 and December 31, 2023 Debt consisted of the following:

	June 30,	December 31,
	2024	2023
Loan payable – SBA EIDL	$199,000	$199,000
Less current portion	-	-
Total	$199,000	$199,000

NOTE 8 – STOCKHOLDERS’ DEFICIT

Options and Warrants

The Company has no warrants outstanding.

During the six months ended June 30, 2024, and June 30, 2023, the Company granted 450,000 and 150,000 options for services, respectively. During the six months ended June 30, 2024, and June 30, 2023, the Company recognized expense of $4,657 and $10,538 respectively, for options that vested during the periods pursuant to ASC Topic 718. As of June 30, 2024, the total remaining amount of compensation expense to be recognized in future periods is $3,974.

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015, Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. On February 9, 2024, 855,556 option issued under the 2015 Plan expired. As of June 30, 2024, the Company has a total of 290,000 options issued under the 2015 plan.

On October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. During the quarter ended June 30, 2024 the Company issued 450,000 options. As of June 30, 2024, the Company had a total of 2,050,000 options issued under the 2017 Plan.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	June 30, 2024	June 30, 2023
Expected volatility	210%	206%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	4.66	3.63

A summary of the status of the options granted at June 30, 2024, and December 31, 2023, and changes during the periods then ended is presented below:

	June 30, 2024		December 31, 2023
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,745,556	$0.11	3,265,556	$0.15
Granted	450,000	0.02	150,000	0.04
Exercised	-	-	-	-
Expired or cancelled	(855,556)	0.18	(670,000)	0.28
Outstanding at end of period	2,340,000	0.07	2,745,556	0.11
Exercisable	2,056,667	0.07	2,720,556	0.11

NOTE 8 – STOCKHOLDERS’ DEFICIT (Continued)

A summary of the status of the options and warrants outstanding at June 30, 2024 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-1.00	2,340,000	3.51 years	2,556,067	0.07

NOTE 9 - SUBSEQUENT EVENTS

On July 29, 2024, the court stayed the case Olson-Ecologic Engine Testing Laboratories, LLC -v- Michael Naylor, Omnitek Engineering Corp., and Moto Concerto, Inc., filed in the Superior Court of the State of California, County of Orange, Central Justice Center, Case No. 30-2020-01171344, until January 27, 2025.

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

Results of Operations

For the three months ended June 30, 2024 and June 30, 2023

Revenues were $266,971 for the three months period ended June 30, 2024 compared with $251,719 for the three months period ended June 30, 2023, an increase of $15,252. The increase in sales related primarily to the sale of higher margin products.

Total cost of goods sold was $156,170 for the three months period ended June 30, 2024 compared with $150,258 for the three months period ended June 30, 2023, an increase of $5,912. Gross margin as a percentage of sales was 41% for the three months period ended June 30, 2024, compared with 40% for the three months period ended June 30, 2023.

Operating expenses for the three months period ended June 30, 2024 were $175,546 compared with $171,550 for the three months period ended June 30, 2023, a decrease of $3,996. General and administrative expense for the three months period ended June 30, 2024 were $156,953 compared with $155,917 for the three months period ended June 30, 2023. Major components of general and administrative expenses for the three months period ended June 30, 2024 were professional fees of $39,922, rent expense of $10,825, and salaries and wages of $57,103. This compares with professional fees of $41,096, rent expense of $10,959 and salaries and wages of $57,163 for the three months period ended June 30, 2023.  For the three months period ended June 30, 2024 research and development outlays were $17,629 compared with $15,197 for the three months period ended June 30, 2023.

Our net loss for the three months period ended June 30, 2024 was $108,356, or ($0.00) per share, compared with a net loss of $76,906, or ($0.00) per share, for the three months period ended June 30, 2023.

Results for the three months period ended June 30, 2024 reflect the impact of non-cash expenses, including the value of options granted in the amount of $2,694 and depreciation and amortization of $964.  For the three month period ended June 30, 2023, non-cash expenses included options granted in the amount of $7,976, depreciation and amortization of $436.

For the six months ended June 30, 2024 and June 30, 2023

Revenues increased to $504,047 for the six months period ended June 30, 2024 from $476,925 for the six months period ended June 30, 2023, an increase of $6,364 or 6%.

Total cost of goods sold was $309,527 for the six months period ended June 30, 2024 and $280,675 for the six months period ended June 30, 2023, an increase of $28,852. Gross margin as a percentage of sales was 39% for the six months period ended June 30, 2024, and 41% for the six months period ended June 30, 2023.

Our operating expenses for the six months period ended June 30, 2024 were $320,498 compared to $320,658 the six months period ended June 30, 2023, a decrease of $160. General and administrative expense for the six months period ended June 30, 2024 were $282,997 compared with $286,649 for the six months period ended June 30, 2023. Major components of general and administrative expenses for the six months period ended June 30, 2024 were professional fees of $53,897, rent expense of $21,649 and salaries and wages of $114,133. This compares with professional fees of $62,971, rent expense of $21,918, and salaries and wages of $113,203 for the six months period ended June 30, 2023. Research and development outlays were $36,100 for the six months period ended June 30, 2024 compared to $33,136 for the six months period ended June 30, 2023.

Our net loss for the six months period ended June 30, 2024 was $174,814, or $0.01 per share, compared to a net loss of $136,756, or $0.01 per share, for the six months period ended June 30, 2023.

Results for the six months period ended June 30, 2024 reflect the impact of non-cash expenses, including the value of options granted in the amount of $4,657 and depreciation and amortization of $1,401. For the six-month period ended June 30, 2023, non-cash expenses included the value of options granted of $10,538 and depreciation and amortization of $873.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At June 30, 2024, our current liabilities totaled $1,770,942 and our current assets totaled $481,833, resulting in negative working capital of $1,289,109.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $22,035,161 at June 30, 2024.

Operating Activities

We realized a negative cash flow from operations of $29,514 for the six months period ended June 30, 2024 compared with a negative operating cash flow of $61,891 during the six months period ended June 30, 2023.

Included in the operating loss of $125,978 for the six months period ended June 30, 2024 are non-cash expenses, which are not a drain on our capital resources. During the period, these non-cash expenses include the value of options granted in the amount of $4,657 and depreciation and amortization of $1,401. Additionally, the operating loss included general and administrative expenses of $282,997 and research and development expenses of $36,100.

Financing Activities

The cash flow from financing activities was $0.00 for the six month period ended June 30, 2024 compared with a positive cash flow of $15,113 for the six month period ended June 30, 2023.

Investing Activities

There was a negative cash from investing activities of $6,336 for the six month period ended June 20, 2024 compared with $0.00 cash flow from investing activities for the six month period ended June 30, 2023.

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

Inventory

Inventories are stated at the lower of market or average cost basis. The Company reviews inventories on hand at least annually and records provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and product expiration. Accordingly, the Company has established an allowance for the cost of such obsolete inventory.

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

Our management performed an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2024. The material weakness, which relates to internal control over financial reporting, which was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

On September 16, 2022, the Company received a Summons and was named as a cross-defendant in the matter of Olson-Ecologic Engine Testing Laboratories, LLC -v- Michael Naylor, Omnitek Engineering Corp., and Moto Concerto, Inc., filed in the Superior Court of the State of California, County of Orange, Central Justice Center, Case No. 30-2020-01171344. Olson-Ecologic Engine Testing Laboratories, LLC filed the cross-complaint in response to the original complaint filed by Michael Naylor against Olson-Ecologic Engine Testing Laboratories. Omnitek served as a subcontractor to Olson-Ecologic who received a grant in May 2017 from the California Energy Commission. In October 2017, very early in the project and before completion of the project, which was to run into 2020, Olson-Ecologic advised Omnitek that the California Energy Commission had terminated the project.  In the cross-complaint Olson-Ecologic alleges that Omnitek participated with Mr. Naylor in overcharging Olson-Ecologic, however, Olson-Ecologic does not provide a specific statement of facts or actions of what Omnitek allegedly did. Olson-Ecologic’s cross-complaint and allegations against Omnitek are without merit and Omnitek will vigorously defend the cross-complaint. As of the time of this report there are no new developments as the case was stayed by the court until January 27, 2025.

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

On May 3, 2023 in conjunction with and pursuant to the terms of the Employment Agreement entered into between the Company and Mr. Funk, the Company granted to Mr. Funk a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 300,000 shares of common stock, at an exercise price of $0.015 per share representing 110% of the closing price of the common stock as reported on the OTCBB as of the date of grant (i.e. May 3, 2024). One-thirty sixth (1/36) of the total number of shares subject to the Option shall vest and become exercisable at the end of each month following the Date of Grant on the same day of each month as the Date of Grant, so that all shares subject to the Options will be fully vested on the third anniversary of the Date of Grant. The Options will be exercisable for a period of seven (7) years from the Date of Grant will be incentive stock options to the extent permitted by applicable law.

The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The individual receiving the options is intimately acquainted with the Company’s business plan and proposed activities at the time of issuance, and possessed information on the Company necessary to make an informed investment decision.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.OTHER INFORMATION

On May 3, 2024, the Company enter into new Employment Agreement with Mr. Funk. The term of the Employment Agreement shall be for a period of three (3) years which term would automatically renew for one additional year; Base Salary of $150,000 per year with such salary reviewed on an annual basis by the Board of Directors. In conjunction with and pursuant to the terms of the Employment Agreement, the Company granted to Mr. Funk a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 300,000 shares of common stock, at an exercise price of $0.015 per share representing 110% of the closing price of the common stock as reported on the OTCBB as of the date of grant (i.e. May 3, 2024). One-thirty sixth (1/36) of the total number of shares subject to the Option shall vest and become exercisable at the end of each month following the Date of Grant on the same day of each month as the Date of Grant, so that all shares subject to the Options will be fully vested on the third anniversary of the Date of Grant. The Options will be exercisable for a period of seven (7) years from the Date of Grant will be incentive stock options to the extent permitted by applicable law.

Subsequent Events

On July 29, 2024, the court stayed the case Olson-Ecologic Engine Testing Laboratories, LLC -v- Michael Naylor, Omnitek Engineering Corp., and Moto Concerto, Inc., filed in the Superior Court of the State of California, County of Orange, Central Justice Center, Case No. 30-2020-01171344, until January 27, 2025.

ITEM 6. EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements. The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2024 and the audited balance sheet as of December 31, 2023, the condensed unaudited Statements of Operations for the three and six month periods ended June 30, 2024 and 2023, the condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2024 and 2023, and the condensed unaudited Statements of Stockholders’ Deficit as of June 30, 2024 and 2023, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Previously filed on Form 8-K on May 9, 2024

(4)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: August 14, 2024	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: August 14, 2024	/s/ Werner Funk
By: Werner Funk
Its: Chief Financial Officer
Principal Financial Officer