Form 10-Q
period 2024-09-30
Omnitek Engineering Corp
filed 2024-11-14
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2024

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
N/A

As of November 14, 2024, the Registrant had 21,948,091 shares of Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	September 30,	December 31,
	2024 (Unaudited)	2023
ASSETS
CURRENT ASSETS
Cash	$41,072	$73,703
Accounts receivable, net	17,167	12,233
Accounts receivable – related parties	1,463	1,304
Inventories, net	277,318	370,838
Deposits	396,826	24,443
Total Current Assets	733,846	482,521

LONG-TERM ASSETS
Property & Equipment, net	9,637	5,667
Operating lease – right-of-use asset	246,362	345,459
Long-term deposit	13,514	13,514
Total Long-Term Assets	269,513	364,640

TOTAL ASSETS	$1,003,359	$847,161

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$339,863	$323,236
Accrued management compensation	638,619	635,158
Accounts payable - related parties	134,241	131,285
Notes payable - related parties	37,940	37,940
Convertible notes payable – related party	10,000	10,000
Customer deposits	742,346	310,025
Operating lease liabilities - current	160,165	131,868
Total Current Liabilities	2,063,174	1,579,512
LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	199,000	199,000
Operating lease liabilities – long-term	129,520	254,339
Total Long-term Liabilities	328,520	453,339
Total Liabilities	2,391,694	2,032,851

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,948,091 shares, respectively, issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,072,581	12,067,571
Accumulated deficit	(22,068,002)	(21,860,347)
Total Stockholders' Deficit	(1,388,335)	(1,185,690)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,003,359	$847,161

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

REVENUES	$277,365	$235,379	$781,412	$712,303
COST OF GOODS SOLD	(156,074)	(133,043)	(465,602)	(413,718)
GROSS MARGIN	121,291	102,336	315,810	298,585

OPERATING EXPENSES

General and administrative	131,072	131,199	451,716	417,848
Research and development	17,658	18,065	53,758	51,201
Depreciation and amortization	964	436	2,365	1,309

Total Operating Expenses	149,694	149,700	507,839	470,358

LOSS FROM OPERATIONS	(28,403)	(47,364)	(192,029)	(171,773)

OTHER INCOME (EXPENSE)

Other income	712	18,682	712	18,682
Interest expense	(5,150)	(6,035)	(15,538)	(17,583)

Total Other Income (Expense)	(4,438)	12,647	(14,826)	1,099

LOSS BEFORE INCOME TAXES	(32,841)	(34,717)	(206,855)	(170,674)
INCOME TAX EXPENSE	-	-	800	800

NET LOSS	$(32,841)	$(34,717)	$(207,655)	$(171,474)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
-BASIC AND DILUTED	21,948,091	21,948,091	21,948,091	21,948,091

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2024	September 30, 2023
OPERATING ACTIVITIES
Net loss	$(207,655)	$(171,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	2,365	1,309
Stock option expense	5,010	13,157
Amortization of ROU asset	99,097	94,610
Written off provision of obsolete inventory	-	(18,682)
Change in inventory reserve	92,302	(50)
Changes in operating assets and liabilities:
Accounts receivable	(4,934)	1,128
Accounts receivable–related parties	(159)	953
Deposits	(372,383)	(1,094)
Inventory	1,218	78,481
Prepaid Expense	-	(5,320)
Accounts payable and accrued expenses	16,626	18,607
Customer deposits	432,322	(348)
Operating lease liability	(96,522)	(88,516)
Accounts payable-related parties	2,957	10,023
Accrued management compensation	3,461	2,884
Net Cash Used in Operating Activities	(26,295)	(64,332)

INVESTING ACTIVITIES
Purchase of Fixed Assets	(6,336)	-
Net Cash Used in Investing Activities	(6,336)	-

FINANCING ACTIVITIES
Proceeds from notes payable-related party	-	15,113

Net Cash Provided by Financing Activities	-	15,113

NET CHANGE IN CASH	(32,631)	(49,219)
CASH AT BEGINNING OF YEAR	73,703	56,379

CASH AT END OF PERIOD	$41,072	$7,160
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$15,775	$18,315
Income taxes	$800	$800

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit (unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	21,948,091	$8,607,086	$ 12,067,571	$(21,860,347)	$(1,185,690)

Value of options and warrants issued	-	-	1,963	-	1,963

Net loss for the three-month period ended March 31, 2024	-	-	-	(66,458)	(66,458)

Balance, March 31, 2024	21,948,091	$8,607,086	$ 12,069,534	$(21,926,805)	$(1,250,185)

Value of options and warrants issued	-	-	2,694	-	2,694

Net loss for three months ended June 30, 2024	-	-	-	(108,356)	(108,256)

Balance, June 30, 2024	21,948,091	$8,607,086	$ 12,072,228	$(22,035,161)	$(1,355,847)

Value of options and warrants issued	-	-	353	-	353

Net loss for three months ended September 30, 2024	-	-	-	(32,841)	(32,841

Balance, September 30, 2024	21,948,091	8,607,086	12,072,581	(22,068,002)	(1,388,335)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	21,948,091	$8,607,086	$12,051,795	$(21,644,941)	$(986,060)

Value of options and warrants issued	-	-	2,562	-	2,562

Net loss for the three-month period ended March 31, 2023	-	-	-	(59,850)	(59,850)

Balance, March 31, 2023	21,948,091	$8,607,086	$12,054,357	$(21,704,791)	$(1,043,348)

Value of options and warrants issued	-	-	7,976	-	7,976

Net loss for the three months ended June 30, 2023	-	-	-	(76,906)	(76,906)

Balance, June 30, 2023	21,948,091	$8,607,086	$12,062,333	$(21,781,697)	$(1,112,278)

Value of options and warrants issued			2,619	-	2,619

Net loss for the three-month period ended September 30, 2023	-	-	-	(34,717)	(34,717)
Balance, September 30, 2023	21,948,091	$8,607,086	$12,064,952	$(21,816,414)	$(1,144,376)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2024

(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2024 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2023 audited financial statements.  The results of operations for the periods ended September 30, 2024 and September 30, 2023 are not necessarily indicative of the operating results for the full years.

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

We recognize revenue on various products and services as follows:

Products - The Company recognizes revenue from the sale of products as performance obligations are satisfied. Those sales predominantly contain a single delivery element, and revenue is recognized at a single point in time when ownership and risks transfer (i.e. the performance obligation has been satisfied). In general, ownership and risk passes FOB shipping point, or as negotiated.

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

Notes to Condensed Financial Statements

September 30, 2024

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type for the three months ended September 30, 2024 and September 30, 2023:

	For the three-month period ended September 30, 2024		For the three-month period ended September 30, 2023
	Consumer		Consumer
Segments	Products	Total	Products	Total
Domestic	$90,324	90,324	$78,107	78,107
International	187,041	187,041	157,272	157,272
	$277,365	277,365	$235,379	235,379

Filters	$161,877	161,877	$130,082	130,082
Components	115,488	115,488	105,297	105,297
	$277,365	277,365	$235,379	235,379

The following table presents Omnitek’s revenues disaggregated by region and product type for the nine months ended September 30, 2024 and September 30, 2023:

	For the nine-month period ended September 30, 2024		For the nine-month period ended September 30, 2023
	Consumer		Consumer
Segments	Products	Total	Products	Total
Domestic	$276,225	276,225	$244,905	244,905
International	505,187	505,187	467,398	467,398
	$781,412	781,412	$712,303	712,303

Filters	$370,173	370,173	$393,624	393,624
Components	411,239	411,239	318,679	318,679
Engineering Services	-	-	-	-
	$781,412	781,412	$712,303	712,303

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

Location: Vista, CA	September 30,	December 31,
	2024	2023
Raw materials	$857,140	$799,642
Finished goods	435,358	494,074
Total	$1,292,498	$1,293,716

Allowance for obsolete inventory	1,015,180	922,878

Total	$277,318	$370,838

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $0 and $0, for the periods ended September 30, 2024 and September 30, 2023, respectively.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2024

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
Production/Office equipment	$74,792	$68,456
Leasehold Improvements	4,689	4,689
Less: accumulated depreciation	(69,844)	(67,478)
Total	$9,637	$5,667

Depreciation expense for the periods ended September 30, 2024 and September 30, 2023 was $2,365 and $1,309 respectively.

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,340,000 and 2,695,556 stock options that would have been included in the fully diluted earnings per share as of September 30, 2024 and September 30, 2023, respectively.  However, the common stock equivalents were not included in the computation because they are anti-dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2024 and December 31, 2023 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2024

(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations. As of September 30, 2024, the Company had an accumulated deficit of $22,068,002 and total stockholders’ deficit of $1,388,335. At September 30, 2024, the Company had current assets of $733,846 including cash of $41,072, and current liabilities of $2,063,174, resulting in negative working capital of $1,329,328.  For the nine months ended September 30, 2024, the Company reported a net loss of $207,655 and net cash used in operating activities of $26,296. Management believes that based on its operating plan, the projected sales for 2024, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

NOTE 3 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. By contrast, the Contract Liabilities account relates to long-term contracts where revenue is recognized over the term of the contract. For the periods ended September 30, 2024 and December 31, 2023, the balance due under customer deposits was $742,346 and $310,025, respectively.

NOTE 4 –OPERATING LEASE

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

On June 3, 2021, the Company entered into a lease for the premises located at 1345 Specialty Drive #E, Vista, CA, containing approximately 11,751 square feet of rentable area. The lease commenced on July 1, 2021 and expires on June 30, 2026. The monthly base rent under the lease is $9,988 per month and monthly operating expenses during the term of the lease, subject to adjustment under the lease, are $1,175 per month.

During the quarter ended September 30, 2024, cash paid for amounts included in the measurement of operating lease liabilities was $38,778 and the Company recorded operating lease expenses included in operating expenses of $37,290.

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2024

(unaudited)

NOTE 4 –OPERATING LEASE (CONTINUED)

Future minimum payments for monthly base rent due under the initial lease term are currently estimated to be as follows:

Years ending December 31,
2024 (remaining)	$ 38,778
2025	176,268
2026	88,134
Total lease payments	$ 303,180
Less: Imputed interest	(13,495)
Total lease liability	289,685
Less: current lease liability	(160,165)
Long-term lease liability	$ 129,520
Weighted average discount rate:
Operating leases	4.94%

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties for purchases of goods and services from related parties. As of September 30, 2024 and December 31, 2023, the Company owed related parties for such goods and services in the amounts of $134,241 and $131,285 respectively.

Accounts Receivable – Related Parties

As of September 30, 2024, and December 31, 2023, the Company was owed $1,463 and $1,304, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Compensation

For the periods ended September 30, 2024 and December 31, 2023, the Company’s president was due amounts for services performed for the Company.

As of September 30, 2024, and December 31, 2023, the accrued amounts consisted of the following:

	September 30,	December 31,
	2024	2023
Amounts due to the president	$638,619	$635,158
Total	$638,619	$635,158

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2024

(unaudited)

NOTE 6 – NOTES PAYABLE - RELATED PARTIES (CONTINUED)

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. On December 14, 2021, the maturity date of convertible promissory note was extended for an additional period of 3 months until March 4, 2022. Subsequently the maturity date was extended for additional periods to June 4, 2022, September 4, 2022, December 4, 2022, June 4, 2023 and December 4, 2023. On December 4, 2023 the Company made a payment of $10,000 reducing the outstanding balance to $10,000 and also extended the note until December 4, 2024. The note has a conversion feature, wherein, at the maturity date, the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of September 30, 2024.

As of September 30, 2024, and December 31, 2023, Convertible Notes – Related Party consisted of the following:

	September 30, 2024	December 31, 2023
Convertible Notes payable, related parties	$10,000	$10,000
Less current portion	(10,000)	(10,000)
Total	$-	-

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

As of September 30, 2024, and December 31, 2023 Note Payable – Related Party consisted of the following:

	September 30, 2024	December 31, 2023
Note payable, related party	$37,940	$37,940
Total	$37,940	$37,940

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2024

(unaudited)

NOTE 7 – DEBT

Loans payable – SBA Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing May 21, 2022 (i.e., twenty-four (24) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. As of September 30, 2024, accrued interest was $8,892. Current monthly payments are applied to the accrued interest. The obligations under the Loan Authorization and Agreement, and the Note shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of September 30, 2024 and December 31, 2023 Debt consisted of the following:

	September 30,	December 31,
	2024	2023
Loan payable – SBA EIDL	$199,000	$199,000
Less current portion	-	-
Total	$199,000	$199,000

NOTE 8 - STOCKHOLDERS’ DEFICIT

Options and Warrants

The Company has no warrants outstanding.

During the nine months ended September 30, 2024 and 2023, the Company granted 450,000 and 150,000 options for services, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized expense of $5,010 and $13,157 respectively, for options that vested during the periods pursuant to ASC Topic 718. As of September 30, 2024 total remaining amount of compensation expense to be recognized in future periods is $3,621.

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015, Long-Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. On February 9, 2024, 855,556 option issued under the 2015 Plan expired. As of September 30, 2024, the Company has a total of 290,000 options issued under the 2015 plan.

On October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of September 30, 2024, the Company had a total of 2,050,000 options issued under the 2017 Plan.

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

OMNITEK ENGINEERING CORP.

Notes to Condensed Financial Statements

September 30, 2024

(unaudited)

NOTE 8 - STOCKHOLDERS’ DEFICIT (CONTINUED)

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	September 30,	September 30,
	2024	2023
Expected volatility	210%	206%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	4.66%	3.63%

A summary of the status of the options granted at September 30, 2024, and December 31, 2023, and changes during the periods then ended is presented below:

	September 30, 2024		December 31, 2023
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,745,556	$0.11	3,265,556	$0.15
Granted	450,000	0.02	150,000	0.04
Exercised	0	-	-	-
Expired or cancelled	855,556	0.18	(670,000)	0.28
Outstanding at end of period	2,340,000	0.06	2,745,556	0.11
Exercisable	2,056,667	$0.07	2,720,556	0.11

A summary of the status of the options outstanding at September 30, 2024 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-1.00	2,340,000	3.01 years	2,056,667	0.07

NOTE 9 – CONTINGENT LIABILITY

On September 16, 2022 the Company received a Summons and was named as a cross-defendant in the matter of Olson-Ecologic Engine Testing Laboratories, LLC -v- Michael Naylor, Omnitek Engineering Corp., and Moto Concerto, Inc., filed in the Superior Court of the State of California, County of Orange, Central Justice Center, Case No. 30-2020-01171344. Olson-Ecologic Engine Testing Laboratories, LLC filed the cross-complaint in response to the original complaint filed by Michael Naylor against Olson-Ecologic Engine Testing Laboratories. Omnitek served as a subcontractor to Olson-Ecologic who received a grant in May 2017 from the California Energy Commission. In October 2017, very early in the project and before completion of the project, which was to run into 2020, Olson-Ecologic advised Omnitek that the California Energy Commission had terminated the project. In the cross-complaint Olson-Ecologic alleges that Omnitek participated with Mr. Naylor in overcharging Olson-Ecologic, however, Olson-Ecologic does not provide a specific statement of facts or actions of what Omnitek allegedly did. Olson-Ecologic’s cross-complaint and allegations against Omnitek are without merit and Omnitek will vigorously defend the cross-complaint. On July 29, 2024, the court stayed the case until January 27, 2025.

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

NOTE 10 - SUBSEQUENT EVENTS

None

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

Results of Operations

For the three-month period ended September 30, 2024 and September 30, 2023

Revenues were $277,365 for the three-month period ended September 30, 2024 compared with $235,379 for the same period the prior year, an increase of $41,986. The increase in revenues for the period is primarily attributable to increased export sales.

Cost of sales was $156,074 for the three-month period ended September 30, 2024 compared with $133,043 for the same period the prior year, an increase of $23,031. Our gross margin percentage was 44% for the three-month period ended September 30, 2024 compared with 43% in the same period a year earlier.

Operating expenses for the three-month period ended September 30, 2024 were $149,694 compared with $149,700 in the same period a year ago, a decrease of $6. General and administrative expense for the three-month period ended September 30, 2024 was $131,072 compared with $131,199 for the same period the prior year. Major components of general and administrative expenses for the three-month period ended September 30, 2024 were professional fees of $14,588, rent expense of $10,695, and salaries and wages of $56,951.  This compares with professional fees of $16,677, rent expense of $10,869 and salaries and wages of $56,851 for the same prior- year period.  For the three-month period ended September 30, 2024 research and development expense was $17,658 compared with $18,065 for the same period last year.

Our net loss for the three-month period ended September 30, 2024 was $32,841, or ($0.00) per share, compared with a net loss of $34,717, or ($0.00) per share, for the same period a year ago.

Results for the three-month period ended September 30, 2024 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $353 and depreciation and amortization of $964.  For the same period in the prior year, non-cash expenses included options and warrants granted in the amount of $2,619 and depreciation and amortization of $436.

For the nine months ended September 30, 2024 and September 30, 2023

Our revenues were $781,412 for the nine months period ended September 30, 2024, compared with $712,303 for the same period in the prior year, an increase of $16,327 or 10%. The increase in revenues for the period is primarily attributable to increased exports sales.

Our cost of sales was $465,602 for the nine months period ended September 30, 2024, compared with $413,718 a year earlier, an increase of $51,884. Our gross margin was 40% for the nine months ended September 30, 2024 compared with 42% last year. The change in gross margin between the periods relates primarily to product mix.

Our operating expenses for the nine months period ended September 30, 2024 were $507,839 compared with $470,358 for the same period in the prior year, an increase of $37,481 or 8%. General and administrative expense for the nine months ended September 30, 2024 was $451,716 compared with $417,848 for the same period in 2023. Major components of general and administrative expenses for the nine months ended September 30, 2024 were professional fees of $68,485, rent expense of $32,344 and salaries and wages of $171,083. This compares with professional fees of $79,647, rent expense of 32,787, and salaries and wages of $170,054 for the same period a year ago. Research and development expense was $53,758 for the nine months ended September 30, 2024 compared with $51,201 last year.

Our net loss for the nine months period ended September 30, 2024 was $207,655 or ($0.01) per share, compared with a net loss of $171,474, or ($0.01) per share, in the prior year.

Results for the nine months period ended September 30, 2024 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $5,010 and depreciation and amortization of $2,365. For the nine-month period in the prior-year, non-cash expenses included the value of options and warrants granted of $13,157 and depreciation and amortization of $1,309.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time, we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At September 30, 2024, our current liabilities totaled $2,063,174 and our current assets totaled $733,846 resulting in negative working capital of $1,329,328.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $22,068,002 at September 30, 2024.

Operating Activities

We realized a negative cash flow from operations of $26,295 for the nine months period ended September 30, 2024, compared with a negative cash flow of $64,332 during the same period the prior year.

Included in the operating loss of $192,029 for the nine-month period ended September 30, 2024 are non-cash expenses, which are not a drain on our capital resources.  During this period, these non-cash expenses included the value of options granted in the amount of $5,010 and depreciation and amortization of $2,365. Additionally, the operating loss included general and administrative expenses of $451,716 and research and development expenses of $53,758.

Financing Activities

We realized a $0.00 cash flow from financing activities for the nine months ended September 30, 2024 compared with positive cash flow of $15,113 for the same period the prior year. The positive cash flow for the same period in the prior year was due to proceeds from related party note payable.

Investing Activities

We realized negative cash flow from investing activities of $6,335 for the nine months period ended September 30, 2024 compared with negative cash flow from investing activities of $0 for the same period in the prior year. The negative cash flow for the period ended September 30, 2024 related to purchases of fixed assets.

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

We recognize revenue on various products and services as follows:

Products - The Company recognizes revenue from the sale of products as performance obligations are satisfied. Those sales predominantly contain a single delivery element, and revenue is recognized at a single point in time when ownership and risks transfer (i.e. the performance obligation has been satisfied). In general, ownership and risk passes FOB shipping point, or as negotiated.

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

Our management performed an evaluation under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures were not effective as of September 30, 2024. The material weakness, which relates to internal control over financial reporting, which was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

On September 16, 2022 the Company received a Summons and was named as a cross-defendant in the matter of Olson-Ecologic Engine Testing Laboratories, LLC -v- Michael Naylor, Omnitek Engineering Corp., and Moto Concerto, Inc., filed in the Superior Court of the State of California, County of Orange, Central Justice Center, Case No. 30-2020-01171344. Olson-Ecologic Engine Testing Laboratories, LLC filed the cross-complaint in response to the original complaint filed by Michael Naylor against Olson-Ecologic Engine Testing Laboratories. Omnitek served as a subcontractor to Olson-Ecologic who received a grant in May 2017 from the California Energy Commission.  In October 2017, very early in the project and before completion of the project, which was to run into 2020,  Olson-Ecologic advised Omnitek that the California Energy Commission had terminated the project.  In the cross-complaint Olson-Ecologic alleges that Omnitek participated with Mr. Naylor in overcharging Olson-Ecologic, however, Olson-Ecologic does not provide a specific statement of facts or actions of what Omnitek allegedly did. Olson-Ecologic’s cross-complaint and allegations against Omnitek are without merit and Omnitek will vigorously defend the cross-complaint. On July 29, 2024, the court stayed the case until January 27, 2025.

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

1. Financial Statements. The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2024 and the audited balance sheet as of December 31, 2023, the condensed unaudited Statements of Operations for the quarter and nine-month periods ended September 30, 2024 and 2023, the condensed unaudited Statements of Cash Flows for the nine-month periods ended September 30, 2024 and 2023, and the condensed unaudited Statements of Stockholders’ Deficit as of September 30, 2024 and 2023, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: November 14, 2024	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: November 14, 2024	/s/ Werner Funk
By: Werner Funk Its: Chief Executive Officer Principal Executive Officer