Form 10-K
period 2024-12-31
Omnitek Engineering Corp
filed 2025-04-15
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2024, was $265,472.

As of April 15, 2025, there were 21,948,091 shares of the registrant’s Common Stock outstanding.

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

Business of Issuer

Omnitek develops and sells proprietary technology to convert diesel engines to an alternative fuel, new alternative fuel engines and complementary products. Omnitek products are available for stationary applications and the global transportation markets -- including light commercial vehicles, buses, heavy-duty trucks, as well as rail and marine applications. The technology can be applied for compressed natural gas (“CNG”), liquefied natural gas (“LNG”), renewable natural gas (“Biogas” or “RNG”), or Hydrogen (“H2”), as well as liquid petroleum gas (“Propane” or LPG”).

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

•A high-pressure natural gas coalescing filter; and

•Natural gas engine components.

Conversion Kits - Omnitek offers a solution to convert most diesel engines to operate on an alternative fuel, including CNG, LNG, RNG, H2 or LPG. This product is packaged in kit form and is offered in two basic variations. One is designed to work on engines equipped with a turbocharger and the other is designed to work on engines without a turbocharger.

Diesel engines have a service life of up to 20 years and require regular engine overhauls. A diesel engine conversion is not unlike an engine overhaul. Therefore, the Company’s engine conversion system enables a fleet to “overhaul/convert” its diesel engines into an alternative fuel during a regularly scheduled engine overhaul, thereby reducing overall operating costs and emissions.

Diesel-to-natural gas engine conversions offer fleet operators the opportunity to secure their investment and capitalize on the long service life of diesel engines.

At this time the Company has received US, EPA approval for the Navistar DT466E and DT530E engine models, and a Certificate of Conformity for the Mack E7, Detroit Diesel Series 60 and Caterpillar 3406E/C15 engine models, as well as EURO VI certification from the European Union for the OT13 heavy-duty 13-liter natural gas engine.

In addition to the Conversion Kits, Omnitek sells individual replacement parts for the conversion kits and a high-pressure natural gas coalescent filter.

The key to the success of Omnitek’s technology is performance and reliability, which is achieved using the Company’s patented fuel-mixing device and an electronic control unit (ECU) which senses engine parameters in real time and instantly adjusts to deliver the correct amount of fuel and the correct ignition timing.

Omnitek does not perform installations of the conversion kits directly, but rather trains dealers and sub-dealers around the world to perform the engine conversions using the Omnitek technology.

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

Markets

Worldwide

The Company has the ability to sell and deliver its products anywhere in the world through its network of distributors, system integrators, fleet operators and engine conversion companies. The Company's conversion technology has been used to convert heavy-duty diesel engines to operate on natural gas worldwide since 2001 and has been successfully adapted to work with many different engine designs and configurations. More than 5,000 engines have been converted worldwide utilizing the Omnitek technology.

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

To achieve the conversions, we can supply engineering support to convert the engines locally. This offers an economic benefit to the local economy by keeping the rebuild work in the community.

In the second scenario, we would supply new low-polluting, alternative fuel engines. This may be a better option when the existing engines are based on old and outdated technology and/or strict emissions standards are in place.

Regulations

Engine conversions in the United States are subject to regulations imposed by the U.S. Environmental Protection Agency (“EPA”), and in California, the California Air Resources Board (“CARB”). At this time, the Company has received U.S. EPA approval for the Navistar DT466E and DT530E engine models, and a Certificate of Conformity for the Mack E7, Detroit Diesel Series 60 and Caterpillar 3406E/C15 engine models.

Engine conversions in Europe, and certain other regions, are subject to regulations imposed by the European Union (“EU”), or other local authorities. The Company has received EURO VI certification from the EU for the OT13 heavy-duty 13-liter natural gas engine.

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

Competitive business conditions and the Company’s competitive position in the industry and methods of competition

We believe our products have many important advantages, some of which are performance, ease of use, and competitive cost. We compete in a small segment of the transportation and energy arena. Most of the larger multinational corporations do not offer a complete solution for the markets the Company serves. We believe that competition in these markets is principally based on the quality of the product, performance, reliability, and price. Because of the Company’s limited financial resources, Omnitek could be at a competitive disadvantage compared with other suppliers offering competing products.

Competition - Diesel-to-Natural Gas Engine Conversions

The Company encounters competing products in countries with no enforced emission standards, and where low-tech systems are still being used. These systems can be used to convert low-power diesel engines found in these countries. However, converting emissions controlled high-power engines, as currently found in most countries, requires a sophisticated engine management system, like the one Omnitek offers.

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

Competition - New Natural Gas Engines

Under certain conditions, it is not cost effective, or technologically feasible, to convert certain old diesel engines to operate on natural gas. Emission standards sometimes dictate the use of highly sophisticated technology that cannot be easily retrofitted onto an older engine. For these situations, Omnitek offers purpose-built new engines which can be used in buses, trucks, generators and other mobile and stationary applications.

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

During the year ended December 31, 2024, two suppliers accounted for 83% of products purchased compared with the year ended December 31, 2023, where four suppliers accounted for 78% of products purchased.

Dependence on one or few major customers

The Company believes that the diversity of the product line offered alleviates the dependence on any customer. Through widespread use of our product line, Omnitek is striving to develop a wide base of customers. During the year ended December 31, 2024 four customers accounted for approximately 72% of sales. During the year ended December 31, 2023, eight customers accounted for approximately 91% of sales.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

Omnitek owns the following Patents and Trademarks:

US Patents:

REG NO.	Title	Filing Date	Jurisdiction
6374816	Apparatus and Method for Combustion Initiation	4/23/2001	United States
7426920	Fuel Mixer Apparatus and Method	06/06/2007	United States

Trademarks:

Mark	Reg No.	Class	Reg. Date	Owner	Jurisdiction
Omnitek	4525678	12	5/6/2014	Omnitek	United States
Omnitek	4525690	7	5/6/2015	Omnitek	United States

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

Engine conversions in Europe, and certain other regions, are subject to regulations imposed by the European Union (“EU”), or local authorities.

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

Research and Development

Research and development expenditures for 2024 and 2023, were $70,323 and $67,576 respectively, and were comprised of labor costs and charges for the purchase of equipment and parts for R&D.

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

Number of total employees and number of full-time employees

As of the date of this report, the Company had a total of six full-time employees. We believe we have a good working relationship with our employees, who are not represented by a collective bargaining organization, and there are no organized labor agreements or union agreements between Omnitek and any employees.

On occasion we outsource certain services and intend to continue to utilize the services of independent consultants and contractors when needed. We believe that this use of third-party service providers will enhance our ability to contain general and administrative expenses.

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

Concentration of Risks

Customers - Approximately eight customers accounted for 91% of revenue for the year ended December 31, 2024, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability.

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

Suppliers - Approximately four suppliers accounted for 78% of products purchased for the year ended December 31, 2024. Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.

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

Omnitek has an Employment Agreement in place with Mr. Funk that provides for continued service in his current capacities through May 3, 2027 and thereafter on a year-to-year basis. See “Narrative Disclosure to Summary Compensation Table” for details of Employment Agreements.

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

ITEM 3. LEGAL PROCEEDINGS

On September 16, 2022, the Company received a Summons and was named as a cross-defendant in the matter of Olson-Ecologic Engine Testing Laboratories, LLC -v- Michael Naylor, Omnitek Engineering Corp., and Moto Concerto, Inc., filed in the Superior Court of the State of California, County of Orange, Central Justice Center, Case

No. 30-2020-01171344. Olson-Ecologic Engine Testing Laboratories, LLC filed the cross-complaint in response to the original complaint filed by Michael Naylor against Olson-Ecologic Engine Testing Laboratories. Omnitek served as a subcontractor to Olson-Ecologic who received a grant in May 2017 from the California Energy Commission. In October 2017, very early in the project and before completion of the project, which was to run into 2020, Olson-Ecologic advised Omnitek that the California Energy Commission had terminated the project.  In the cross-complaint Olson-Ecologic alleges that Omnitek participated with Mr. Naylor in overcharging Olson-Ecologic, however, Olson-Ecologic does not provide a specific statement of facts or actions of what Omnitek allegedly did. Olson-Ecologic’s cross-complaint and allegations against Omnitek are without merit and Omnitek will vigorously defend the cross-complaint. As of the time of this report there are no material developments. The trial date is set for December 8, 2025.

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

	Company Common Stock Prices
2024	High	Low
Quarter ended December 31	$0.03	$0.01
Quarter ended September 30	$0.02	$0.01
Quarter ended June 30	$0.02	$0.01
Quarter ended March 31	$0.02	$0.02

2023
Quarter ended December 31	$0.03	$0.01
Quarter ended September 30	$0.03	$0.02
Quarter ended June 30	$0.04	$0.02
Quarter ended March 31	$0.05	$0.03

On April 9, 2025, the closing quotation per share for our common stock as reported on the OTCQB was $0.0157.

Holders

As of December 31, 2024 there were approximately 45 stockholders of record of our common stock. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.

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

Results of Operations

For the years ended December 31, 2024 and 2023

Revenues were $1,019,726 for 2024 compared with $1,055,314 in 2023, a decrease of $35,588, or 3.4%. The Company’s revenues remained steady between 2024 and 2023.

Total cost of goods sold decreased to $561,853 in 2024 from $644,660 in 2023, for a decrease of $82,807. Gross margin was $457,873 in 2024 compared with $410,654 in 2023. Gross margin as a percentage of sales for 2024 was 45 percent compared with 39 percent in 2023.

Our operating expenses for 2024 were $606,373 compared with $606,794 in 2023, a decrease of $421, or 0.06%. General and administrative expense for 2024 was $532,721 compared with $537,473 in 2023. Major components of general and administrative expenses in 2024 were insurance expense of $63,971, rent expense of $43,038 and salary and wages of $219,981. This compares with insurance expense of $53,056, rent expense of $43,298, and salary and wages of $225,609 in 2023. Research and development outlays were $70,323 in 2024 compared with $67,576 in 2023. The increase in general and administrative expense was primarily due to increase in litigation expense.

Our net loss in 2024 was $167,137, or ($0.01) per share, compared with $215,406, or ($0.01) per share, in 2023. Additionally, operating loss for the year ended December 31, 2024 was $148,500 compared with $196,140 for the year ended December 31, 2023.

Results for the year ended December 31, 2024 reflect non-cash expenses, including the value of options and warrants granted in the amount of $5,363 and depreciation and amortization of $3,329. For the year ended December 31, 2023, non-cash expenses included the value of options and warrants granted of $15,776, depreciation and amortization of $1,745.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are working capital funds available from sales. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At December 31, 2024, our current liabilities totaled $2,178,041 and our current assets totaled $881,764, resulting in negative working capital of $1,296,277.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $22,027,484 at December 31, 2024.

Operating Activities

We realized positive cash flow from operations of $30,077 for the year ended December 31, 2024, compared with positive cash flow of $17,211 for the year ended December 31, 2023.

Included in the net loss of $167,137 for the year ended December 31, 2024, are non-cash expenses, which are not a drain on our capital resources. In 2024, these non-cash expenses include the value of options and warrants granted in the amount of $5,363 and depreciation and amortization of $3,329.

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

Inventories

Inventories are stated at the lower of net realizable value, or average cost basis. The Company reviews inventories on hand at least annually and records provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and product expiration.

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

Liquidity & Going Concerns Policy

Historically, the Company has incurred net losses and negative cash flows from operations. Management believes that based on its operating plan, the projected sales, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months from the date these financial statements were issued.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. From time to time the Company has raised additional capital through the sale of equity and financing activities to support its operations, and should the need arise will attempt to do so in the future, however, it is uncertain whether the Company will be successful in its efforts to raise additional capital in the future, if necessary.

Revenue Recognition

In general, revenue is recognized when a performance obligation is met. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account for revenue recognition.

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

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which amends the disclosure to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis for to enable investors to develop more decision-useful financial analyses. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company is currently assessing potential impacts of ASU 2023-06 and does not expect the adoption of this guidance will have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, " Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which amends the disclosure to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. For entities other than public business entities, the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing potential impacts of ASU 2023-09 and does not expect the adoption of this guidance will have a material impact on its financial statements and disclosures and the Company is in a loss position and not incurring any tax expenses.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements, including the Report of Independent Registered Public Accounting Firm on our consolidated financial statements, are included following the signature page to this report beginning on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2024. Based on that evaluation, it was concluded that the disclosure controls and procedures were not effective as of December 31, 2024.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting, using criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on that assessment, management identified material weaknesses in internal control over financial reporting as of December 31, 2024, as further described below. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2024, were not effective, based on COSO’s framework.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director
Werner Funk	66	President, CEO, Secretary, Principal Accounting Officer and Director	One Year	May 2001 to Present

Gary S. Maier	71	Director	One Year	August 2012 to Present

John M. Palumbo	69	Director	One Year	October 2013 to Present

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

Business Experience

The business experience during the past five years of each of the persons presently listed above as an Officer or Director of Omnitek or a Significant Employee is as follows:

Werner Funk – Mr. Funk was born in Germany. He has been a Director and the CEO of Omnitek since its formation in May of 2001.  Mr. Funk has more than 40 years of experience in international business, manufacturing, engineering, marketing and Internet commerce.  He is responsible for management, marketing and new product design.  Mr. Funk was educated in Germany where he attended high school and vocational college for automotive technology and graduated with honors receiving a bachelor’s degree in automotive technology. While living in Germany, he worked for Mercedes-Benz and was the assistant crew chief of a Porsche factory sponsored racing team. Mr. Funk moved to the United States in 1978, where upon he started Nology Engineering Inc., a California Corporation, which designs, manufactures and markets automotive products for the performance aftermarket.  Mr. Funk also currently serves as the CEO of Nology Engineering Inc.  Mr. Funk is listed as the inventor/co-inventor on several patents and patent applications.

Gary S. Maier – Mr. Maier was appointed as a Director of the Company on August 3, 2012, and is an investor relations veteran with more than 35 years of industry experience. He serves as vice president of corporate communications and investor relations for Motorcar Parts of America (Nasdaq: MPAA). He founded Maier & Company, Inc. in 2003. Earlier in his career he was a principal of another Los Angeles-based investor relations firm. He has counseled diverse clients ranging in size from multi-billion-dollar organizations to emerging growth public and private companies across the country. His career includes positions with an international public relations firm and a proxy solicitation firm offering investor relations services, both based in New York, as well as a Chicago-based financial relations agency. His experience also includes local and national political campaigns Maier served as a board member for 18 years, including a term as president of Veterans Park Conservancy, a non-profit community public/private partnership dedicated to the enhancement and preservation of four hundred acres of federal land to honor our nation’s veterans. He served for several years on the board of Southern California’s Colony Theater Company. Maier holds bachelor and master of philosophy degrees from Ohio University and completed course work toward a Ph.D. in philosophy at DePaul University. He served on the adjunct faculties of DePaul and Loyola

University in Chicago and is a graduate of New York University’s Graduate School of Business Administration’s Careers in Business program.

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by Omnitek and representations from certain reporting persons, Omnitek believes that for the fiscal year ended December 31, 2024, all the officers, directors and more than 10% beneficial owners complied with the above-described filing requirements.

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

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the periods ended December 31, 2024, and 2023, (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)
Werner Funk	2024	$150,000	-	$3,771	-	$-	$153,771
CEO, President, and Secretary	2023	$150,000	-	$1,795	-	$-	$151,795

Narrative Disclosure to Summary Compensation Table

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

Compensation of Directors

There was no compensation paid to any director who was not a Named Executive Officer during the year ended December 31, 2024, other than that provided for attendance at meetings.

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

On May 3, 2024 in conjunction with and pursuant to the terms of the Employment Agreement entered into between the Company and Mr. Funk, the Company granted to Mr. Funk a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 300,000 shares of common stock, at an exercise price of $0.015 per share representing 110% of the closing price of the common stock as reported on the OTCBB as of the date of grant (i.e. May 3, 2024). One-thirty sixth (1/36) of the total number of shares subject to the Option shall vest and become exercisable at the end of each month following the Date of Grant on the same day of each month as the Date of Grant, so that all shares subject to the Options will be fully vested on the third anniversary of the Date of Grant. The Options will be exercisable for a period of seven (7) years from the Date of Grant will be incentive stock options to the extent permitted by applicable law.

No underwriters were used. The securities were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933. The individuals receiving the options were intimately acquainted with the Company’s business plan and proposed activities at the time of issuance and possessed information on the Company necessary to make an informed investment decision.

Outstanding Equity Awards At Year-End

The following table provides information for the named executive officers on stock option holdings as of December 31, 2024.

Name	Grant Date	Number of Shares of Stock Underlying Unexercised Vested Options (#)	Number of Shares of Stock Underlying Options that Have Not Vested (#)	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Werner Funk President and CEO	1/11/2018	50,000	-	-	$0.077	1/10/2025
	1/15/2018	300,000	-	-	$0.077	1/14/2025
	1/16/2019	50,000	-	-	$0.099	1/15/2026
	3/27/2020	50,000	-	-	$0.066	3/26/2027
	3/10/2021	300,000		-	$0.116	3/9/2028
	4/18/2022	50,000	-	-	$0.0584	4/17/2029
	4/18/2023	50,000	-	-	$0.0397	4/17/2030
	4/25/ 2024	50,000	-	-	$0.0176	4/24/2031
	5/3/2024	300,000	241,667	-	$0.015	5/2/2031

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables sets forth certain information, as of December 31, 2024, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group.

Security Ownership of Certain Beneficial Owners

The following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner	Number and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1345 Specialty Dr. #E Vista, CA 92081	9,333,192(1) (2)	42.49%

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

(1)Consists of 8,358,132 shares of common stock owned beneficially and of record directly, currently vested options to purchase 958,333 shares of common stock, and options to purchase 16,667 shares of common stock which Mr. Funk currently has or will have within 60 days the right to acquire pursuant to stock options.

(2)Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

Security Ownership of Management

The following table sets forth the number of securities and nature of beneficial ownership of any class of our voting securities held by all of Omnitek’s current directors and executive officers.

Title of Class	Name and Address of Beneficial Owner	Number and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1345 Specialty Dr. #E Vista, CA 92081	9,333,192(1) (2)	42.49%

Common Stock	Gary S. Maier 1345 Specialty Dr. #E Vista, CA 92081	461,500(3)	2.10%

Common Stock	John M. Palumbo 1345 Specialty Dr. #E Vista, CA 92081	499,820(4)	2.28%

Common Stock	Directors and Executive Officers as a Group (3 persons)	10,294,512	46.87%

As of April 15, 2025, there are 21,948,091 shares of common stock outstanding.

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

(1)Consists of 8,358,132 shares of common stock owned beneficially and of record by Mr. Funk directly, currently vested options to purchase 958,333 shares of common stock, and options to purchase 16,667 shares of common stock which Mr. Funk currently has or will have within 60 days the right to acquire pursuant to stock options.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	2,340,000(1)	$0.25	3,284,444(2)

Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	2,340,000	$0.25	3,284,444

(1)Of these shares, 290,000 options are outstanding under the 2017 Plan and 2,050,000 options are outstanding under the 2015 Plan.

(2)Represents 2,950,000 shares available for issuance under the 2017 Plan and 334,444 shares available for issuance under the 2015 Plan. No new awards will be granted under the 2011 Plan.  Shares available under the 2015 Plan may be used for any type of award authorized in that plan, including stock options, stock appreciation rights, and full-value awards.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On January 19, 2017, the Company issued a promissory note for $15,000 to its CEO. The note has an annual interest rate of 5% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before January 19, 2018. The maturity date of the note was extended annually for additional one-year period, with a current due date of January 19, 2024. On September 15, 2023, the lender elected to transfer the unpaid principal balance of $15,000 to and consolidate the balance with the Working Capital Promissory Note.

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

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. On December 14, 2021, the maturity date of convertible promissory note was extended for an additional period of 3 months until March 4, 2022. Subsequently the maturity date was extended for additional periods to June 4, 2022, September 4, 2022, December 4, 2022, June 4, 2023 and December 4, 2023. On December 4, 2023 the Company made a payment of $10,000 reducing the outstanding balance to $10,000 and also extended the note until December 4, 2024. On December 4, 2024 the note was extended until December 4, 2025. The note has a conversion feature, wherein, at the maturity date, the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of December 31, 2024.

As of December 31, 2024, and December 31, 2023, Convertible Notes – Related Party consisted of the following:

	December 31, 2024	December 31, 2023
Convertible Notes payable, related parties	$10,000	$10,000
Less current portion	(10,000)	(10,000)
Total	$-	-

On April 25, 2024, in consideration for their services as directors, the Company granted (a) to each of our independent directors, Messrs. Gary S. Maier and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan to purchase 50,000 shares of common stock, at an exercise price of $0.016, representing 100% of the closing price of the common stock of the Corporation as of such date, and (b) to director Werner Funk, a Non-Qualified Stock Option pursuant to purchase 50,000 shares of common stock, at an exercise price of $0.0176, representing 110% of the closing price of the common stock of the Corporation as of such date. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

On May 3, 2024 in conjunction with and pursuant to the terms of the Employment Agreement entered into between the Company and Mr. Funk, the Company granted to Mr. Funk a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 300,000 shares of common stock, at an exercise price of $0.015 per share representing 110% of the closing price of the common stock as reported on the OTCBB as of the date of grant (i.e. May 3, 2024). One-thirty sixth (1/36) of the total number of shares subject to the Option shall vest and become exercisable at the end of each month following the Date of Grant on the same day of each month as the Date of Grant, so that all shares subject to the Options will be fully vested on the third anniversary of the Date of Grant. The

Options will be exercisable for a period of seven (7) years from the Date of Grant will be incentive stock options to the extent permitted by applicable law.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2024, we incurred $34,280 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2024.

During the fiscal year ended December 31, 2023, we incurred $54,643 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2023.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2024, and 2023, for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2024, and 2023, for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $3,250 and $3,250, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2024, and 2023, for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV.

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.Financial Statements. The following financial statements are filed as part of this report:

3. Exhibits. The following exhibits are either filed as a part hereof or are incorporated by reference. Exhibit numbers correspond to the numbering system in Item 601 of Regulation S-K.

Exhibit Number*	Description of Exhibit
3(i)	Amended and Restated Articles (1)
3(ii)	Amended and Restated By-Laws (1)
10.1	Werner Funk Employment Agreement dated May 3, 2024(2)
14	Code of Ethics (3)
31(i)	CEO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (4)
31(ii)	CFO certification pursuant to Section 302 of the Sarbanes – Oxley Act of 2002 (4)
32	CEO and CFO certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)
101**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase

(1)  Incorporated by reference from our Registration Statement on Form 10 filed with the SEC on April 27, 2010.

(2)  Incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 9, 2024.

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

Omnitek Engineering Corp.
/s/ Werner Funk
Dated: April 15, 2025
By: Werner Funk
Its: Chief Executive Officer, Secretary,
Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 15, 2025	/s/ Werner Funk
Werner Funk, Director

Dated: April 15, 2025	/s/ Gary S. Maier
Gary Maier, Director

Dated: April 15, 2025	/s/ John M. Palumbo
John M. Palumbo, Director

OMNITEK ENGINEERING CORP.

FINANCIAL STATEMENTS

December 31, 2024 and 2023

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Omnitek Engineering Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Omnitek Engineering Corp. (the "Company”) as of December 31, 2024 and 2023, the related Statement of Operations, Statement of Stockholders’ Deficit and Statement of Cash Flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the result of its operations and its cash flow for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the entity's ability to continue as going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring operating losses and has an accumulated deficit of $ 22,027,484 and $ 21,860,347 as of December 31, 2024, and 2023 respectively and working capital deficit of $1,296,277 and $1,096,991 as of December 31, 2024 and 2023. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical Audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as whole, and we are not, by communicating the critical audit matters below, providing separate audit opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Inventory obsolescence

Description of the Matter:

As described in Note 2(e) and Note 6 to the financial statements, the Company's inventories are valued at the lower of cost or net realizable value, determined on an average cost basis. The Company also determines a reserve for slow moving and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which consider historical usage, known trends, inventory age, and market conditions. At December 31, 2024, the approximate balance of inventory and inventory reserves were $1,275,665 and $1,008,049 respectively.

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

•We tested the calculations and application of management's methodologies related to the valuation estimates of slow-moving inventory.

•We evaluated the impact of the allowance/write back of inventory reserve recorded in the financial statements

Mercurius & Associates LLP

We have served as the Company’s auditor since 2023.

New Delhi, India

April 15, 2024

OMNITEK ENGINEERING CORP.

Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS
Cash	$104,445	$73,703
Accounts receivable, net	11,075	12,233
Accounts receivable - related parties	3,088	1,304
Inventories, net	267,616	370,838
Deposits	495,540	24,443
Total Current Assets	881,764	482,521

PROPERTY & EQUIPMENT, net	8,673	5,667

OTHER ASSETS
Operating lease – right-of-use asset	212,504	345,459
Long-term deposit	13,514	13,514
Total Long-Term Assets	234,691	364,640

TOTAL ASSETS	$1,116,455	$847,161

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$334,223	$323,236
Accrued management compensation	636,311	635,158
Accounts payable - related parties	139,834	131,285
Notes payable - related parties	44,940	37,940
Convertible notes payable – related party	10,000	10,000
Customer deposits	845,272	310,025
Operating lease liabilities - current	167,461	131,868
Total Current Liabilities	2,178,041	1,579,512

LONG-TERM LIABILITIES
Loans payable – SBA	199,000	199,000
Operating lease liabilities – long-term	86,878	254,339
Total Long-term Liabilities	285,878	453,339
Total Liabilities	2,463,919	2,032,851

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,948,091 shares, respectively issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,072,934	12,067,571
Accumulated deficit	(22,027,484)	(21,860,347)
Total Stockholders' Deficit	(1,347,464)	(1,185,690)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,116,455	$847,161

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023

REVENUES	$1,019,726	$1,055,314
COST OF GOODS SOLD	561,853	644,660

GROSS MARGIN	457,873	410,654

OPERATING EXPENSES

General and administrative	532,721	537,473
Research and development	70,323	67,576
Depreciation and amortization	3,329	1,745

Total Operating Expenses	606,373	606,794

LOSS FROM OPERATIONS	(148,500)	(196,140)

OTHER INCOME (EXPENSE)

Allowance for obsolete inventory	(85,171)	4,877
Other Income	87,891	-
Interest expense	(20,557)	(23,343)

Total Other Income (Expense)	(17,837)	(18,466)

LOSS BEFORE INCOME TAXES	(166,337)	(214,606)
INCOME TAX EXPENSE	800	800

NET LOSS	$(167,137)	$(215,406)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC	21,948,091	21,948,091
- FULLY DILUTED	21,948,091	21,948,091
The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(167,137)	$(215,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	3,329	1,745
Options and warrants issued for services	5,363	15,776
Write-off of contract asset	-	-
Amortization of ROU asset	132,955	126,883
Inventory reserve	85,171	(4,877)
Changes in operating assets and liabilities:
Accounts receivable	1,158	(2,053)
Operating lease liability	(131,868)	(118,756)
Accounts receivable–related parties	(1,784)	948
Deposits	(471,097)	(16,786)
Inventory	18,051	177,392
Accounts payable and accrued expenses	10,987	(30,355)
Customer deposits	535,247	78,607
Accounts payable-related parties	8,549	4,093
Accrued management compensation	1,153	-
Net Cash Provided by (Used in) Operating Activities	30,077	17,211
INVESTING ACTIVITIES
Purchase of fixed assets	(6,335)	-
Net Cash Used in Investing Activities	(6,335)	-
FINANCING ACTIVITIES
Proceeds from related party payable	7,000	113
Net Cash Provided by Financing Activities	7,000	113

NET CHANGE IN CASH	30,742	17,324
CASH AT BEGINNING OF YEAR	73,703	56,379
CASH AT END OF YEAR	$104,445	$73,703
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$21,587	$27,537
Income taxes	$800	$800

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	21,948,091	$8,607,086	$12,051,795	$(21,644,941)	$(986,060)

Value of options and warrants
issued for services	-	-	15,776	-	15,776

Net income for the year ended
December 31, 2023	-	-	-	(215,406)	(215,406)

Balance, December 31, 2023	21,948,091	$8,607,086	$12,067,571	$(21,860,347)	$(1,185,690)

Value of options and warrants
issued for services	-	-	5,363	-	5,363

Net income for the year ended
December 31, 2024	-	-	-	(167,137)	(167,137)

Balance, December 31, 2024	21,948,091	$8,607,086	$12,072,934	$(22,027,484)	$(1,347,464)
The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2024, and 2023

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

Omnitek Engineering, Corp. (“Omnitek” or “the Company”) was incorporated on October 9, 2001 under the laws of the State of California. Omnitek develops and sells proprietary technology to convert diesel engines to an alternative fuel, new alternative fuel engines, and complementary products. Omnitek products are available for stationary applications and the global transportation markets – including light commercial vehicles, buses, heavy-duty trucks, as well as rail and marine applications. The technology can be applied for compressed natural gas (“CNG”), liquefied natural gas (“LNG”), renewable natural gas (“Biogas” or “RNG”), or Hydrogen (“H2”), as well as liquid petroleum gas (“Propane” or LPG”). Omnitek began operations on October 10, 2001, and was a spin-off from Nology Engineering, Inc.

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

d.       Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful accounts for the years ended December 31, 2024, and 2023, was $0 and $0, respectively. Additionally, bad debt expense for the years ended December 31, 2024, and 2023, was $0 and $0, respectively.

e.       Inventories

Inventories are stated at the lower of net realizable value, or average cost basis. The Company reviews inventories on hand at least annually and records provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and product expiration.

Accordingly, the Company has established an allowance for the cost of such obsolete inventory.

f.       Long-Lived Assets

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances indicate that there may be an impairment. The Company compares the estimated undiscounted future cash flows to the carrying

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2024, and 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

value of the long-lived assets to determine if impairment has occurred. In the event that impairment has occurred, the Company recognize the impairment immediately. No impairment expense was recognized as of December 31, 2024, or 2023.

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

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the years ended December 31, 2024, and 2023, respectively.

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

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2024, and 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	December 31,			December 31,
		2024			2023
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$359,343	-	359,343	$342,146	-	342,146
International	660,383		660,383	713,168		713,168
	$1,019,726		1,019,726	$1,055,314		1,055,314

Filters	491,939	-	491,939	528,917	-	528,917
Components	527,787	-	527,787	526,397	-	526,397
Engineering Services	-		-	-		-
	$1,019,726		1,019,726	$1,055,314		1,055,314

i.       Cost of Goods Sold

The Company includes product costs (i.e., material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of goods sold.

j.       Research and Development

The Company expenses the costs for research and development during the period incurred. During the years ended December 31, 2024, and 2023, the Company incurred research and development expenses of $70,323 and $67,576, respectively.

k.       Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended December 31, 2024, and 2023, the Company expensed $-0- and $-0-, respectively.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2024, and 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m.       Basic and Diluted Loss Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 2,106,667 and 2,720,556 stock options and warrants that would have been included in the fully diluted earnings per share computation as of December 31, 2024 and 2023, respectively. However, in 2024, the common stock equivalents were not included in the loss per share computation because they are anti-dilutive.

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

p.       Concentration of Risks

Customers

During the year ended December 31, 2024, four customers accounted for approximately 72% of sales.

During the year ended December 31, 2023, eight customers accounted for approximately 91% of sales.

Suppliers

During the year ended December 31, 2024, two suppliers accounted for 83% of products purchased.

During the year ended December 31, 2023, four suppliers accounted for 78% of products purchased.

q.       Liquidity and Going Concern

Historically, the Company has incurred net losses and positive cash flows from operations. As of December 31, 2024, the Company had an accumulated deficit of $22,027,484 and total stockholders’ deficit of $1,347,464. At December 31, 2024, the Company had current assets of $881,764 including cash of $104,445, and current liabilities of $2,178,041, resulting in negative working capital of $1,296,277. For 2024, the Company reported a net loss of $167,137 and net cash provided by operating activities of $30,077. Management believes that based on its operating

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2024, and 2023

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

plan, the projected sales for 2025, combined with funds available from its working capital, will be sufficient to fund operations for the next twelve months from the date these financial statements were issued. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

r.       Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements, and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which amends the disclosure to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis for to enable investors to develop more decision-useful financial analyses. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company is currently assessing potential impacts of ASU 2023-06 and does not expect the adoption of this guidance will have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, " Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which amends the disclosure to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. For entities other than public business entities, the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing potential impacts of ASU 2023-09 and does not expect the adoption of this guidance will have a material impact on its financial statements and disclosures and the Company is in a loss position and not incurring any tax expenses.

NOTE 3 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. For the periods ended December 31, 2024 and December 31, 2023, the balance due under customer deposits was $845,272 and $310,025, respectively.

NOTE 4 – CONTRACT ASSETS AND LIABILITIES

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the balance sheet. For Omnitek’s long-term contracts, amounts are generally billed as work progresses in accordance with agreed-upon contractual terms. As of December 31, 2024, the company had no long-term contract liabilities.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2024, and 2023

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

During the year ended December 31, 2024, cash paid for amounts included in the measurement of operating lease liabilities was $131,868 and the Company recorded operating lease expenses included in operating expenses of $43,038 and cost of sales of $106,124, for a total of $149,162.

Supplemental balance sheet information related to leases as of December 31, 2024 was as follows:

Operating leases:
Operating lease right-of-use-assets	212,504
Operating lease liabilities - current	167,461
Operating lease liabilities – long-term	86,878
Incremental borrowing rate:
Operating leases	4.94%

As of December 31, 2024, maturities of operating lease liabilities were as follows:

Years ending December 31,

2025	176,268
Thereafter	88,134
Total lease payments	264,402
Less: Imputed interest	(10,063)
Total lease liability	254,339
Less: current lease liability	(167,461)
Long-term lease liability	$86,878

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2024, and 2023

NOTE 6 – INVENTORIES

Inventories are located in Vista, California and at December 31, 2024, and 2023, consisted of the following:

	December 31,	December 31,
	2024	2023
Raw materials	$841,054	$799,642
Finished goods	434,611	494,074
Total	$1,275,665	$1,293,716
Allowance for obsolete inventory
Opening allowance	922,878	927,755
Allowance/(Reversal) for the Year	85,171	(4,877)
Closing allowance	1,008,049	922,878
Total	$267,616	$370,838

The Company has established an allowance for obsolete inventory. The net change in obsolete inventory has an increase of $85,171 and decrease of $4,877, for the years ended December 31, 2024, and December 31, 2023, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at December, 2024, and 2023, consisted of the following:

	December 31,	December 31,
	2024	2023
Production/Office equipment	$74,792	$68,456
Leasehold Improvements	4,689	4,689
Less: accumulated depreciation	(70,808)	(67,478)
Total	$8,673	$5,667

Depreciation expense for the years ended December 31, 2024, and 2023, was $3,329 and $1,745, respectively.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2024, and 2023

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

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. On December 14, 2021, the maturity date of convertible promissory note was extended for an additional period of 3 months until March 4, 2022. Subsequently the maturity date was extended for additional periods to June 4, 2022, September 4, 2022, December 4, 2022, June 4, 2023 and December 4, 2023. On December 4, 2023 the Company made a payment of $10,000 reducing the outstanding balance to $10,000 and also extended the note until December 4, 2024. On December 4, 2024 the note was extended until December 4, 2025. The note has a conversion feature, wherein, at the maturity date, the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of December 31, 2024.

As of December 31, 2024, and December 31, 2023, Convertible Notes – Related Party consisted of the following:

	December 31, 2024	December 31, 2023
Convertible Notes payable, related parties	$10,000	$10,000
Less current portion	(10,000)	(10,000)
Total	$-	-

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

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2024, and 2023

NOTE 8 – NOTES PAYABLE – RELATED PARTIES (continued)

As of December 31, 2024, and December 31, 2023 Note Payable – Related Party consisted of the following:

	December 31, 2024	December 31, 2023
Note payable, related party	$44,940	$37,940
Total	$44,940	$37,940

NOTE 9 – DEBT

Loans payable – SBA Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing May 21, 2022 (i.e., twenty-four (24) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. As of December 31, 2024, accrued interest was $9,436. Current monthly payments are applied to the accrued interest. The obligations under the Loan Authorization and Agreement, and the Note shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of December 31, 2024, and December 31, 2023, Debt consisted of the following:

	December 31,	December 31,
	2024	2023
Loan payable – SBA EIDL	$199,000	$199,000
Less current portion	-	-
Total	$199,000	$199,000

As of December 31, 2024 accrued interest was $9,436.

NOTE 10 – COMMITMENTS

As of December 31, 2024, and 2023, the Company had outstanding purchase commitments for inventory totaling $712,296 and $195,606, respectively. Of these amounts, the Company had prepayments of $494,140 as of December 31, 2024, and $23,113 as of December 31, 2023, and had commitments for future cash outlays for inventory totaling $218,156 and $172,493, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties for purchases of goods and services from related parties. As of December 31, 2024, and December 31, 2023, the Company owed board members for such goods and services $139,834 and $131,285 respectively.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2024, and 2023

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Accounts Receivable – Related Parties

As of December 31, 2024, and December 31, 2023, the Company was owed $3,088 and $1,304, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Expenses

During the periods ended December 31, 2024, and December 31, 2023, the Company’s president was due amounts for services performed for the Company. As of December 31, 2024, and December 31, 2023 the accrued management fees consisted of the following:

	December 31, 2024	December 31, 2023
Amounts due to the president	$636,311	$635,158
Total	$636,311	$635,158

NOTE 12 – STOCKHOLDERS’ EQUITY

Options and Warrants

The Company has no warrants outstanding.

On April 14, 2023, options to purchase 720,000 shares of common Stock expired.

On February 9, 2024, options to purchase 855,556 shares of common stock expired.

During the years ended December 31, 2024, and 2023, the Company granted 450,000 and 150,000 options for services, respectively. During the years ended December 31, 2024, and 2023, the Company recognized expenses of $5,363 and $15,776 related to options that vested during the years, pursuant to ASC Topic 718. The total remaining amount of compensation expense to be recognized in future periods is $3,268.

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015, Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2024, the Company has a total of 290,000 options issued under the 2015 plan.

On October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2024, the Company had a total of 1,600,000 options issued under the plan.

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

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2024, and 2023

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	December 31, 2024	December 31, 2023
Expected volatility	210%	206%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	4.66%	3.63%

A summary of the status of the options granted at December 31, 2024 and December 31, 2023 and changes during the years then ended is presented below:

	December 31, 2024		December 31, 2023
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,745,556	$0.11	3,265,556	$0.15
Granted	450,000	0.02	150,000	0.04
Exercised	-	-	-	-
Expired or cancelled	(855,556)	0.18	(670,000)	0.28
Outstanding at end of year	2,340,000	0.06	2,745,556	0.11
Exercisable	2,106,667	$0.07	2,720,556	$0.11

A summary of the status of the options outstanding at December 31, 2024 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-1.00	2,340,000	2.76 years	2,106,667	$0.07

A summary of the status of the options outstanding at December 31, 2023 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-1.00	2,745,556	2.04 years	2,720,556	$0.11

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2024, and 2023

NOTE 13 – INCOME TAXES

The provision for income taxes for the year ended December 31, 2024 and 2023 consists of the following:

	December 31,	December 31,
	2024	2023
Federal
Current	$-	$-
Deferred	-	-
State
Current	$800	$800
Deferred	-	-
Income tax expense	$800	$800

Net deferred tax assets consist of the following components as of December 31, 2024, and 2023:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryover	$8,117,452	$8,035,407
Research and development carry forward	131,088	131,088
Inventory reserve	241,937	221,491
Allowance for doubtful accounts	3,600	3,600
Warranty allowance	3,068	3,068
Accrued compensation	152,438	152,438
Deferred tax liabilities:
Depreciation	(35,281)	(34,482)
Valuation allowance	(8,614,302)	(8,512,610)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rate of 24% as of December 31, 2024 and December 31, 2023 to pretax income from continuing operations for the year ended December 31, 2024 and 2023 due to the following:

	December 31,	December 31,
	2024	2023
Book income (loss)	$(39,604)	$(51,697)
Meals and entertainment	-	-
State tax deduction	-	-
Deferred rent	-	-
Stock/Options for services	1,287	3,786
Officer’s life ins premium	260	260
Depreciation	799	416
Accrued compensation	-	-
Inventory reserve	20,446	(1,170)
Valuation allowance	34,424	97,611
Net operating of carryover	(16,812)	(48,406)
Income Tax Expense	$800	$800

On December 21, 2017, the TCJA was enacted. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35 percent to 21 percent beginning January 1, 2018, requires companies to pay a one-time transition tax on certain previously unremitted earnings on non-U.S. subsidiaries, creates new taxes on certain foreign sourced earnings and imposes additional limitations on certain deductions, including interest expense and net operating losses arising after 2017. The Company has assessed the impact of the TCJA and is not subject to the one-time

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2024, and 2023

NOTE 13 – INCOME TAXES (continued)

transition tax. The Company remeasured certain deferred tax assets and liabilities based on the rates that they are expected to reverse in the future, which is generally 21 percent under TCJA. The decrease in the Company’s net deferred tax assets was offset by a corresponding decrease in its valuation allowance.

At December 31, 2024, the Company had net operating loss carry forwards of approximately $8,117,452 through 2034.  No tax benefit has been reported in the December 31, 2024, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – CONTINGENT LIABILITY

On September 16, 2022 the Company received a Summons and was named as a cross-defendant in the matter of Olson-Ecologic Engine Testing Laboratories, LLC -v- Michael Naylor, Omnitek Engineering Corp., and Moto Concerto, Inc., filed in the Superior Court of the State of California, County of Orange, Central Justice Center, Case No. 30-2020-01171344. Olson-Ecologic Engine Testing Laboratories, LLC filed the cross-complaint in response to the original complaint filed by Michael Naylor against Olson-Ecologic Engine Testing Laboratories. Omnitek served as a subcontractor to Olson-Ecologic who received a grant in May 2017 from the California Energy Commission. In October 2017, very early in the project and before completion of the project, which was to run into 2020, Olson-Ecologic advised Omnitek that the California Energy Commission had terminated the project. In the cross-complaint Olson-Ecologic alleges that Omnitek participated with Mr. Naylor in overcharging Olson-Ecologic, however, Olson-Ecologic does not provide a specific statement of facts or actions of what Omnitek allegedly did. Olson-Ecologic’s cross-complaint and allegations against Omnitek are without merit and Omnitek will vigorously defend the cross-complaint. As of the time of this report there are no material developments. The trial date is set for December 8, 2025.

NOTE 15 – SUBSEQUENT EVENTS

None