Form 10-K/A
period 2024-12-31
Omnitek Engineering Corp
filed 2025-04-16
CIK 1404804

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

Documents Incorporated By Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) of Omnitek Engineering Corp. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ending December 31, 2024, originally filed with the Securities and Exchange Commission on April 15, 2025 (the “Original Report”). This Amendment is being filed solely for the purpose of making corrections to the Date and Signature of Auditors Report.

Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the Original Filing Date.

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

/s/ Mercurius & Associates LLP

We have served as the Company’s auditor since 2023.

New Delhi, India

April 15, 2025

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