Form 10-Q
period 2025-03-31
Omnitek Engineering Corp
filed 2025-05-20
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2025

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
N/A

As of May 20, 2025, the Registrant had 21,948,091 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$45,830	$104,445
Accounts receivable, net	-	11,075
Accounts receivable – related parties	9,024	3,088
Inventories, net	549,298	267,616
Deposits	250,901	495,540
Total Current Assets	855,053	881,764

Property & Equipment, net	7,709	8,673

LONG-TERM ASSETS
Operating lease – right-of-use asset	178,186	212,504
Long-term deposit	13,514	13,514
Total Long-Term Assets	191,700	226,018

TOTAL ASSETS	$1,054,462	$1,116,455
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$361,308	$334,223
Accrued management compensation	638,619	636,311
Accounts payable - related parties	138,331	139,834
Notes payable - related parties	95,440	44,940
Convertible notes payable – related party	10,000	10,000
Customer deposits	772,298	845,272
Operating lease liabilities - current	169,538	167,461
Total Current Liabilities	2,185,534	2,178,041
LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	199,000	199,000
Operating lease liabilities – long-term	43,707	86,878
Total Long-term Liabilities	242,707	285,878
Total Liabilities	2,428,241	2,463,919

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,948,091 shares, respectively issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,073,279	12,072,934
Accumulated deficit	(22,054,144)	(22,027,484)
Total Stockholders' Deficit	(1,373,779)	(1,347,464)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,054,462	$1,116,455

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations (unaudited)

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

REVENUES	$359,746	$237,077
COST OF GOODS SOLD	218,778	153,358
GROSS MARGIN	140,968	83,719

OPERATING EXPENSES

General and administrative	132,451	126,045
Research and development	18,309	18,471
Depreciation and amortization	964	436

Total Operating Expenses	151,724	144,952

LOSS FROM OPERATIONS	(10,756)	(61,233)

OTHER INCOME (EXPENSE)

Interest expense	(6,290)	(5,225)
Other expense	(9,838)	-
Other income	224	-

Total Other Income (Expense)	(15,904)	(5,225)

LOSS BEFORE INCOME TAXES	(26,660)	(66,458)
INCOME TAX EXPENSE	-	-

NET LOSS	$(26,660)	$(66,458)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	21,948,091	21,948,091

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2025	March 31, 2024
OPERATING ACTIVITIES
Net income (loss)	$(26,660)	$(66,458)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	964	436
Stock option expense	345	1,963
Inventory reserve	9,858	874
Amortization of ROU asset	34,318	32,646
Changes in operating assets and liabilities:
Accounts receivable	11,075	(5,068)
Accounts receivable–related parties	(5,936)	(21)
Deposits	244,639	(136,814)
Inventory	(291,540)	43,327
Accounts payable and accrued expenses	27,085	2,819
Customer deposits	(72,974)	99,293
Operating lease liability	(41,094)	(30,615)
Accounts payable-related parties	(1,503)	1,235
Accrued management compensation	2,308	2,884
Net cash provided by (used in) operating activities	(109,115)	(53,499)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable – related party	50,500	-

Net cash provided by (used in) financing activities	50,500	-

NET CHANGE IN CASH	(58,615)	(53,499)
CASH AT BEGINNING OF YEAR	104,445	73,703

CASH AT END OF PERIOD	$45,830	$20,204
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$6,966	$5,307

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit (unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	21,948,091	$8,607,086	$12,072,934	$(22,027,484)	$(1,347,464)

Value of options and warrants issued for services	-	-	345		345

Net loss for the three months ended March 31, 2025	-	-		(26,660)	(26,660)

Balance, March 31, 2025	21,948,091	$8,607,086	$12,073,279	$(22,054,144)	$(1,373,779)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	21,948,091	$8,607,086	$12,067,571	$(21,860,347)	$(1,185,690)

Value of options and warrants issued for services	-	-	1,963		1,963

Net loss for the three months ended March 31, 2024	-	-		(66,458)	(66,458)

Balance, March 31, 2024	21,948,091	$8,607,086	$12,069,534	$(21,926,805)	$(1,250,185)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2025
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2025, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2024, audited financial statements.  The results of operations for the periods ended March 31, 2025, and March 31, 2024, are not necessarily indicative of the operating results for the full years.

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
March 31, 2025
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Assurance-type warranties are the only warranties provided by the Company and, as such, Omnitek does not recognize revenue on warranty-related work. Omnitek generally provides a one-year warranty for products that it sells. Warranty claims historically have been insignificant.

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	For the three months ended		For the three months ended
	March 31, 2025		March 31, 2024
Segments	Consumer Products	Total	Consumer Products	Total
Domestic	$112,033	112,033	$80,409	80,409
International	247,713	247,713	156,668	156,668
	$359,746	359,746	$237,077	237,077

Filters	$160,093	160,093	$68,388	68,388
Components	199,653	199,653	168,689	168,689
Engineering Services	-	-	-	-
	$359,746	359,746	$237,077	237,077

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

Location : Vista, CA	March 31,	December 31,
	2025	2024
Raw materials	$1,122,518	$841,054
Finished goods	444,687	434,611
Total	$1,567,205	$1,275,665
Allowance for obsolete inventory
Opening allowance	1,008,049	922,878
Additional allowance	9,858
Earlier year allowance/(reversal) write back	-	85,171
Closing allowance	1,017,907	1,008,049
Total	$549,298	$267,616

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $9,858 and $0.00, for the periods ended March 31, 2025, and March 31, 2024, respectively.

Property and Equipment

Property and equipment at March 31, 2025, and December 31, 2024, consisted of the following:

	March 31,	December 31,
	2025	2024
Production equipment	$74,792	$74,792
Leasehold Improvements	4,689	4,689
Less: accumulated depreciation	(71,772)	(70,808)
Total	$7,709	$8,673

Depreciation expense for the periods ended March 31, 2025, and March 31, 2024, was $964 and $436, respectively.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2025
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 1,750,000 and 1,890,000 stock options and warrants that would have been included in the fully diluted earnings per share as of March 31, 2025, and March 31, 2024, respectively.  However, the common stock equivalents were not included in the computation because they are anti-dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2025, and December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations.  As of March 31, 2025, the Company had an accumulated deficit of $22,054,144 and total stockholders’ deficit of $1,373,779.  At March 31, 2025, the Company had current assets of $855,053 including cash of $45,830, and current liabilities of $2,185,534, resulting in negative working capital of $1,330,481. For the three months ended March 31, 2025, the Company reported a net loss of $26,660 and net cash used in operating activities of $109,115. Management believes that based on its operating plan, the projected sales for 2025, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

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

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2025
(unaudited)

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

NOTE 3 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. By contrast, the Contract Liabilities account relates to long-term contracts where revenue is recognized over the term of the contract. For the periods ended March 31, 2025 and December 31, 2024, the balance due under customer deposits was $772,298 and $845,272, respectively.

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

During the quarter ended March 31, 2025, cash paid for amounts included in the measurement of operating lease liabilities was $44,067 and the Company recorded operating lease expenses included in operating expenses of $37,290.

Future minimum payments for monthly base rent due under the initial lease term are currently estimated to be as follows:

Years ending December 31,
2025 (remaining)	132,201
2026	88,134
Total lease payments	$220,335
Less: Imputed interest	(7,090)
Total lease liability	213,245
Less: current lease liability	(169,538)
Long-term lease liability	$43,707

Weighted average discount rate:
Operating leases	4.94%

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2025
(unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties for purchases of goods and services from related parties. As of March 31, 2025, and December 31, 2024, the Company owed related parties for such goods and services in the amounts of $138,331 and $139,834, respectively.

Accounts Receivable – Related Parties

As of March 31, 2025, and December 31, 2024, the Company was owed $9,024 and $3,088, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Compensation

For the periods ended March 31, 2025, and December 31, 2024, the Company’s president was due amounts for services performed for the Company.

As of March 31, 2025, and December 31, 2024, the accrued management fees consisted of the following:

	March 31,	December 31,
	2025	2024
Amounts due to the Company’s CEO	$638,619	$636,311
Total	$638,619	$636,311

NOTE 6 – NOTES PAYABLE - RELATED PARTY

Convertible Notes – Related Parties

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest is due and payable on or before December 4, 2021. On December 14, 2021, the maturity date of convertible promissory note was extended for an additional period of 3 months until March 4, 2022. Subsequently the maturity date was extended for additional periods to June 4, 2022, September 4, 2022, December 4, 2022, June 4, 2023 and December 4, 2023. On December 4, 2023 the Company made a payment of $10,000 reducing the outstanding balance to $10,000 and also extended the note until December 4, 2024. On December 4, 2024 the note was extended until December 4, 2025. The note has a conversion feature, wherein, at the maturity date, the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of March 31, 2025.

As of March 31, 2025 and December 31, 2024 Convertible Notes – Related Party consisted of the following:

	March 31, 2025	December 31, 2024
Convertible Note payable, related parties	$10,000	$10,000
Less current portion	(10,000)	$(10,000)
Total	$-	$-

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2025
(unaudited)

Notes Payable – Related Party

On March 23, 2023, the Company issued a Working Capital Promissory Note (the : Working Capital Note”), in favor of its CEO (the “Lender”), evidencing the additional loans to the Company by the CEO, with an Initial Principal Balance of $20,000, and to evidence any future additional advances and loans by the CEO to the Company.. Pursuant to the terms of the Working Capital Note, the unpaid principal and accrued simple interest at the rate of 8.0% per annum (“Applicable Rate”) shall be due and payable on or before March 22, 2026, (the “Maturity Date”). The principal amount of the Working Capital Note shall be increased by the amount of any additional advances made by the CEO to the Company, from time-to-time, with interest thereon at the applicable Rate, from the date of such advance.  On September 15, 2023, the Company and the CEO (Lender) agreed that the unpaid principal balance of $15,000 payable under a June 4, 2021 promissory note payable to the CEO would be transferred to and become part of the Working Capital Note.  Additionally, on June 4, 2023, the Company and the CEO (Lender) agreed that the unpaid principal balance of $7,940 payable under a January 19, 2017 promissory note payable to the CEO would be transferred to and become part of the Working Capital Note. On March 22, 2024 the Maturity Date of the Working Capital Promissory Note was extended to March 23, 2026. As of March 31, 2025, the principal balance and accrued interest due under the Working Capital Note was $95,440 and $4,616.

As of March 31, 2025, and December 31, 2024, Note Payable – Related Party consisted of the following:

	March 31,	December 31,
	2025	2024
Note payable, related party	$95,440	$44,940
Total	$95,440	$44,940

NOTE 7 – DEBT

Loans payable – SBA Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing May 21, 2022 (i.e., twenty-four (30) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. As of March 31, 2025, accrued interest was $6,793. Current monthly payments are applied to the accrued interest. The obligations under the Loan Authorization and Agreement, and the Note shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of March 31, 2025 and December 31, 2024, Debt consisted of the following:

	March 31,	December 31,
	2025	2024
Loan payable – SBA EIDL	$199,000	$199,000
Less current portion	-	-
Total	$199,000	$199,000

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2025
(unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT

Options and Warrants

The Company has no warrants outstanding.

On January 10, 2025 and January 14, 2025, 290,000 and 300,000 options expired. During the three months ended March 31, 2025, and March 31, 2024, the Company granted -0- and -0- options for services, respectively. During the three months ended March 31, 2025, and March 31, 2024, the Company recognized expense of $345 and $1,963, respectively, for options that vested during the periods pursuant to ASC

Topic 718. As of March 31, 2025, the total remaining amount of compensation expense to be recognized in future periods is $1,523.

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015, Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. On February 9, 2024, 855,556 option issued under the 2015 Plan expired. As of March 31, 2025, all options issued under the 2015 Plan had expired.

In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2025, the Company had a total of 1,750,000 options issued under the 2017 Plan. During the quarter ended March 31, 2025, the Company issued no options.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	March 31, 2025	March 31, 2024
Expected volatility	N/A	N/A
Expected dividends	N/A	N/A
Expected term	N/A	N/A
Risk-free interest rate	N/A	N/A

A summary of the status of the options granted at March 31, 2025, and December 31, 2024, and changes during the periods then ended is presented below:

	March 31, 2025		December 31, 2024
		Weighted- Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,340,000	$0.06	2,745,556	$0.11
Granted	-	-	450,000	0.02
Exercised	-	-	-	-
Expired or cancelled	(590,000)	0.07	(855,556)	0.18
Outstanding at end of period	1,750,000	0.06	2,340,000	0.06
Exercisable	1,541,667	0.06	2,106,667	$0.07

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2025
(unaudited)

A summary of the status of the options outstanding at March 31, 2025 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-1.00	1,750,000	3.43 years	1,541,667	$0.06

NOTE 9 - SUBSEQUENT EVENT

On April 24, 2025, in consideration for their services as independent directors, the Company granted to each of Messrs. Gary S. Maier and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan to purchase 50,000 shares of common stock at an exercise price of $0.02, representing 100% of the closing price of the common stock of the Corporation as of April 24, 2025. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

Also on April 24, 2025, the Company granted to Werner Funk, President and CEO, a Non-qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 50,000 shares of common stock at any exercise price of $0.022, representing 110% of the closing price of the common stock of the Corporation as of April 24, 2025. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

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

Results of Operations

For the three months ended March 31, 2025 and March 31, 2024

Revenues were $359,746 for the three months ended March 31, 2025, compared with $237,077 for the three months ended March 31, 2024, an increase of $122,669.

For the three months ended March 31, 2025, total cost of goods sold was $218,778, for a gross margin of $140,968, compared with $153,358 and a gross margin of $83,719 for the three months ended March 31, 2024.

Gross margin as a percentage of sales for the three months ended March 31, 2025, was 39%, compared with 35% for the three months ended March 31, 2024.

Operating expenses for the three months ended March 31, 2025, were $151,724 compared with $144,952 for the three months ended March 31, 2024, an increase of $6,772. General and administrative expense for the three months ended March 31, 2025, was $132,451 compared with $126,045 for the three months ended March 31, 2024.  Major components of general and administrative expenses for the three months ended March 31, 2025, were professional fees of $18,918, rent expense of $10,430 and salary and wages of $55,861. This compares with professional fees of $13,975, rent expense of $10,825, and salary and wages of $57,030 for the three months ended March 31, 2024.  For the three months ended March 31, 2025, research and development outlays were $18,309, compared with $18,471 for the three months ended March 31, 2024.

Our net loss for the three months ended March 31, 2025, was $26,660, or ($0.00) per share, compared with a net loss of $66,458, or ($0.00) per share, for the three months ended March 31, 2024.  The decreased net loss was primarily due to an uptick in filter sales.

Results for the three months ended March 31, 2025, reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $345, and depreciation and amortization of $964.  For the three months period ended March 31, 2024, non-cash expenses included options and warrants granted in the amount of $1,963, and depreciation and amortization of $436.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time, we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At March 31, 2025, our current liabilities totaled $2,185,534 and our current assets totaled $855,053, resulting in negative working capital of $1,330,481.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $22,054,144 at March 31, 2025.

Operating Activities

We realized a negative cash flow from operations of $109,115 for the three months ended March 31, 2025 compared with a negative cash flow of $53,499 during the three months ended March 31, 2024.

Included in the operating loss of $26,660 for the three months ended March 31, 2025, are non-cash expenses, which are not a drain on our capital resources.  During the period, these non-cash expenses include the value of options and warrants granted in the amount of $345 and depreciation and amortization of $964. Additionally, the operating loss included general and administrative expenses of $132,451 and research and development expenses of $18,309.

Financing Activities

We realized $50,500 cash flow from financing activities for the three months ended March 31, 2025, compared to $0.00 cash flow for the three months ended March 31, 2024.

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

Inventory

Inventories are stated at the lower of Net realizable value or average cost basis, cost determined on an average cost basis. Market value for raw materials is based on replacement costs. The Company reviews inventories on hand at least annually and records provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and product expiration. Accordingly, the Company has established an allowance for the cost of such obsolete inventory.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2025. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Subsequent Events

On April 24, 2025, in consideration for their services as independent directors, the Company granted to each of Messrs. Gary S. Maier and John M. Palumbo, a Non-Qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan to purchase 50,000 shares of common stock at an exercise price of $0.02, representing 100% of the closing price of the common stock of the Corporation as of April 24, 2025. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

Also on April 24, 2025, the Company granted to Werner Funk, President and CEO, a Non-qualified Stock Option pursuant to the 2017 Long-Term Incentive Plan, to purchase 50,000 shares of common stock at any exercise price of $0.022, representing 110% of the closing price of the common stock of the Corporation as of April 24, 2025. Said Options shall vest and be exercisable immediately and shall be exercisable for a period of seven years from the date of grant.

ITEM 6.  EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of March 31, 2025 and the audited balance sheet as of December 31, 2024, the condensed unaudited Statements of Operations for the three month periods ended March 31, 2025 and March 31, 2024, the condensed unaudited Statements of Cash Flows for the three month periods ended March 31, 2025 and March 31, 2024 and the condensed unaudited Statements of Stockholders’ Equity (Deficit) as of March 31, 2025 and March 31, 2024, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Previously filed on Form 8-K on May 9, 2024

(4)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: May 20, 2025	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: May 20, 2025	/s/ Werner Funk
By: Werner Funk Its: Chief Financial Officer Principal Financial Officer