Form 10-Q
period 2025-06-30
Omnitek Engineering Corp
filed 2025-08-19
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2025

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
N/A

As of August 19, 2025, the Registrant had 21,948,091 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$32,636	$104,445
Accounts receivable, net	3,654	11,075
Accounts receivable – related parties	13,089	3,088
Inventories, net	325,861	267,616
Deposits	337,136	495,540
Total Current Assets	712,376	881,764

Property & Equipment, net	6,744	8,673

LONG-TERM ASSETS
Operating lease – right-of-use asset	143,358	212,504
Long-term deposit	13,514	13,514
Total Long-Term Assets	156,872	226,018

TOTAL ASSETS	$875,992	$1,116,455
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$263,323	$334,223
Accrued management compensation	635,734	636,311
Accounts payable - related parties	140,516	139,834
Notes payable - related parties	101,940	44,940
Convertible notes payable – related party	10,000	10,000
Customer deposits	598,327	845,272
Operating lease liabilities - current	171,641	167,461
Total Current Liabilities	1,921,481	2,178,041
LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	199,000	199,000
Operating lease liabilities – long-term	-	86,878
Total Long-term Liabilities	199,000	285,878
Total Liabilities	2,120,481	2,463,919

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,948,091 shares, respectively issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,076,716	12,072,934
Accumulated deficit	(21,928,291)	(22,027,484)
Total Stockholders' Deficit	(1,244,489)	(1,347,464)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$875,992	$1,116,455

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

REVENUES	$605,407	$266,971	$965,153	$504,047
COST OF GOODS SOLD	383,656	156,170	602,434	309,527
GROSS MARGIN	221,751	110,801	362,719	194,520

OPERATING EXPENSES

General and administrative	149,895	156,953	282,346	282,997
Research and development	16,996	17,629	35,305	36,100
Depreciation and amortization	964	964	1,928	1,401

Total Operating Expenses	167,855	175,546	319,579	320,498

PROFIT/(LOSS) FROM OPERATIONS	53,896	(64,745)	43,140	(125,978)

OTHER INCOME (EXPENSE)

Other income	88,237	-	88,461	-
Other Expense	(8,559)	(37,647)	(18,397)	(37,647)
Interest expense	(6,921)	(5,164)	(13,211)	(10,389)

Total Other Income/(Expense)	72,757	(42,811)	56,853	(48,036)

PROFIT/(LOSS) BEFORE INCOME TAXES	126,653	(107,556)	99,993	(174,014)
INCOME TAX EXPENSE	800	800	800	800

NET PROFIT/(LOSS)	$125,853	$(108,356)	$99,193	$(174,814)

BASIC AND DILUTED LOSS PER SHARE	$0.01	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	21,948,091	21,948,091	21,948,091	21,948,091

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2025	June 30, 2024
OPERATING ACTIVITIES
Net income (loss)	$99,193	$(174,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	1,928	1,401
Stock option expense	3,782	4,657
Amortization of ROU asset	69,146	65,672
Change in Inventory reserve	18,068	92,302
Changes in operating assets and liabilities:
Accounts receivable	7,421	(5,109)
Accounts receivable–related parties	(10,001)	25
Deposits	158,404	(129,059)
Inventory	(76,313)	6,677
Accounts payable and accrued expenses	(70,900)	(116)
Customer deposits	(246,945)	169,384
Accrued management compensation	(577)	-
Operating lease liability	(82,698)	(61,609)
Accounts payable-related parties	682	1,074
Net cash provided by (used in) operating activities	(128,809)	(29,514)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(6,336)
Net cash used in investing activities	-	(6,336)

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable-related party	57,000	-
Net cash (used in) provided by financing activities	57,000	-

NET CHANGE IN CASH	(71,809)	(35,850)
CASH AT BEGINNING OF YEAR	104,445	73,703

CASH AT END OF PERIOD	$32,636	$37,853
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	15,312	5,071
Income taxes	$800	$800

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	21,948,091	$8,607,086	$12,072,934	$(22,027,484)	$(1,347,464)

Value of options and warrants issued for services	-	-	345	-	345

Net loss for the three months ended March 31, 2025	-	-	-	(26,660)	(26,660)

Balance, March 31, 2025	21,948,091	$8,607,086	$12,073,279	$(22,054,144)	$(1,373,779)

Value of options and warrants	-	-	3,437	-	3,437

Net profit for three months ended June 30, 2025	-	-	-	125,853	125,853

Balance, June 30, 2025	21,948,091	$8,607,086	$12,076,716	$(21,928,291)	$(1,244,489)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	21,948,091	$8,607,086	$12,067,571	$(21,860,347)	$(1,185,690)

Value of options and warrants	-	-	1,963	-	1,963

Net loss for the three months ended March 31, 2024	-	-	-	(66,458)	(66,458)

Balance, March 31, 2024	21,948,091	$8,607,086	$12,069,534	$(21,926,805)	$(1,250,185)

Value of options and warrants	-	-	2,694	-	2,694

Net loss for the three months ended June 30, 2024	-	-	-	(108,356)	(108,356)

Balance, June 30, 2024	21,948,091	$8,607,086	$12,072,228	$(22,035,161)	$(1,355,847)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2025
(unaudited)

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

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2025 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2024 audited financial statements.  The results of operations for the periods ended June 30, 2025 and June 30, 2024 are not necessarily indicative of the operating results for the full years.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2025
(unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

We recognize revenue on various products and services as follows:

Products - The Company recognizes revenue from the sale of products as performance obligations are satisfied. This type of revenue is primarily generated from the sale of finished product to customers. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer (i.e., the performance obligation has been satisfied). Control passes FOB shipping point, or as negotiated.

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

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	For the three months ended June 30, 2025		For the three months ended June 30, 2024

Segments	Products	Total	Products	Total
Domestic	$62,179	62,179	$105,493	105,493
International	543,228	543,228	161,478	161,478
	$605,407	605,407	$266,971	266,971

Filters	$200,716	200,716	$139,909	139,909
Components	404,691	404,691	127,062	127,062
Engineering Services	-	-	-	-
	$605,407	605,407	$266,971	266,971

The following table presents Omnitek’s revenues disaggregated by region and product type:

	For the six months ended June 30, 2025		For the six months ended June 30, 2024

Segments	Products	Total	Products	Total
Domestic	$174,212	174,212	$185,901	185,901
International	790,941	790,941	318,146	318,146
	$965,153	965,153	$504,047	504,047

Filters	$360,809	360,809	$208,296	208,296
Components	604,344	604,344	295,751	295,751
Engineering Services	-	-	-	-
	$965,153	965,153	$504,047	504,047

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2025
(unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

Location : Vista, CA	June 30,	December 31,
	2025	2024
Raw materials	$812,397	$841,054
Finished goods	539,581	434,611
Total	$1,351,978	$1,275,665
Allowance for obsolete inventory
Opening allowance	1,008,049	922,878
Allowance (Reversal) for the Year	18,068	85,171
Closing allowance	1,026,117	1,008,049
Total	$325,861	$267,616

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $18,068 and $85,171, for the periods ended June 30, 2025, and December 31, 2024, respectively.

Property and Equipment

Property and equipment at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Production/Office equipment	$74,792	$74,792
Leasehold Improvements	4,689	4,689
Less: accumulated depreciation	(72,737)	(70,808)
Total	$6,744	$8,673

Depreciation expense for the periods ended June 30, 2025 and June 30, 2024 was $1,928 and $1,401 respectively.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases” and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. For ROU assets, the Company has elected to account for non-lease components as part of the lease.

Any lease with a term of 12 months or less is considered short-term. As permitted by ASC 842, short-term leases are excluded from the ROU assets and lease liabilities on the balance sheets. Consistent with all other operating leases, short-term lease expense is recorded on a straight-line basis over the lease term.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2025
(unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company determines the present value of minimum future lease payments for operating leases by estimating a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments and a similar economic environment (the “incremental borrowing rate” or “IBR”).The Company determines the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances.

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

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 1,900,000 and 2,340,000 stock options and warrants that would have been included in the fully diluted earnings per share as of June 30, 2025 and June 30, 2024, respectively.  However, the common stock equivalents were not included in the computation because they are anti-dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2025 and December 31, 2024 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

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

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2025
(unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations. As of June 30, 2025, the Company had an accumulated deficit of $21,928,291 and total stockholders’ deficit of $1,244,489. At June 30, 2025, the Company had current assets of $712,376 including cash of $32,636, and current liabilities of $1,921,481, resulting in negative working capital of $1,209,105. For the six months ended June 30, 2025, the Company reported net income of $99,193 and net cash used in operating activities of $128,809. Management believes that based on its operating plan, the projected sales for 2025, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Segment Reporting

The Company applies ASC 280, Segment Reporting, in determining reportable segments for its financial statement disclosure. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer (“CEO”). The Company has determined that it operates as a single operating segment and has one reportable segment.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures", which amends the disclosure to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis for to enable investors to develop more decision-useful financial analyses. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods and interim period beginning after December 15, 2023 and December 15, 2024 respectively. The Company is currently assessing potential impacts of ASU 2023-06 and does not expect the adoption of this guidance will have a material impact on its financial statements and disclosures.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2025
(unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2023, the FASB issued ASU 2023-09," Income Taxes (Topic 740): Improvements to Income Tax Disclosures", which amends the disclosure to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information and includes certain other amendments to improve the effectiveness of income tax disclosures. For entities other than public business entities, the requirements will be effective for annual periods beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently assessing potential impacts of ASU 2023-09 and does not expect the adoption of this guidance will have a material impact on its financial statements and disclosures and the Company is in a loss position and not incurring any tax expenses.

NOTE 4 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. For the periods ended June 30, 2025 and December 31, 2024, the balance due under customer deposits was $598,327 and $845,272, respectively.

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

On June 3, 2021, the Company entered into a lease for the premises located at 1345 Specialty Drive, Vista, CA, containing approximately 11,751 square feet of rentable area. The lease commenced on July 1, 2021 and expires on June 30, 2026. The monthly base rent under the lease is $13,514 per month and monthly operating expenses during the term of the lease, subject to adjustment under the lease, is $1,175 per month.

During the quarter ended June 30, 2025, cash paid for amounts included in the measurement of operating lease liabilities was $44,067 and the Company recorded operating lease expenses included in operating expenses of $37,290.

Future minimum payments for monthly base rent due under the initial lease term are currently estimated to be as follows:

Years ending December 31,
2025 (remaining)	$88,134
2026	88,134

Total lease payments	$176,268
Less: Imputed interest	(4,627)
Total lease liability	171,641
Less: current lease liability	(171,641)
Long-term lease liability	$0.00
Weighted average discount rate:
Operating leases	4.94%

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2025
(unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties for purchases of goods and services from related parties. As of June 30, 2025 and December 31, 2024, the Company owed related parties for such goods and services in the amounts of $140,516 and $139,834, respectively.

Accounts Receivable – Related Parties

As of June 30, 2025, and December 31, 2024, the Company was owed $13,089 and $3,088, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Compensation

For the periods ended June 30, 2025 and December 31, 2024, the Company’s president was due amounts for accrued employment compensation.

As of June 30, 2025, and December 31, 2024, the accrued amounts consisted of the following:

	June 30,	December 31,
	2025	2024
Amounts due to the president	$635,734	$636,311
Total	$635,734	$636,311

NOTE 7 – NOTES PAYABLE - RELATED PARTY

Convertible Notes – Related Parties

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest was due and payable on or before December 4, 2021. On December 14, 2021, the maturity date of convertible promissory note was extended for an additional period of 3 months until March 4, 2022. Subsequently the maturity date was extended for additional periods to June 4, 2022, September 4, 2022, December 4, 2022, June 4, 2023 and December 4, 2023. On December 4, 2023 the Company made a payment of $10,000 reducing the outstanding balance to $10,000 and also extended the note until December 4, 2024. On December 4, 2024 the note was extended until December 4, 2025. The note has a conversion feature, wherein, at the maturity date, the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of June 30, 2025.

As of June 30, 2025 and December 31, 2024 Convertible Notes – Related Party consisted of the following:

	June 30, 2025	December 31, 2024
Convertible Note payable, related parties	$10,000	$10,000
Less current portion	(10,000)	$(10,000)
Total	$-	$-

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2025
(unaudited)

NOTE 7 – NOTES PAYABLE - RELATED PARTY (Continued)

Notes Payable – Related Party

On March 23, 2023, the Company issued a Working Capital Promissory Note (the : Working Capital Note”), in favor of its CEO (the “Lender”), evidencing the additional loans to the Company by the CEO, with an Initial Principal Balance of $20,000, and to evidence any future additional advances and loans by the CEO to the Company.. Pursuant to the terms of the Working Capital Note, the unpaid principal and accrued simple interest at the rate of 8.0% per annum (“Applicable Rate”) shall be due and payable on or before March 22, 2026, (the “Maturity Date”). The principal amount of the Working Capital Note shall be increased by the amount of any additional advances made by the CEO to the Company, from time-to-time, with interest thereon at the applicable Rate, from the date of such advance.  On September 15, 2023, the Company and the CEO (Lender) agreed that the unpaid principal balance of $15,000 payable under a June 4, 2021 promissory note payable to the CEO would be transferred to and become part of the Working Capital Note.  Additionally, on June 4, 2023, the Company and the CEO (Lender) agreed that the unpaid principal balance of $7,940 payable under a January 19, 2017 promissory note payable to the CEO would be transferred to and become part of the Working Capital Note. On March 22, 2024 the Maturity Date of the Working Capital Promissory Note was extended to March 23, 2026. As of June 30, 2025, the principal balance and accrued interest due under the Working Capital Note was $101,940 and $3,366.

As of June 30, 2025, and December 31, 2024, Note Payable – Related Party consisted of the following:

	June 30,	December 31,
	2025	2024
Note payable, related party	$101,940	$44,940
Total	$101,940	$44,940

NOTE 8 – DEBT

Loans payable – SBA Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing May 21, 2022 (i.e., twenty-four (24) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. As of June 30, 2025, accrued interest was $5,743. Current monthly payments are applied to the accrued interest. The obligations under the Loan Authorization and Agreement, and the Note, shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of June 30, 2025 and December 31, 2024 Debt consisted of the following:

	June 30,	December 31,
	2025	2024
Loan payable – SBA EIDL	$199,000	$199,000
Less current portion	-	-
Total	$199,000	$199,000

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2025
(unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT

Options and Warrants

The Company has no warrants outstanding.

On January 10, 2025 and January 14, 2025, 290,000 and 300,000 options expired. During the six months ended June 30, 2025, and June 30, 2024, the Company granted 150,000 and 450,000 options for services, respectively. During the six months ended June 30, 2025, and June 30, 2024, the Company recognized expense of $3,782 and $4,657 respectively, for options that vested during the periods pursuant to ASC Topic 718. As of June 30, 2025, the total remaining amount of compensation expense to be recognized in future periods is $1,174.

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

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015, Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. On February 9, 2024, 855,556 option issued under the 2015 Plan expired. As of June 30, 2025, all options issued under the 2015 plan had expired.

On October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of June 30, 2025 the Company had a total of 1,750,000 options issued under the 2017 Plan. During the quarter ended June 30, 2025, the Company issued 150,000 options.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	June 30, 2025	June 30, 2024
Expected volatility	215%	210%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	4.11	4.66

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2025
(unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT (Continued)

A summary of the status of the options granted at June 30, 2025, and December 31, 2024, and changes during the periods then ended is presented below:

	June 30, 2025		December 31, 2024
		Weighted- Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,340,000	$0.06	2,745,556	$0.11
Granted	150,000	0.02	450,000	0.02
Exercised	-	-	-	-
Expired or cancelled	(590,000)	0.07	(855,556)	0.18
Outstanding at end of period	1,900,000	0.06	2,340,000	0.06
Exercisable	1,716,667	0.07	2,106,667	$0.07

A summary of the status of the options and warrants outstanding at June 30, 2025 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-1.00	1,900,000	3.47 years	1,716,667	0.07

NOTE 10 - SUBSEQUENT EVENTS

None

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

Results of Operations

For the three months ended June 30, 2025 and June 30, 2024

Revenues were $605,407 for the three months period ended June 30, 2025 compared with $266,971 for the three months period ended June 30, 2024, an increase of $338,436 or 56%.

Total cost of goods sold was $383,656 for the three months period ended June 30, 2025 compared with $156,170 for the three months period ended June 30, 2024, an increase of $227,486. Gross margin as a percentage of sales was 37% for the three months period ended June 30, 2025, compared with 42% for the three months period ended June 30, 2024.

Operating expenses for the three months period ended June 30, 2025 were $167,855 compared with $175,546 for the three months period ended June 30, 2024, a decrease of $7,691. General and administrative expense for the three months period ended June 30, 2025 was $149,895 compared with $156,953 for the three months period ended June 30, 2024. Major components of general and administrative expenses for the three months period ended June 30, 2025 were professional fees of $37,998, rent expense of $10,430, and salaries and wages of $51,979.  This compares with professional fees of $39,922, rent expense of $10,825 and salaries and wages of $57,103 for the three months period ended June 30, 2024.  For the three months period ended June 30, 2025 research and development outlays were $16,996 compared with $17,629 for the three months period ended June 30, 2024.

Our net income for the three months period ended June 30, 2025 was $125,853, or $0.01 per share, compared with a net loss of $108,356, or ($0.00) per share, for the three months period ended June 30, 2024.

Results for the three months period ended June 30, 2025 reflect the impact of non-cash expenses, including the value of options granted in the amount of $3,437 and depreciation and amortization of $964.  For the three month period ended June 30, 2024, non-cash expenses included options granted in the amount of $2,694, depreciation and amortization of $964.

For the six months ended June 30, 2025 and June 30, 2024

Revenues increased to $965,153 for the six months period ended June 30, 2025 from $504,047 for the six months period ended June 30, 2024, an increase of $461,106 or 92%.

Total cost of goods sold was $602,434 for the six months period ended June 30, 2025 and $309,527 for the six months period ended June 30, 2024, an increase of $292,907. Gross margin as a percentage of sales was 38% for the six months period ended June 30, 2025, and 39% for the six months period ended June 30, 2024.

Our operating expenses for the six months period ended June 30, 2025 were $319,579 compared to $320,498 the six months period ended June 30, 2024, a decrease of $919. General and administrative expense for the six months period ended June 30, 2025 were $282,346 compared with $282,997 for the six months period ended June 30, 2024. Major components of general and administrative expenses for the six months period ended June 30, 2025 were professional fees of $56,916, rent expense of $21,649 and salaries and wages of $114,133. This compares with professional fees of $53,897, rent expense of $20,860, and salaries and wages of $107,840 for the six months period ended June 30, 2024. Research and development outlays were $35,305 for the six months period ended June 30, 2025 compared to $36,100 for the six months period ended June 30, 2024.

Our net income for the six months period ended June 30, 2025 was $99,193, or $0.00 per share, compared to a net loss of $174,814, or $0.01 per share, for the six months period ended June 30, 2024.

Results for the six months period ended June 30, 2025 reflect the impact of non-cash expenses, including the value of options granted in the amount of $3,782 and depreciation and amortization of $1,928. For the six-month period ended June 30, 2024, non-cash expenses included the value of options granted of $4,657 and depreciation and amortization of $1,401.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At June 30, 2025, our current liabilities totaled $1,921,481and our current assets totaled $712,376, resulting in negative working capital of $1,209,105.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,928,291 at June 30, 2025.

Operating Activities

We realized a negative cash flow from operations of $128,809 for the six months period ended June 30, 2025 compared with a negative cash flow of $29,514 during the six months period ended June 30, 2024. Included in the operating income of $99,193 for the six months period ended June 30, 2025 are non-cash expenses, which are not a drain on our capital resources. During the period, these non-cash expenses include the value of options granted in the amount of $3,782 and depreciation and amortization of $1,928. Additionally, the operating income included general and administrative expenses of $282,346 and research and development expenses of $35,305.

Financing Activities

We realized $57,000 positive cash flow from financing activities for the six months period ended June 30, 2025, compared with $0.00 cash flow for the six month period ended June 30, 2024.

Investing Activities

There was $0.00 cash flow from investing activities for the six month period ended June 20, 2024 compared with a negative $6,336 cash flow from investing activities for the six month period ended June 30, 2024.

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

Inventory

Inventories are stated at the lower of Net realizable value or average cost basis. Market value for raw materials is based on replacement costs. The Company reviews inventories on hand at least annually and records provisions for estimated excess, slow moving and obsolete inventory, as well as inventory with a carrying value in excess of net realizable value. The regular and systematic inventory valuation reviews include a current assessment of future product demand, historical experience and product expiration. Accordingly, the Company has established an allowance for the cost of such obsolete inventory.

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

Management performed an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2025. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

1. Financial Statements. The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2025 and the audited balance sheet as of December 31, 2024, the condensed unaudited Statements of Operations for the three and six month periods ended June 30, 2025 and June 30, 2024, the condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2025 and June 30, 2024, and the condensed unaudited Statements of Stockholders’ Deficit as of June 30, 2025 and June 30, 2024, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Previously filed on Form 8-K on May 9, 2024

(4)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: August 19, 2025	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: August 19, 2025	/s/ Werner Funk
By: Werner Funk
Its: Chief Financial Officer
Principal Financial Officer