Form 10-Q
period 2025-09-30
Omnitek Engineering Corp
filed 2025-11-18
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2025

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
N/A

As of November 18, 2025, the Registrant had 21,948,091 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	September 30,	December 31,
	2025 (Unaudited)	2024
ASSETS
CURRENT ASSETS
Cash	$39,241	$104,445
Accounts receivable, net	4,874	11,075
Accounts receivable – related parties	18,167	3,088
Inventories, net	319,380	267,616
Deposits	337,830	495,540
Total Current Assets	719,492	881,764

Property & Equipment, net	5,780	8,673

LONG-TERM ASSETS

Operating lease – right-of-use asset	107,961	212,504
Long-term deposit	13,514	13,514
Total Long-Term Assets	121,475	226,018

TOTAL ASSETS	$846,747	$1,116,455

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$275,266	$334,223
Accrued management compensation	639,196	636,311
Accounts payable - related parties	38,502	139,834
Notes payable - related parties	116,940	44,940
Convertible notes payable – related party	10,000	10,000
Customer deposits	540,683	845,272
Operating lease liabilities - current	129,520	167,461
Total Current Liabilities	1,750,107	2,178,041
LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	199,000	199,000
Operating lease liabilities – long-term	-	86,878
Total Long-term Liabilities	199,000	285,878
Total Liabilities	1,949,107	2,463,919

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,948,091 shares, respectively, issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,077,069	12,072,934
Accumulated deficit	(21,786,515)	(22,027,484)
Total Stockholders' Deficit	(1,102,360)	(1,347,464)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$846,747	$1,116,455

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Operations (unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

REVENUES	$296,613	$277,365	$1,261,765	$781,412
COST OF GOODS SOLD	(132,052)	(156,074)	(734,485)	(465,602)
GROSS MARGIN	164,561	121,291	527,280	315,810

OPERATING EXPENSES

General and administrative	127,526	131,072	428,270	451,716
Research and development	17,021	17,658	52,326	53,758
Depreciation and amortization	964	964	2,893	2,365

Total Operating Expenses	145,511	149,694	483,489	507,839

PROFIT/(LOSS) FROM OPERATIONS	19,050	(28,403)	43,791	(192,029)

OTHER INCOME (EXPENSE)

Other income	130,750	712	219,212	712
Interest expense	(8,024)	(5,150)	(21,235)	(15,538)

Total Other Income (Expense)	122,726	(4,438)	197,977	(14,826)

PROFIT/(LOSS) BEFORE INCOME TAXES	141,776	(32,841)	241,768	(206,855)
INCOME TAX EXPENSE	-	-	800	800

NET PROFIT/(LOSS)	$141,776	$(32,841)	$240,968	$(207,655)

BASIC AND DILUTED EARNING (LOSS) PER SHARE	$0.01	$(0.00)	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	21,948,091	21,948,091	21,948,091	21,948,091

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Condensed Statements of Cash Flows (unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2025	September 30, 2024
OPERATING ACTIVITIES
Net income (loss)	$240,968	$(207,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	2,893	2,365
Stock option expense	4,135	5,010
Amortization of ROU asset	104,543	99,097

Change in inventory reserve	18,184	92,302
Changes in operating assets and liabilities:
Accounts receivable	6,201	(4,934)
Accounts receivable–related parties	(15,080)	(159)
Deposits	157,710	(372,383)
Inventory	(69,948)	1,218
Accounts payable and accrued expenses	(58,955)	16,626
Customer deposits	(304,589)	432,322
Operating lease liability	(124,819)	(96,522)
Accounts payable-related parties	(101,332)	2,957
Accrued management compensation	2,885	3,461
Net cash used in operating activities	(137,204)	(26,295)

INVESTING ACTIVITIES
Purchase of fixed assets	-	(6,336)
Net cash used in investing activities	-	(6,336)

FINANCING ACTIVITIES
Proceeds from notes payable-related party	72,000	-

Net cash provided by financing activities	72,000	-

NET CHANGE IN CASH	(65,204)	(32,631)
CASH AT BEGINNING OF YEAR	104,445	73,703

CASH AT END OF PERIOD	$39,241	$41,072
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$22,043	$15,775
Income taxes	$800	$800
NON CASH FINANCING ACTIVITIES:
Trade payable forgiveness – related party	$(106,450)	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit (unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	21,948,091	$8,607,086	$ 12,072,934	$(22,027,484)	$(1,347,464)

Value of options and warrants issued	-	-	345	-	345

Net loss for the three-month period ended March 31, 2024	-	-	-	(26,660)	(26,660)

Balance, March 31, 2025	21,948,091	$8,607,086	$ 12,073,279	$(22,054,144)	$(1,373,779)

Value of options and warrants issued	-	-	3,437	-	3,437

Profit for three months ended June 30, 2025	-	-	-	125,853	125,853

Balance, June 30, 2025	21,948,091	$8,607,086	$ 12,076,716	$(21,928,291)	$(1,244,489)

Value of options and warrants issued	-	-	353	-	353

Net profit for three months ended September 30, 2025	-	-	-	141,776	141,776

Balance, September 30, 2025	21,948,091	8,607,086	12,077,069	(21,786,515)	(1,102,360)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	21,948,091	$8,607,086	$12,067,571	$(21,860,347)	$(1,185,690)

Value of options and warrants issued	-	-	1,963	-	1,963

Net loss for the three-month period ended March 31, 2024	-	-	-	(66,458)	(66,458)

Balance, March 31, 2024	21,948,091	$8,607,086	$12,069,534	$(21,926,805)	$(1,250,185)

Value of options and warrants issued	-	-	2,694	-	2,694

Net loss for the three months ended June 30, 2024	-	-	-	(108,356)	(108,356)

Balance, June 30, 2024	21,948,091	$8,607,086	$12,072,228	$(22,035,161)	$(1,355,847)

Value of options and warrants issued			353	-	353

Net loss for the three-month period ended September 30, 2024	-	-	-	(32,841)	(32,841)
Balance, September 30, 2024	21,948,091	$8,607,086	$12,072,581	$(22,068,002)	$(1,388,335)

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

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2025 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2024 audited financial statements.  The results of operations for the periods ended September 30, 2025 and September 30, 2024 are not necessarily indicative of the operating results for the full years.

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

Disaggregation of Revenue

The following tables present Omnitek’s revenues disaggregated by region and product type:

	For the three-month period ended September 30, 2025		For the three-month period ended September 30, 2024
	Consumer		Consumer
Segments	Products	Total	Products	Total
Domestic	$94,293	94,293	$90,324	90,324
International	202,320	202,320	187,041	187,041
	$296,613	296,613	$277,365	277,365

Filters	$219,433	219,433	$161,877	161,877
Components	77,180	77,180	115,488	115,488
	$296,613	296,613	$277,365	277,365

	For the nine-month period ended September 30, 2025		For the nine-month period ended September 30, 2024
	Consumer		Consumer
Segments	Products	Total	Products	Total
Domestic	$267,730	267,730	$276,225	276,225
International	994,035	994,035	505,187	505,187
	$1,261,765	1,261,765	$781,412	781,412

Filters	$580,242	580,242	$370,173	370,173
Components	681,523	681,523	411,239	411,239
Engineering Services	-	-	-	-
	$1,261,765	1,261,765	$781,412	781,412

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

Location: Vista, CA	September 30,	December 31,
	2025	2024
Raw materials	$800,715	$841,054
Finished goods	544,898	434,611
Total	$1,345,613	$1,275,665

Opening allowance for obsolete inventory	1,008,049	922,878
Allowance (Reversal) for the year	18,184	85,171
Closing allowance	1,026,233	1,008,049
Total	$319,380	$267,616

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $18,184 and $85,171, for the periods ended September 30, 2025 and December 31, 2024, respectively.

Property and Equipment

Property and equipment at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Production/Office equipment	$74,792	$74,792
Leasehold Improvements	4,689	4,689
Less: accumulated depreciation	(73,701)	(70,808)
Total	$5,780	$8,673

Depreciation expense for the periods ended September 30, 2025 and September 30, 2024 was $2,893 and $2,365 respectively.

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

Basic and Diluted Earnings (Loss) per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 1,900,000 and 2,340,000 stock options that would have been included in the fully diluted earnings per share as of September 30, 2025 and September 30, 2024, respectively.  However, the common stock equivalents were not included in the computation because they are anti-dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of September 30, 2025 and December 31, 2024 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

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

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations. As of September 30, 2025, the Company had an accumulated deficit of $21,786,515 and total stockholders’ deficit of $1,102,360. At September 30, 2025, the Company had current assets of $719,492 including cash of $39,241, and current liabilities of $1,750,107, resulting in negative working capital of $1,030,615.  For the nine months ended September 30, 2025, the Company reported net income of $240,968 and net cash used in operating activities of $137,204. Management believes that based on its operating plan, the projected sales for 2025, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

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

NOTE 4 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. For the periods ended September 30, 2025 and December 31, 2024, the balance due under customer deposits was $540,683 and $845,272, respectively.

NOTE 5 –OPERATING LEASE

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

During the quarter ended September 30, 2025, cash paid for amounts included in the measurement of operating lease liabilities was $44,067 and the Company recorded operating lease expenses included in operating expenses of $37,290.

Future minimum payments for monthly base rent due under the initial lease term are currently estimated to be as follows:

Years ending December 31,

2025 (remaining)	$44,067
2026	88,134
Total lease payments	$132,201
Less: Imputed interest	(2,681)
Total lease liability	129,520
Less: current lease liability	(129,520)
Long-term lease liability	$-
Weighted average discount rate:
Operating leases	4.94%

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties for purchases of goods and services from related parties. As of September 30, 2025 and December 31, 2024, the Company owed related parties for such goods and services in the amounts of $38,502 and $139,834 respectively.

Accounts Receivable – Related Parties

As of September 30, 2025, and December 31, 2024, the Company was owed $18,167 and $3,088, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Compensation

For the periods ended September 30, 2025 and December 31, 2024, the Company’s president was due amounts for accrued employment compensation.

As of September 30, 2025, and December 31, 2024, the accrued amounts consisted of the following:

	September 30, 2025	December 31, 2024
Amounts due to the president	$639,196	$636,311
Total	$639,196	$636,311

NOTE 7 – NOTES PAYABLE - RELATED PARTIES

Convertible Notes – Related Parties

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest was due and payable on or before December 4, 2021. On December 14, 2021, the maturity date of convertible promissory note was extended for an additional period of 3 months until March 4, 2022. Subsequently the maturity date was extended for additional periods to June 4, 2022, September 4, 2022, December 4, 2022, June 4, 2023 and December 4, 2023. On December 4, 2023 the Company made a payment of $10,000 reducing the outstanding balance to $10,000 and also extended the note until December 4, 2024. On December 4, 2024 the note was extended until December 4, 2025. The note has a conversion feature, wherein, at the maturity date, the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of September 30, 2025.

As of September 30, 2025, and December 31, 2024, Convertible Notes – Related Party consisted of the following:

	September 30, 2025	December 31, 2024
Convertible Notes payable, related parties	$10,000	$10,000
Less current portion	(10,000)	(10,000)
Total	$-	-

Notes Payable – Related Party

On March 23, 2023, the Company issued a Working Capital Promissory Note (the : Working Capital Note”), in favor of its CEO (the “Lender”), evidencing the additional loans to the Company by the CEO, with an Initial Principal Balance of $20,000, and to evidence any future additional advances and loans by the CEO to the Company.. Pursuant to the terms of the Working Capital Note, the unpaid principal and accrued simple interest at the rate of 8.0% per annum (“Applicable Rate”) shall be due and payable on or before March 22, 2026, (the “Maturity Date”). The principal amount of the Working Capital Note shall be increased by the amount of any additional advances made by the CEO to the Company, from time-to-time, with interest thereon at the applicable Rate, from the date of such advance.  On September 15, 2023, the Company and the CEO (Lender) agreed that the unpaid principal balance of $15,000 payable under a June 4, 2021 promissory note payable to the CEO would be transferred to and become part of the Working Capital Note.  Additionally, on June 4, 2023, the Company and the CEO (Lender) agreed that the unpaid principal balance of $7,940 payable under a January 19, 2017 promissory note payable to the CEO would be transferred to and become part of the Working Capital Note. On March 22, 2024 the Maturity Date of the Working Capital Promissory Note was extended to March 23, 2026. As of September 30, 2025, the principal balance and accrued interest due under the Working Capital Note was $116,940 and $5,489.

As of September 30, 2025, and December 31, 2024 Note Payable – Related Party consisted of the following:

September 30, 2025		December 31, 2024
Note payable, related party	$116,940	$44,940
Total	$116,940	$44,940

NOTE 8 – DEBT

Loans payable – SBA Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing May 21, 2022 (i.e., twenty-four (24) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. As of September 30, 2025, accrued interest was $4,717. Current monthly payments are applied to the accrued interest. The obligations under the Loan Authorization and Agreement, and the Note shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of September 30, 2025 and December 31, 2024 Debt consisted of the following:

	September 30, 2025	December 31, 2025
Loan payable – SBA EIDL	$199,000	$199,000
Less current portion	-	-
Total	$199,000	$199,000

NOTE 9 - STOCKHOLDERS’ DEFICIT

Options and Warrants

The Company has no warrants outstanding.

On January 10, 2025 and January 14, 2025, 290,000 and 300,000 options expired. During the nine months ended September 30, 2025, and September 30, 2024, the Company granted 150,000 and 450,000 options for services, respectively. During the nine months ended September 30, 2025, and September 30, 2024, the Company recognized expense of $4,135 and $5,010 respectively, for options that vested during the periods pursuant to ASC Topic 718. As of September 30, 2025, the total remaining amount of compensation expense to be recognized in future periods is $821.

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

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015, Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. On February 9, 2024, 855,556 option issued under the 2015 Plan expired. As of September 30, 2025, all options issued under the 2015 plan had expired.

NOTE 9 - STOCKHOLDERS’ DEFICIT (Continued)

On October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of September30, 2025 the Company had a total of 1,750,000 options issued under the 2017 Plan.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	September 30,	September 30,
	2025	2024
Expected volatility	215%	210%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	4.11%	4.66%

A summary of the status of the options granted at September 30, 2025, and December 31, 2024, and changes during the periods then ended is presented below:

	September 30, 2025		December 31, 2024
		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of year	2,340,000	$0.06	2,745,556	$0.11
Granted	150,000	0.02	450,000	0.02
Exercised	0	-	-	-
Expired or cancelled	(590,000)	0.07	(855,556)	0.18
Outstanding at end of period	1,900,000	0.05	2,340,000	0.06
Exercisable	1,741,667	$0.06	2,106,667	0.07

A summary of the status of the options outstanding at September 30, 2025 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-1.00	1,900,000	3.22 years	1,741,667	0.06

NOTE 10 – CONTINGENT LIABILITY

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

NOTE 11 - SUBSEQUENT EVENTS

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

Results of Operations

For the three-month period ended September 30, 2025 and September 30, 2024

Revenues were $296,613 for the three-month period ended September 30, 2025 compared with $277,365 for the same period the prior year, an increase of $19,248. The increase in revenues for the period is primarily attributable to product mix.

Cost of sales was $132,052 for the three-month period ended September 30, 2025 compared with $156,074 for the same period the prior year, a decrease of $24,022. Our gross margin percentage was 55% for the three-month period ended September 30, 2025 compared with 44% in the same period a year earlier.

Operating expenses for the three-month period ended September 30, 2025 were $145,511 compared with $149,694 in the same period a year ago, a decrease of $4,183. General and administrative expense for the three-month period ended September 30, 2025 was $127,526 compared with $131,072 for the same period the prior year. Major components of general and administrative expenses for the three-month period ended September 30, 2025 were professional fees of $21,053, rent expense of $10,430, and salaries and wages of $48,862.  This compares with professional fees of $14,588, rent expense of $10,695 and salaries and wages of $56,951 for the same prior-year period.  For the three-month period ended September 30, 2025 research and development expense was $17,021 compared with $17,658 for the same period last year.

Our net income for the three-month period ended September 30, 2025 was $141,776, or $0.01 per share, compared with a net loss of $32,841, or ($0.00) per share, for the same period a year ago.

Results for the three-month period ended September 30, 2025 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $353 and depreciation and amortization of $964.  For the same period in the prior year, non-cash expenses included options and warrants granted in the amount of $353 and depreciation and amortization of $964.

For the nine months ended September 30, 2025 and September 30, 2024

Our revenues were $1,261,765 for the nine months period ended September 30, 2025, compared with $781,412 for the same period in the prior year, an increase of $480,353 or 61%. The increase in revenues for the period is primarily attributable to product mix.

Our cost of sales was $734,485 for the nine months period ended September 30, 2025, compared with $465,602 a year earlier, an increase of $268,883. Our gross margin was 42% for the nine months ended September 30, 2025 compared with 40% last year.

Our operating expenses for the nine months period ended September 30, 2025 were $483,489 compared with $507,839 for the same period in the prior year, a decrease of $24,350 or 5%. General and administrative expense for the nine months ended September 30, 2025 was $428,270 compared with $451,716 for the same period in 2024. Major components of general and administrative expenses for the nine months ended September 30, 2025 were professional fees of $77,968, rent expense of $31,290 and salaries and wages of $156,701. This compares with professional fees of $68,485, rent expense of 32,344, and salaries and wages of $171,083 for the same period a year ago. Research and development expense was $52,326 for the nine months ended September 30, 2025 compared with $53,758 in 2024.

Our net income for the nine months period ended September 30, 2025 was $240,968 or $0.01 per share, compared with a net loss of $207,655, or ($0.01) per share, in the prior year.

Results for the nine months period ended September 30, 2025 reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $4,135 and depreciation and amortization of $2,893. For the nine-month period in the prior-year, non-cash expenses included the value of options and warrants granted of $5,010 and depreciation and amortization of $2,365.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time, we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At September 30, 2025, our current liabilities totaled $1,750,107 and our current assets totaled $719,492 resulting in negative working capital of $1,030,615.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,786,515 at September 30, 2025.

Operating Activities

We realized a negative cash flow from operations of $137,204 for the nine months period ended September 30, 2025, compared with a negative cash flow of $26,295 during the same period the prior year.

Included in the operating income of $43,791 for the nine-month period ended September 30, 2025 are non-cash expenses, which are not a drain on our capital resources.  During this period, these non-cash expenses included the value of options granted in the amount of $4,135 and depreciation and amortization of $2,893. Additionally, the operating loss included general and administrative expenses of $428,270 and research and development expenses of $52,326.

Financing Activities

We realized a $72,000 positive cash flow from financing activities for the nine months ended September 30, 2025 compared with $0.00 for the same period the prior year.

Investing Activities

There was $0.00 cash flow from investing activities for the nine month period ended September 30, 2025 compared with a negative cash flow of $6,336 for the nine month period ended September 30, 2024.

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

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

1. Financial Statements. The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of September 30, 2025 and the audited balance sheet as of December 31, 2024, the condensed unaudited Statements of Operations for the quarter and nine-month periods ended September 30, 2025 and 2024, the condensed unaudited Statements of Cash Flows for the nine-month periods ended September 30, 2025 and 2024, and the condensed unaudited Statements of Stockholders’ Deficit as of September 30, 2025 and 2024, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Previously filed on Form 8-K on May 9, 2024

(4)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: November 18, 2025	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: November 18, 2025	/s/ Werner Funk
By: Werner Funk Its: Chief Executive Officer Principal Executive Officer