Form 10-K
period 2025-12-31
Omnitek Engineering Corp
filed 2026-04-15
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________

FORM 10-K

___________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2025, was $266,572.

As of April 15, 2026, there were 21,948,091 shares of the registrant’s Common Stock outstanding.

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

During the year ended December 31, 2025, two suppliers accounted for 87% of products purchased compared with the year ended December 31, 2024, where two suppliers accounted for 83% of products purchased.

Dependence on one or few major customers

The Company believes that the diversity of the product line offered alleviates the dependence on any customer. Through widespread use of our product line, Omnitek is striving to develop a wide base of customers. During the year ended December 31, 2025 four customers accounted for approximately 87% of sales. During the year ended December 31, 2024, four customers accounted for approximately 72% of sales.

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

Research and Development

Research and development expenditures for 2025 and 2024, were $68,407 and $70,323 respectively, and were comprised of labor costs and charges for the purchase of equipment and parts for R&D.

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

Russia’s military intervention in Ukraine in 2022, Ukraine’s widespread resistance, and the NATO led and United States coordinated economic, financial, communications, and other sanctions imposed by other countries have created significant political and economic world uncertainty. There is significant risk of expanded military confrontation between Russia and other countries, possibly including the United States. Current and likely additional international sanctions against Russia may contribute to higher costs, particularly for petroleum-based products. These and related actions, responses, and consequences that cannot now be predicted or controlled may contribute to world-wide economic reversals. In these circumstances, receipt of supplies and products may be interrupted or may be delayed or otherwise negatively impact our operations.

Risks Related to Middle East Crises

The Israel-Gaza war has created substantial uncertainty and risk.

In 2024, Hamas launched assaults against Israeli citizens. Israel has responded aggressively with operations inside Gaza against Hamas. The foregoing events have cause substantial regional instability and world-wide political and economic uncertainty. There is significant risk of expanded military confrontation in the region and beyond, possibly including the United States. These and related actions, responses, and consequences cannot be predicted or controlled and may contribute to world-wide economic reversals. In these circumstances, receipt of supplies and products may be interrupted or may be delayed or otherwise negatively impact our operations.

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

Concentration of Risks

Customers - Approximately eight customers accounted for 94% of revenue for the year ended December 31, 2025, and loss of any of these customers could adversely affect our results of operations, financial condition, and profitability.

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

Suppliers - Approximately four suppliers accounted for 93% of products purchased for the year ended December 31, 2025. Dependence on a limited number of qualified suppliers of components and equipment could lead to delays, lost revenue or increased costs.

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

Our operations are increasingly dependent on information technologies and services. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error, or complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:

•Theft or misappropriation of funds;

•loss, corruption, or misappropriation of intellectual property, or other proprietary or confidential information (including customer, supplier, or employee data);

•disruption or impairment of our and our customers’ business operations and safety procedures;

•damage to our reputation with our customers and the market;

•exposure to litigation;

•loss or damage to our worksite data delivery systems; and

•increased costs to prevent, respond to or mitigate cybersecurity events.

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

On November 18, 2025, the above matter was settled out of court. Pursuant to the Settlement agreement, Omnitek will pay to Plaintiff, Olson-Ecologic, the sum of $13,872.97 in six equal monthly payments commencing December 2025, and will in exchange take back certain engine parts of equal value. Omnitek will further waive the amount of $5,025 believed owed by Olson-Ecologic relating to testing services.

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

	Company Common Stock Prices
2025	High	Low
Quarter ended December 31	$0.03	$0.01
Quarter ended September 30	$0.02	$0.01
Quarter ended June 30	$0.02	$0.01
Quarter ended March 31	$0.03	$0.02

2024
Quarter ended December 31	$0.03	$0.01
Quarter ended September 30	$0.02	$0.01
Quarter ended June 30	$0.02	$0.01
Quarter ended March 31	$0.02	$0.02

On April 7, 2026, the closing quotation per share for our common stock as reported on the OTCQB was $0.01.

Holders

As of December 31, 2025 there were approximately 45 stockholders of record of our common stock. This figure does not include a substantially greater number of “street name” holders whose shares are held of record by banks, brokers and other financial institutions.

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

Results of Operations

For the years ended December 31, 2025 and 2024

Revenues were $1,449,950 for 2025 compared with $1,019,726 in 2024, an increase of $430,224, or 42%.

Total cost of goods was $897,425 in 2025 Compared with $561,853 in 2024, for an increase of $280,625. Gross margin was $552,525 in 2025 compared with $457,873 in 2024. Gross margin as a percentage of sales for 2025 was 38% compared with 45% in 2024.

Our operating expenses for 2025 were $638,416 compared with $606,373 in 2024, an increase of $32,043, or 5%. General and administrative expense for 2025 was $566,152 compared with $532,721 in 2024. Major components of general and administrative expenses in 2025 were insurance expense of $69,261 rent expense of $41,720 and salary and wages of $214,825. This compares with insurance expense of $63,971 rent expense of $43,038, and salary and wages of $219,981 in 2024. Research and development outlays were $68,407 in 2025 compared with $70,323 in 2024.

Our net income in 2025 was $273,639, or $0.01 per share, compared with a net loss of $167,137, or ($0.01) per share, in 2024. Additionally, operating loss for the year ended December 31, 2025 was $85,891 compared with $148,500 for the year ended December 31, 2024.

Results for the year ended December 31, 2025 reflect non-cash expenses, including the value of options and warrants granted in the amount of $4,488 and depreciation and amortization of $3,857. For the year ended December 31, 2024, non-cash expenses included the value of options and warrants granted of $5,363, depreciation and amortization of $3,329.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are working capital funds available from sales. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At December 31, 2025, our current liabilities totaled $1,624,723 and our current assets totaled $663,961, resulting in negative working capital of $960,762.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,753,845 at December 31, 2025.

Operating Activities

We realized negative cash flow from operations of $244,348 for the year ended December 31, 2025, compared with positive cash flow of $30,077 for the year ended December 31, 2024.

Included in the net income of $273,639 for the year ended December 31, 2025, are non-cash expenses, which are not a drain on our capital resources. In 2025, these non-cash expenses include the value of options and warrants granted in the amount of $4,488 and depreciation and amortization of $3,857.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2025. Based on that evaluation, it was concluded that the disclosure controls and procedures were not effective as of December 31, 2025.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting, using criteria established in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”). Based on that assessment, management identified material weaknesses in internal control over financial reporting as of December 31, 2025, as further described below. Due to these material weaknesses, management concluded that internal controls over financial reporting as of December 31, 2025, were not effective, based on COSO’s framework.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during our fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Positions and Offices	Directorship Term	Period of Service as a Director
Werner Funk	67	President, CEO, Secretary, Principal Accounting Officer and Director	One Year	May 2001 to Present

Gary S. Maier	72	Director	One Year	August 2012 to Present

John M. Palumbo	70	Director	One Year	October 2013 to Present

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

Based solely on its review of the copies of such forms filed with the SEC electronically, received by Omnitek and representations from certain reporting persons, Omnitek believes that for the fiscal year ended December 31, 2025, all the officers, directors and more than 10% beneficial owners complied with the above-described filing requirements.

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

ITEM 11.EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to our Chief Executive Officer and those executive officers that earned in excess of $100,000 during the periods ended December 31, 2025, and 2024, (collectively, the “Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Stock Award(s) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)
Werner Funk	2025	$150,000	-	$3,771	-	$-	$153,771
CEO, President, and Secretary	2024	$150,000	-	$3,771	-	$-	$153,771

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

Compensation of Directors

There was no compensation paid to any director who was not a Named Executive Officer during the year ended December 31, 2025, other than that provided for attendance at meetings.

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

Outstanding Equity Awards At Year-End

The following table provides information for the named executive officers on stock option holdings as of December 31, 2025.

Name	Grant Date	Number of Shares of Stock Underlying Unexercised Vested Options (#)	Number of Shares of Stock Underlying Options that Have Not Vested (#)	Equity Incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date
Werner Funk President and CEO
	1/16/2019	50,000	-	-	$0.099	1/15/2026
	3/27/2020	50,000	-	-	$0.066	3/26/2027
	3/10/2021	300,000		-	$0.116	3/9/2028
	4/18/2022	50,000	-	-	$0.0584	4/17/2029
	4/18/2023	50,000	-	-	$0.0397	4/17/2030
	4/25/ 2024	50,000	-	-	$0.0176	4/24/2031
	5/3/2024	300,000	141,667	-	$0.015	5/2/2031
	4/25/2025	50,000		-	$0.022	5/2/2032

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2025, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group.

Security Ownership of Certain Beneficial Owners

The following table shows the amount of common stock beneficially owned by holders of more than 5% of the outstanding shares of any class of our voting securities.

Title of Class	Name and Address of Beneficial Owner	Number and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1345 Specialty Dr. #E Vista, CA 92081	9,145,265(1) (2)	41.64%

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

(1)Consists of 8,386,932  shares of common stock owned beneficially and of record directly, currently vested options to purchase 758,333 shares of common stock, and options to purchase 16,667 shares of common stock which Mr. Funk currently has or will have within 60 days the right to acquire pursuant to stock options.

(2)Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

Security Ownership of Management

The following table sets forth the number of securities and nature of beneficial ownership of any class of our voting securities held by all of Omnitek’s current directors and executive officers.

Title of Class	Name and Address of Beneficial Owner	Number and Nature of Beneficial Owner	Percent of Class
Common Stock	Werner Funk Trust 1345 Specialty Dr. #E Vista, CA 92081	9,145,265(1) (2)	41.64%

Common Stock	Gary S. Maier 1345 Specialty Dr. #E Vista, CA 92081	471,500(3)	2.15%%

Common Stock	John M. Palumbo 1345 Specialty Dr. #E Vista, CA 92081	499,820(4)	2.28%

Common Stock	Directors and Executive Officers as a Group (3 persons)	10,116,585	46.06%

As of April 15, 2026, there are 21,948,091 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) which generally attribute beneficial ownership of securities to person, entity or group that directly or indirectly has or shares voting power or investment power with respect to those securities and includes the power to dispose, or direct the disposition of such securities, and includes shares of our common stock issuable pursuant to the exercise of stock options, warrants, preferred stock or other securities that are immediately exercisable or convertible or exercisable or convertible within 60 days.

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

(1)Consists of 8,358,132 shares of common stock owned beneficially and of record by Mr. Funk directly, currently vested options to purchase 758,333 shares of common stock, and options to purchase 16,667 shares of common stock which Mr. Funk currently has or will have within 60 days the right to acquire pursuant to stock options.

(2)Werner Funk, the Trustee of the Werner Funk Trust UDT 9/25/07 has sole voting and dispositive power of said shares.

(3)Consists of 121,500 shares of common stock owned beneficially and of record by Mr. Maier directly, and currently vested options to purchase 350,000 shares of common stock. Includes 10,000 shares of common stock held by Mr. Maier’s spouse.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,900,000(1)	$0.25	2,800,000(2)

Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	1,900,000	$0.25	2,800,000

(1)All of the outstanding options have been through grants under the 2017 Plan.

(2)Represents 2,800,000  shares available for issuance under the 2017.  No new awards will be granted under the 2025 or 2011 Plan.  Shares available under the 2017 Plan may be used for any type of award authorized in that plan, including stock options, stock appreciation rights, and full-value awards.

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015 Long-term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of Company’s common stock were reserved for issuance by the company to attract and retain employees and directors of the Company and to provide such persons with incentives and awards for superior performance and providing services to the Company. All prior options granted under the 2015 plan have either expired or been exercised and the 2015 Plan expired on September  10, 2025, and no new awards will be granted under the 2025 expired Plan.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On March 23, 2023, the Company issued a Working Capital Promissory Note (the “Working Capital Note”), in favor of its CEO (the “Lender”), evidencing the additional loans to the Company by the CEO, with an Initial Principal Balance of $20,000, and to evidence any future additional advances and loans by the CEO to the Company.. Pursuant to the terms of the Working Capital Note, the unpaid principal and accrued simple interest at the rate of 8.0% per annum (“Applicable Rate”) shall be due and payable on or before March 22, 2026, (the “Maturity Date”). The principal amount of the Working Capital Note shall be increased by the amount of any additional advances made by the CEO to the Company, from time-to-time, with interest thereon at the applicable Rate, from the date of such advance.  On September 15, 2023, the Company and the CEO (Lender) agreed that the unpaid principal balance of $15,000 payable under a June 4, 2021 promissory note payable to the CEO would be transferred to and become part of the Working Capital Note.  Additionally, on June 4, 2023, the Company and the CEO (Lender) agreed that the unpaid principal balance of $7,940 payable under a January 19, 2017 promissory note payable to the CEO would be transferred to and become part of the Working Capital Note. On March 22, 2024 the Maturity Date of the Working Capital Promissory Note was extended to March 23, 2026. As of December 31, 2025, the principal balance and accrued interest due under the Working Capital Note was $198,940 and $8,470.

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest was due and payable on or before December 4, 2021. On December 14, 2021, the maturity date of convertible promissory note was extended for an additional period of 3 months until March 4, 2022. Subsequently the maturity date was extended for additional periods to June 4, 2022, September 4, 2022, December 4, 2022, June 4, 2023 and December 4, 2023. On December 4, 2023 the Company made a payment of $10,000 reducing the outstanding balance to $10,000 and also extended the note until December 4, 2024. On December 4, 2024 the note was extended until December 4, 2025. On December 2, 2025 the note was extended until December 4, 2026. The note has a conversion feature, wherein, at the maturity date, the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of December 31, 2025.

As of December 31, 2025, and December 31, 2024, Convertible Notes – Related Party consisted of the following:

	December 31, 2025	December 31, 2024
Convertible Notes payable, related parties	$10,000	$10,000
Less current portion	(10,000)	(10,000)
Total	$-	-

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ended December 31, 2025, we incurred $41,803 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2025.

During the fiscal year ended December 31, 2024, we incurred $34,280 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2024.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2025, and 2024, for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2025, and 2024, for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning was $3,250 and $3,250, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2025, and 2024, for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

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
101**

The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

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
Dated: April 15, 2026
By: Werner Funk
Its: Chief Executive Officer, Secretary,
Principal Executive Officer and Principal Accounting Officer

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Dated: April 15, 2026	/s/ Werner Funk
Werner Funk, Director

Dated: April 15, 2026	/s/ Gary S. Maier
Gary Maier, Director

Dated: April 15, 2026	/s/ John M. Palumbo
John M. Palumbo, Director

OMNITEK ENGINEERING CORP.

FINANCIAL STATEMENTS

December 31, 2025 and 2024

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Omnitek Engineering Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Omnitek Engineering, Corp.   (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity and cash flow, for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flow for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $22,027,484 as of December 31, 2024, and the company has incurred operating losses to date and over the recent past fiscal years. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital.  These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Allowance for Inventory obsolescence

Description of the Matter:

As described in Note 2 to the financial statements, the Company's inventories are valued at the lower of cost or net realizable value, determined on an average cost basis. The Company also determines a reserve for slow moving and obsolete inventory equal to the difference between the cost of the inventory and the estimated net realizable value of the inventory based on estimated reserve percentages, which consider historical usage, known trends, inventory age, and market conditions. At December 31, 2025, the approximate balance of inventory and inventory reserves were $ 296,132 and $1,042,359 respectively.

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

•We evaluated the impact of the allowance/write back of inventory reserve recorded in the financial statements.

Mercurius & Associates LLP

We have served as the Company’s auditor since 2023.

New Delhi, India

Date: April 15, 2026

OMNITEK ENGINEERING CORP.

Balance Sheets

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS
Cash	$14,097	$104,445
Accounts receivable, net	4,089	11,075
Accounts receivable - related parties	20,393	3,088
Inventories, net	296,132	267,616
Deposits	329,250	495,540
Total Current Assets	663,961	881,764

PROPERTY & EQUIPMENT, net	4,816	8,673

OTHER ASSETS
Operating lease – right-of-use asset	72,095	212,504
Long-term deposit	13,514	13,514
Total Long-Term Assets	90,425	234,691

TOTAL ASSETS	$754,386	$1,116,455

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$269,086	$334,223
Accrued management compensation	636,888	636,311
Accounts payable - related parties	34,630	139,834
Notes payable - related parties	198,940	44,940
Convertible notes payable – related party	10,000	10,000
Customer deposits	388,301	845,272
Operating lease liabilities - current	86,878	167,461
Total Current Liabilities	1,624,723	2,178,041

LONG-TERM LIABILITIES
Loans payable – SBA	199,000	199,000
Operating lease liabilities – long-term	-	86,878
Total Long-term Liabilities	199,000	285,878
Total Liabilities	1,823,723	2,463,919

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,948,091 shares, respectively issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,077,422	12,072,934
Accumulated deficit	(21,753,845)	(22,027,484)
Total Stockholders' Deficit	(1,069,337)	(1,347,464)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$754,386	$1,116,455

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Operations

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024

REVENUES	$1,449,950	$1,019,726
COST OF GOODS SOLD	897,425	561,853

GROSS MARGIN	552,525	457,873

OPERATING EXPENSES

General and administrative	566,152	532,721
Research and development	68,407	70,323
Depreciation and amortization	3,857	3,329

Total Operating Expenses	638,416	606,373

LOSS FROM OPERATIONS	(85,891)	(148,500)

OTHER INCOME (EXPENSE)

Allowance for obsolete inventory	(34,310)	(85,171)
Other Income	425,172	87,891
Interest expense	(30,531)	(20,557)

Total Other Income (Expense)	360,331	(17,837)

INCOME (LOSS) BEFORE INCOME TAXES	274,439	(166,337)
INCOME TAX EXPENSE	800	800

NET INCOME (LOSS)	$273,639	$(167,137)

BASIC AND DILUTED LOSS PER SHARE	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING
- BASIC	21,948,091	21,948,091
- FULLY DILUTED	21,948,091	21,948,091

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Cash Flows

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$273,639	$(167,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	3,857	3,329
Options and warrants issued for services	4,488	5,363
Amortization of ROU asset	140,409	132,955
Inventory reserve	34,310	85,171
Changes in operating assets and liabilities:
Accounts receivable	6,986	1,158
Operating lease liability	(167,461)	(131,868)
Accounts receivable–related parties	(17,305)	(1,784)
Deposits	166,290	(471,097)
Inventory	(62,826)	18,051
Accounts payable and accrued expenses	(65,137)	10,987
Customer deposits	(456,971)	535,247
Accounts payable-related parties	(105,204)	8,549
Accrued management compensation	577	1,153
Net Cash Provided by (Used in) Operating Activities	(244,348)	30,077
INVESTING ACTIVITIES
Purchase of fixed assets	-	(6,335)
Net Cash Used in Investing Activities	-	(6,335)
FINANCING ACTIVITIES
Proceeds from related party payable	154,000	7,000
Net Cash Provided by Financing Activities	154,000	7,000

NET CHANGE IN CASH	(90,348)	30,742
CASH AT BEGINNING OF YEAR	104,445	73,703
CASH AT END OF YEAR	$14,097	$104,445
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$30,531	$21,587
Income taxes	$800	$800
NON-CASH OPERATING ACTIVITIES
Forfeited customer deposit	27,311	-
Write-off of vendor deposit	4,230	-

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Statements of Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	21,948,091	$8,607,086	$12,067,571	$(21,860,347)	$(1,185,690)

Value of options and warrants
issued for services	-	-	5,363	-	5,363

Net loss for the year ended
December 31, 2024	-	-	-	(167,137)	(167,137)

Balance, December 31, 2024	21,948,091	$8,607,086	$12,072,934	$(22,027,484)	$(1,347,464)

Value of options and warrants
issued for services	-	-	4,488	-	4,488

Net income for the year ended
December 31, 2025	-	-	-	273,639	273,639

Balance, December 31, 2025	21,948,091	$8,607,086	$12,077,422	$(21,753,845)	$(1,069,337)
The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2025, and 2024

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

d.       Accounts Receivable

Trade receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts.  Trade receivables are written off when deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when received. Allowance for doubtful accounts for the years ended December 31, 2025, and 2024, was $0 and $0, respectively. Additionally, bad debt expense for the years ended December 31, 2025, and 2024, was $0 and $0, respectively.

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

f.       Long-Lived Assets

The Company assesses the recoverability of its long-lived assets annually and whenever circumstances indicate that there may be an impairment. The Company compares the estimated undiscounted future cash flows to the carrying

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2025, and 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

value of the long-lived assets to determine if impairment has occurred. In the event that impairment has occurred, the Company recognize the impairment immediately. No impairment expense was recognized as of December 31, 2025, or 2024.

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

Performance Obligations Satisfied at a Point in Time

Revenue from product sales is recognized at a point in time. These sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership, risk and rewards transfer Upon fulfilment of the performance obligation, the customer is provided an invoice demonstrating transfer of control to the customer. Revenue from goods and services transferred to customers at a point in time accounted for 100% and 100% of revenue for the years ended December 31, 2025, and 2024, respectively.

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

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2025, and 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	December 31,			December 31,
		2025			2024
	Consumer	Long-term		Consumer	Long-term
Segments	Products	Contract	Total	Products	Contract	Total
Domestic	$320,500	-	320,500	$359,343	-	359,343
International	1,129,450		1,129,450	660,383		660,383
	$1,449,950		1,449,950	$1,019,726		1,019,726

Filters	712,102	-	712,102	491,939	-	491,939
Components	737,848	-	737,848	527,787	-	527,787
	$1,449,950		1,449,950	$1,019,726		1,019,726

i.       Cost of Goods Sold

The Company includes product costs (i.e., material, direct labor and overhead costs), shipping and handling expense, production-related depreciation expense and product license agreement expense in cost of goods sold.

j.       Research and Development

The Company expenses the costs for research and development during the period incurred. During the years ended December 31, 2025, and 2024, the Company incurred research and development expenses of $68,407 and $70,323, respectively.

k.       Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. During the years ended December 31, 2025, and 2024, the Company expensed $-0- and $-0-, respectively.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2025, and 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

m.       Basic and Diluted Earnings/(Loss) Per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 1,766,667 and 2,106,667 stock options and warrants that would have been included in the fully diluted earnings per share computation as of December 31, 2025 and 2024, respectively. However, in 2025, the common stock equivalents were not included in the loss per share computation because they are anti-dilutive.

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

p.       Concentration of Risks

Customers

During the year ended December 31, 2025, two customers accounted for approximately 77% of sales.

During the year ended December 31, 2024, four customers accounted for approximately 72% of sales.

Suppliers

During the year ended December 31, 2025, two suppliers accounted for 87% of products purchased.

During the year ended December 31, 2024, two suppliers accounted for 83% of products purchased.

q.       Liquidity and Going Concern

Historically, the Company has incurred net losses and positive cash flows from operations. As of December 31, 2025 and 2024, the Company had an accumulated deficit of $21,753,845 and $22,027,484 respectively and total stockholders’ deficit of $1,069,337 and $1,347,464. At December 31, 2025, the Company had current assets of $663,961 including cash of $14,097, and current liabilities of $1,624,723, resulting in negative working capital of $960,762. Whereas at December 31, 2024, the Company had current assets of $881,764 including cash of $104,445,

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2025, and 2024

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and current liabilities of $2,178,041, resulting in negative working capital of $1,296,277.  The Company reported a net income of $273,639 and ($167,137) for 2025 and 2024 respectively and net cash used in operating activities of $244,348 and $30,077 for 2025 and 2024. Management believes that based on its operating plan, the projected sales for 2025, combined with funds available from its working capital, will be sufficient to fund operations for the next twelve months from the date these financial statements were issued.  However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future.  Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain.  The Company is also uncertain whether it can raise additional capital.  These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.  Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations.  The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

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

NOTE 3 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped.  When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account.  For the periods ended December 31, 2025 and December 31, 2024, the balance due under customer deposits was $388,301 and $845,272, respectively.

NOTE 4 – CONTRACT ASSETS AND LIABILITIES

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts (contract assets) on the balance sheet. For Omnitek’s long-term contracts, amounts are generally billed as work progresses in accordance with agreed-upon contractual terms. As of December 31, 2025, the company had no long-term contract liabilities.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2025, and 2024

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

During the year ended December 31, 2025, cash paid for amounts included in the measurement of operating lease liabilities was $167,461 and the Company recorded operating lease expenses included in operating expenses of $41,720 and cost of sales of $107,442, for a total of $149,162.

Supplemental balance sheet information related to leases as of December 31, 2025 was as follows:

Operating leases:
Operating lease right-of-use-assets	72,095
Operating lease liabilities - current	86,878
Operating lease liabilities – long-term	-
Incremental borrowing rate:
Operating leases	4.94%

As of December 31, 2025, maturities of operating lease liabilities were as follows:

Years ending December 31, 2025

2025	-
Thereafter	88,134
Total lease payments	88,134
Less: Imputed interest	(1,256)
Total lease liability	86,878
Less: current lease liability	86,878
Long-term lease liability	$0

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2025, and 2024

NOTE 6 – INVENTORIES

Inventories are located in Vista, California and at December 31, 2025, and 2024, consisted of the following:

	December 31,	December 31,
	2025	2024
Raw materials	$845,080	$841,054
Finished goods	493,411	434,611
Total	$1,338,491	$1,275,665
Allowance for obsolete inventory
Opening allowance	1,008,049	922,878
Allowance/(Reversal) for the Year	34,310	85,171
Closing allowance	1,042,359	1,008,049
Total	$296,132	$267,616

The Company has established an allowance for obsolete inventory. The net change in obsolete inventory has an increase of $34,310 and increase of $85,171, for the years ended December 31, 2025, and December 31, 2024, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment at December, 2024, and 2024, consisted of the following:

	December 31,	December 31,
	2025	2024
Production/Office equipment	$74,792	$74,792
Leasehold Improvements	4,689	4,689
Less: accumulated depreciation	(74,665)	(70,808)
Total	$4,816	$8,673

Depreciation expense for the years ended December 31, 2025, and 2024, was $3,857 and $3,329, respectively.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2025, and 2024

NOTE 8 – NOTES PAYABLE – RELATED PARTIES

Convertible Notes – Related Parties

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest was due and payable on or before December 4, 2021. On December 14, 2021, the maturity date of convertible promissory note was extended for an additional period of 3 months until March 4, 2022. Subsequently the maturity date was extended for additional periods to June 4, 2022, September 4, 2022, December 4, 2022, June 4, 2023 and December 4, 2023. On December 4, 2023 the Company made a payment of $10,000 reducing the outstanding balance to $10,000 and also extended the note until December 4, 2024. On December 4, 2024 the note was extended until December 4, 2025. On December 2, 2025 the note was extended until December 4, 2026. The note has a conversion feature, wherein, at the maturity date, the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of December 31, 2025.

As of December 31, 2025, and December 31, 2024, Convertible Notes – Related Party consisted of the following:

	December 31, 2025	December 31, 2024
Convertible Notes payable, related parties	$10,000	$10,000
Less current portion	(10,000)	(10,000)
Total	$-	-

Notes Payable – Related Party

On March 23, 2023, the Company issued a Working Capital Promissory Note (the : Working Capital Note”), in favor of its CEO (the “Lender”), evidencing the additional loans to the Company by the CEO, with an Initial Principal Balance of $20,000, and to evidence any future additional advances and loans by the CEO to the Company.. Pursuant to the terms of the Working Capital Note, the unpaid principal and accrued simple interest at the rate of 8.0% per annum (“Applicable Rate”) shall be due and payable on or before March 22, 2026, (the “Maturity Date”). The principal amount of the Working Capital Note shall be increased by the amount of any additional advances made by the CEO to the Company, from time-to-time, with interest thereon at the applicable Rate, from the date of such advance.  On September 15, 2023, the Company and the CEO (Lender) agreed that the unpaid principal balance of $15,000 payable under a June 4, 2021 promissory note payable to the CEO would be transferred to and become part of the Working Capital Note.  Additionally, on June 4, 2023, the Company and the CEO (Lender) agreed that the unpaid principal balance of $7,940 payable under a January 19, 2017 promissory note payable to the CEO would be transferred to and become part of the Working Capital Note. On March 22, 2024 the Maturity Date of the Working Capital Promissory Note was extended to March 23, 2026. As of December 31, 2025, the principal balance and accrued interest due under the Working Capital Note was $198,940 and $8,470.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2025, and 2024

NOTE 8 – NOTES PAYABLE – RELATED PARTIES (continued)

As of December 31, 2025, and December 31, 2024 Note Payable – Related Party consisted of the following:

	December 31, 2025	December 31, 2024
Note payable, related party	$198,940	$44,940
Total	$198,940	$44,940

NOTE 9 – DEBT

Loans payable – SBA Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing May 21, 2022 (i.e., twenty-four (24) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. As of December 31, 2025, accrued interest was $7,464. Current monthly payments are applied to the accrued interest. The obligations under the Loan Authorization and Agreement, and the Note shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of December 31, 2025, and December 31, 2024, Debt consisted of the following:

	December 31,	December 31,
	2025	2024
Loan payable – SBA EIDL	$199,000	$199,000
Less current portion	-	-
Total	$199,000	$199,000

As of December 31, 2025 accrued interest was $7,464.

NOTE 10 – COMMITMENTS

As of December 31, 2025, and 2024, the Company had outstanding purchase commitments for inventory totaling $823,829 and $712,296, respectively. Of these amounts, the Company had prepayments of $327,800 as of December 31, 2025, and $494,140 as of December 31, 2024, and had commitments for future cash outlays for inventory totaling $499,799 and $218,156, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties for purchases of goods and services from related parties. As of December 31, 2025, and December 31, 2024, the Company owed board members for such goods and services $34,630 and $139,834 respectively.

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2025, and 2024

NOTE 11 – RELATED PARTY TRANSACTIONS (continued)

Accounts Receivable – Related Parties

As of December 31, 2025, and December 31, 2024, the Company was owed $20,393 and $3,088, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Expenses

During the periods ended December 31, 2025, and December 31, 2024, the Company’s president was due amounts for services performed for the Company. As of December 31, 2025, and December 31, 2024 the accrued management fees consisted of the following:

	December 31, 2025	December 31, 2024
Amounts due to the president	$636,888	$636,311
Total	$636,888	$636,311

NOTE 12 – STOCKHOLDERS’ EQUITY

Options and Warrants

The Company has no warrants outstanding.

On April 14, 2023, options to purchase 720,000 shares of common Stock expired.

On February 9, 2024, options to purchase 855,556 shares of common stock expired.

On January 10, 2025 and January 14, 2025, 290,000 and 300,000 options expired.

During the years ended December 31, 2025, and 2024, the Company granted 150,000 and 450,000 options for services, respectively. During the years ended December 31, 2025, and 2024, the Company recognized expenses of $4,488 and $5,363 related to options that vested during the years, pursuant to ASC Topic 718. The total remaining amount of compensation expense to be recognized in future periods is $3,268.

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015, Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2025, all of the options issued under the 2015 plan had expired.

On October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of December 31, 2025, the Company had a total of 1,900,000 options issued under the plan.

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

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2025, and 2024

NOTE 12 – STOCKHOLDERS’ EQUITY (continued)

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	December 31, 2025	December 31, 2024
Expected volatility	215%	210%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	4.11%	4.66%

A summary of the status of the options granted at December 31, 2025 and December 31, 2024 and changes during the years then ended is presented below:

	December 31, 2025		December 31, 2024
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,340,000	$0.06	2,745,556	$0.11
Granted	150,000	0.02	450,000	0.02
Exercised	-	-	-	-
Expired or cancelled	(590,000)	0.07	(855,556)	0.18
Outstanding at end of year	1,900,000	0.05	2,340,000	0.06
Exercisable	1,741,667	$0.06	2,106,667	$0.07

A summary of the status of the options outstanding at December 31, 2025 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-1.00	1,900,000	3.22 years	1,741,667	$0.06

A summary of the status of the options outstanding at December 31, 2024 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price
$0.01-1.00	2,340,000	2.76 years	2,106,667	$0.07

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2025, and 2024

NOTE 13 – INCOME TAXES

The provision for income taxes for the year ended December 31, 2025 and 2024 consists of the following:

	December 31,	December 31,
	2025	2024
Federal
Current	$-	$-
Deferred	-	-
State
Current	$800	$800
Deferred	-	-
Income tax expense	$800	$800

Net deferred tax assets consist of the following components as of December 31, 2025, and 2024:

	December 31,	December 31,
	2025	2024 *
Deferred tax assets:
Net operating loss carryover	$5,200,843	$8,213,337
Federal Tax Rate	21%	21%
Deferred Tax on Carry over losses	$1,092,177	$1,724,801
Components of Deferred Tax Asset:
-Income tax benefit at federal statutory rate	$739,536	$1,379,486
-Inventory reserve	$218,895	$211,690
-Accrued compensation	$133,746	$133,625
Valuation allowance	$(1,092,177)	(1,724,801)
Net deferred tax asset	$-	$-

* The numbers and disclosures have been updated in comparison to last form 10K filed.

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rate are 21% and 8.84% respectively as of December 31, 2025 and December 31, 2024 to pretax income from continuing operations for the year ended December 31, 2025 and 2024 due to the following:

At December 31, 2025, the Company had net operating loss carry forwards of approximately $5,200,843 through 2034.  No tax benefit has been reported in the December 31, 2025, financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

OMNITEK ENGINEERING CORP.

Notes to Financial Statements

December 31, 2025, and 2024

On November 18, 2025, the above matter was settled out of court. Pursuant to the Settlement agreement, Omnitek will pay to Plaintiff, Olson-Ecologic, the sum of $13,872.97 in six equal monthly payments commencing December 2025, and will in exchange take back certain engine parts of equal value. Omnitek will further waive the amount of $5,025 believed owed by Olson-Ecologic relating to testing services.

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

NOTE 15 – SUBSEQUENT EVENTS

None