Form 10-Q
period 2026-03-31
Omnitek Engineering Corp
filed 2026-05-20
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2026

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
N/A

As of March 31, 2026, the Registrant had 21,948,091 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$79,204	$14,097
Accounts receivable, net	7,131	4,089
Accounts receivable – related parties	22,734	20,393
Inventories, net	302,690	296,132
Deposits	424,496	329,250
Short-term deposit	13,514
Total Current Assets	849,769	663,961

Property & Equipment, net	3,852	4,816

LONG-TERM ASSETS
Operating lease – right-of-use asset	35,700	72,095
Long-term deposit		13,514
Total Long-Term Assets	35,700	90,425

TOTAL ASSETS	$889,321	$754,386
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$277,313	$269,086
Accrued management compensation	636,311	636,888
Accounts payable - related parties	36,807	34,630
Notes payable - related parties	244,940	198,940
Convertible notes payable – related party	10,000	10,000
Customer deposits	578,819	388,301
Operating lease liabilities - current	43,707	86,878
Total Current Liabilities	1,827,897	1,624,723
LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	199,000	199,000
Operating lease liabilities – long-term		-
Total Long-term Liabilities	199,000	199,000
Total Liabilities	2,026,897	1,823,723

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,948,091 shares, respectively issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,077,767	12,077,422
Accumulated deficit	(21,822,429)	(21,753,845)
Total Stockholders' Deficit	(1,137,576)	(1,069,337)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$889,321	$754,386

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations (unaudited)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

REVENUES	$155,597	$359,746
COST OF GOODS SOLD	74,984	218,778
GROSS MARGIN	80,613	140,968

OPERATING EXPENSES

General and administrative	112,947	132,451
Research and development	16,786	18,309
Depreciation and amortization	964	964

Total Operating Expenses	130,697	151,724

LOSS FROM OPERATIONS	(50,084)	(10,756)

OTHER INCOME (EXPENSE)

Interest expense	(12,574)	(6,290)
Other expense	(6,195)	(9,838)
Other income	269	224

Total Other Income (Expense)	(18,500)	(15,904)

LOSS BEFORE INCOME TAXES	(68,584)	(26,660)
INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$(68,584)	$(26,660)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	21,948,091	21,948,091

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2026	March 31, 2025
OPERATING ACTIVITIES
Net income (loss)	$(68,584)	$(26,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	964	964
Stock option expense	345	345
Inventory reserve	1,210	9,858
Amortization of ROU asset	36,395	34,318
Changes in operating assets and liabilities:
Accounts receivable	(3,042)	11,075
Accounts receivable–related parties	(2,341)	(5,936)
Deposits	(95,246)	244,639
Inventory	(7,768)	(291,540)
Accounts payable and accrued expenses	8,227	27,085
Customer deposits	190,518	(72,974)
Operating lease liability	(43,171)	(41,094)
Accounts payable-related parties	2,177	(1,503)
Accrued management compensation	(577)	2,308
Net cash provided by (used in) operating activities	19,107	(109,115)

INVESTING ACTIVITIES
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable – related party	46,000	50,500

Net cash provided by (used in) financing activities	46,000	50,500

NET CHANGE IN CASH	65,107	(58,615)
CASH AT BEGINNING OF YEAR	14,097	104,445

CASH AT END OF PERIOD	$79,204	$45,830
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	$12,574	$6,966

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit (unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2025	21,948,091	$8,607,086	$12,077,422	$(21,753,845)	$(1,069,337)

Value of options and warrants issued for services	-	-	345		345

Net loss for the three months ended March 31, 2026	-	-		(68,584)	(68,584)

Balance, March 31, 2026	21,948,091	$8,607,086	$12,077,767	$(21,822,429)	$(1,137,576)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2024	21,948,091	$8,607,086	$12,072,934	$(22,027,484)	$(1,347,464)

Value of options and warrants issued for services	-	-	345		345

Net loss for the three months ended March 31, 2025	-	-		(26,660)	(26,660)

Balance, March 31, 2025	21,948,091	$8,607,086	$12,073,279	$(22,054,144)	$(1,373,779)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2026
(unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2026, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2025, audited financial statements.  The results of operations for the periods ended March 31, 2026, and March 31, 2025, are not necessarily indicative of the operating results for the full years.

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

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2026
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	For the three months ended		For the three months ended
	March 31, 2026		March 31, 2025
Segments	Consumer Products	Total	Consumer Products	Total
Domestic	$62,459	62,459	$112,033	112,033
International	93,138	93,138	247,713	247,713
	$155,597	155,597	$359,746	359,746

Filters	$42,992	42,992	$160,093	160,093
Components	112,605	112,605	199,653	199,653
Engineering Services	-	-	-	-
	$155,597	155,597	$359,746	359,746

Inventory

Inventory is stated at the lower of cost or market.  The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

Location: Vista, CA	March 31, 2026	December 31, 2025
Raw materials	$827,457	$845,080
Finished goods	518,802	493,411
Total	$1,346,259	$1,338,491
Allowance for obsolete inventory
Opening allowance	1,042,169	1,008,049
Additional allowance	1,400	34,310
Earlier year allowance/(reversal) write back	-	-
Closing allowance	1,043,569	1,042,359
Total	$302,690	$296,132

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $1,400 and $9,858, for the periods ended March 31, 2026, and March 31, 2025, respectively.

Property and Equipment

Property and equipment at March 31, 2026, and December 31, 2025, consisted of the following:

	March 31, 2026	December 31, 2025
Production equipment	$74,792	$74,792
Leasehold Improvements	4,689	4,689
Less: accumulated depreciation	(75,629)	(71,772)
Total	$3,852	$4,816

Depreciation expense for the periods ended March 31, 2026, and March 31, 2025, was $964 and $964, respectively.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2026
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 1,650,000 stock options that would have been included in the fully diluted earnings per share as of March 31, 2026, and March 31, 2025, respectively.  However, the common stock equivalents were not included in the computation because they are anti-dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of March 31, 2026, and December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations. As of March 31, 2026, the Company had an accumulated deficit of $21,822,429 and total stockholders’ deficit of $1,137,576. At March 31, 2026, the Company had current assets of $849,769 including cash of $79,204, and current liabilities of $1,827,897, resulting in negative working capital of $978,128.  For the three months ended March 31, 2026, the Company reported a net loss of $68,584 and net cash used in operating activities of $19,107.  Management believes that based on its operating plan, the projected sales for 2026, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2026
(unaudited)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. By contrast, the Contract Liabilities account relates to long-term contracts where revenue is recognized over the term of the contract. For the periods ended March 31, 2026 and December 31, 2025, the balance due under customer deposits was $578,819 and $388,301, respectively.

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

During the quarter ended March 31, 2026, cash paid for amounts included in the measurement of operating lease liabilities was $44,067 and the Company recorded operating lease expenses included in operating expenses of $37,290.

Future minimum payments for monthly base rent due under the initial lease term are currently estimated to be as follows:

Years ending December 31,

2026 (remaining)	$44,067
Total lease payments	44,067
Less: Imputed interest	(360)
Total lease liability	43,707
Less: current lease liability	(43,707)
Long-term lease liability	$0

Weighted average discount rate:
Operating leases	4.94%

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2026
(unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties for purchases of goods and services from related parties. As of March 31, 2026, and December 31, 2025, the Company owed related parties for such goods and services in the amounts of $36,807 and $34,630, respectively.

Accounts Receivable – Related Parties

As of March 31, 2026, and December 31, 2025, the Company was owed $22,734 and $20,393, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Compensation

For the periods ended March 31, 2026, and December 31, 2025, the Company’s president was due amounts for services performed for the Company.

As of March 31, 2026, and December 31, 2025, the accrued management fees consisted of the following:

	March 31, 2026	December 31, 2025
Amounts due to the Company’s CEO	$636,311	$636,888
Total	$636,311	$636,888

NOTE 6 – NOTES PAYABLE - RELATED PARTY

Convertible Notes – Related Parties

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest was due and payable on or before December 4, 2021. On December 14, 2021, the maturity date of convertible promissory note was extended for an additional period of 3 months until March 4, 2022. Subsequently the maturity date was extended for additional periods to June 4, 2022, September 4, 2022, December 4, 2022, June 4, 2023 and December 4, 2023. On December 4, 2023 the Company made a payment of $10,000 reducing the outstanding balance to $10,000 and also extended the note until December 4, 2024. On December 4, 2024 the note was extended until December 4, 2025. On December 2, 2025 the note was extended until December 4, 2026. The note has a conversion feature, wherein, at the maturity date, the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of March 31, 2026.

As of March 31, 2026 and December 31, 2025 Convertible Notes – Related Party consisted of the following:

	March 31, 2026	December 31, 2025
Convertible Notes payable, related parties	$10,000	$10,000
Less current portion	(10,000)	$(10,000)
Total	$-	$-

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2026
(unaudited)

NOTE 6 – NOTES PAYABLE - RELATED PARTY (Continued)

Notes Payable – Related Party

On March 23, 2023, the Company issued a Working Capital Promissory Note (the : Working Capital Note”), in favor of its CEO (the “Lender”), evidencing the additional loans to the Company by the CEO, with an Initial Principal Balance of $20,000, and to evidence any future additional advances and loans by the CEO to the Company.. Pursuant to the terms of the Working Capital Note, the unpaid principal and accrued simple interest at the rate of 8.0% per annum (“Applicable Rate”) shall be due and payable on or before March 22, 2026, (the “Maturity Date”). The principal amount of the Working Capital Note shall be increased by the amount of any additional advances made by the CEO to the Company, from time-to-time, with interest thereon at the applicable Rate, from the date of such advance.  On September 15, 2023, the Company and the CEO (Lender) agreed that the unpaid principal balance of $15,000 payable under a June 4, 2021 promissory note payable to the CEO would be transferred to and become part of the Working Capital Note.  Additionally, on June 4, 2023, the Company and the CEO (Lender) agreed that the unpaid principal balance of $7,940 payable under a January 19, 2017 promissory note payable to the CEO would be transferred to and become part of the Working Capital Note. On March 22, 2025 the Maturity Date of the Working Capital Promissory Note was extended to March 23, 2028. As of March 31, 2026, the principal balance and accrued interest due under the Working Capital Note was $244,940 and $13,024.

As of March 31, 2026, and December 31, 2025, Note Payable – Related Party consisted of the following:

	March 31, 2026	December 31, 2025
Note payable, related party	$244,940	$198,940
Total	$244,940	$198,940

NOTE 7 – DEBT

Loans payable – SBA Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing May 21, 2022 (i.e., twenty-four (30) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. As of March 31, 2026, accrued interest was $2,615. Current monthly payments are applied to the accrued interest. The obligations under the Loan Authorization and Agreement, and the Note shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of March 31, 2026 and December 31, 2025, Debt consisted of the following:

	March 31, 2026	December 31, 2025
Loan payable – SBA EIDL	$199,000	$199,000
Less current portion	-	-
Total	$199,000	$199,000

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2026
(unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT

Options and Warrants

The Company has no warrants outstanding.

On January 15, 2026, 250,000 options expired. During the three months ended March 31, 2026, and March 31, 2025, the Company granted -0- and -0- options for services, respectively. During the three months ended March 31, 2026, and March 31, 2025, the Company recognized expense of $345 and $345, respectively, for options that vested during the periods pursuant to ASC

Topic 718. As of March 31, 2026, the total remaining amount of compensation expense to be recognized in future periods is $1,523.

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015, Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. On February 9, 2024, 855,556 option issued under the 2015 Plan expired. As of March 31, 2026, all options issued under the 2015 Plan had expired.

In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. As of March 31, 2026, the Company had a total of 1,650,000 options issued under the Plan. During the quarter ended March 31, 2026, the Company issued no options.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	March 31, 2026	March 31, 2025
Expected volatility	215%	210%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	4.11%	4.66%

A summary of the status of the options granted at March 31, 2026, and December 31, 2025, and changes during the periods then ended is presented below:

	March 31, 2026		December 31, 2025
		Weighted- Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,900,000	$0.05	2,340,000	$0.06
Granted	-	-	150,000	0.02
Exercised	-	-	-	-
Expired or cancelled	250,000	-	(590,000)	0.07
Outstanding at end of period	1,650,000	0.06	1,900,000	0.05
Exercisable	1,533,333	0.06	1,741,667	$0.06

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
March 31, 2026
(unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT (Continued)

A summary of the status of the options outstanding at March 31, 2026 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-1.00	1,650,000	3.43 years	1,533,333	$0.06

NOTE 9 - SUBSEQUENT EVENT

Effective April 27, 2026, the Company entered into a lease for the premises located at 1280 Activity Drive Unit D, Vista, California, consisting of approximately 7,222 square feet of rentable area. The lease commences July 1, 2026 and expires on September 30, 2031. The monthly base rent under the lease is $10,111 per month and monthly operating expenses during the term of the lease, subject to adjustment per the lease, of $723 per month.

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

Results of Operations

For the three months ended March 31, 2026 and March 31, 2025

Revenues were $155,597 for the three months ended March 31, 2026, compared with $359,746 for the three months ended March 31, 2025, a decrease of $204,149.

For the three months ended March 31, 2026, total cost of goods sold was $74,984, for a gross margin of $80,613, compared with $218,778 and a gross margin of $140,968 for the three months ended March 31, 2025.

Gross margin as a percentage of sales for the three months ended March 31, 2026, was 52%, compared with 39% for the three months ended March 31, 2025.

Operating expenses for the three months ended March 31, 2026, were $130,697 compared with $151,724 for the three months ended March 31, 2025, a decrease of $21,027. General and administrative expense for the three months ended March 31, 2026, was $112,947 compared with $132,451 for the three months ended March 31, 2025.  Major components of general and administrative expenses for the three months ended March 31, 2026, were professional fees of $5,738, rent expense of $10,430 and salary and wages of $51,738. This compares with professional fees of $18,918, rent expense of $10,430, and salary and wages of $55,861 for the three months ended March 31, 2025.  For the three months ended March 31, 2026, research and development outlays were $16,786 compared with $18,309 for the three months ended March 31, 2025.

Our net loss for the three months ended March 31, 2026, was $68,584, or ($0.00) per share, compared with a net loss of $26,660, or ($0.00) per share, for the three months ended March 31, 2025.

Results for the three months ended March 31, 2026, reflect the impact of non-cash expenses, including the value of options and warrants granted in the amount of $345, and depreciation and amortization of $964.  For the three months period ended March 31, 2025, non-cash expenses included options and warrants granted in the amount of $345, and depreciation and amortization of $964.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time, we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At March 31, 2026, our current liabilities totaled $1,827,897 and our current assets totaled $849,769, resulting in negative working capital of $978,128.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,822,429 at March 31, 2026.

Operating Activities

We realized a positive cash flow from operations of $19,107 for the three months ended March 31, 2026 compared with a negative cash flow of $109,115 during the three months ended March 31, 2025.

Included in the operating loss of $68,584 for the three months ended March 31, 2026, are non-cash expenses, which are not a drain on our capital resources. During the period, these non-cash expenses include the value of options and warrants granted in the amount of $345 and depreciation and amortization of $964. Additionally, the operating loss included general and administrative expenses of $112,947 and research and development expenses of $16,786.

Financing Activities

We realized $0 cash flow from financing activities for the three months ended March 31, 2026, compared to $0.00 cash flow for the three months ended March 31, 2025.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2026. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.  OTHER INFORMATION

Subsequent Events

Effective April 27, 2026, the Company entered into a lease for the premises located at 1280 Activity Drive Unit D, Vista, California, consisting of approximately 7,222 square feet of rentable area. The lease commences July 1, 2026 and expires on September 30, 2031. The monthly base rent under the lease is $10,111 per month and monthly operating expenses during the term of the lease, subject to adjustment per the lease, of $723 per month.

ITEM 6.  EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements.  The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of March 31, 2026 and the audited balance sheet as of December 31, 2025, the condensed unaudited Statements of Operations for the three month periods ended March 31, 2026 and March 31, 2025, the condensed unaudited Statements of Cash Flows for the three month periods ended March 31, 2026 and March 31, 2025 and the condensed unaudited Statements of Stockholders’ Equity (Deficit) as of March 31, 2026 and March 31, 2025, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Previously filed on Form 8-K on May 9, 2024

(4)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: May 20, 2026	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer Principal Executive Officer

Dated: May 20, 2026	/s/ Werner Funk
By: Werner Funk Its: Chief Financial Officer Principal Financial Officer