Form 10-Q
period 2026-06-30
Omnitek Engineering Corp
filed 2026-08-19
CIK 1404804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2026

Commission File Number     000-53955

OMNITEK ENGINEERING CORP.

(Exact name of Registrant as specified in its charter)

California	33-0984450
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1280 Activity Dr. #D, Vista, California 92081

(Address of principal executive offices, Zip Code)

(760) 591-0089

(Registrant's telephone number, including area code)

1345 Specialty Dr. #E, Vista, California 92081

(Former Address)

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
N/A

As of August 19, 2026, the Registrant had 21,948,091 shares of its no par value Common Stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OMNITEK ENGINEERING CORP.

Condensed Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$45,192	$14,097
Accounts receivable, net	24,778	4,089
Accounts receivable – related parties	16,698	20,393
Inventories, net	483,193	296,132
Deposits	219,262	329,250
Total Current Assets	789,123	663,961

Property & Equipment, net	2,887	4,816

LONG-TERM ASSETS
Prepaid Expense	1,500	0
Operating lease – right-of-use asset	0	72,095
Long-term deposit – Activity	11,721	0
Long-term deposit - Specialty	13,514	13,514
Total Long-Term Assets	29,622	90,425

TOTAL ASSETS	$818,745	$754,386
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$272,416	$269,086
Accrued management compensation	636,311	636,888
Accounts payable - related parties	34,047	34,630
Notes payable - related parties	232,940	198,940
Convertible notes payable – related party	10,000	10,000
Customer deposits	644,009	388,301
Operating lease liabilities - current	0	86,878
Total Current Liabilities	1,829,723	1,624,723
LONG-TERM LIABILITIES
Loans payable – SBA, net of current portion	199,000	199,000
Operating lease liabilities – long-term	-	-
Total Long-term Liabilities	199,000	199,000
Total Liabilities	2,028,722	1,823,723

STOCKHOLDERS' DEFICIT
Common stock, 125,000,000 shares authorized; no par value; 21,948,091 and 21,948,091 shares, respectively issued and outstanding	8,607,086	8,607,086
Additional paid-in capital	12,078,116	12,077,422
Accumulated deficit	(21,895,180)	(21,753,845)
Total Stockholders' Deficit	(1,209,978)	(1,069,337)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$818,745	$754,386

The accompanying notes are an integral part of these financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Operations

(unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

REVENUES	$306,239	$605,407	$461,836	$965,153
COST OF GOODS SOLD	173,139	383,656	248,123	602,434
GROSS MARGIN	133,100	221,751	213,713	362,719

OPERATING EXPENSES

General and administrative	153,849	149,895	266,796	282,346
Research and development	18,881	16,996	35,667	35,305
Depreciation and amortization	964	964	1,928	1,928

Total Operating Expenses	173,694	167,855	304,391	319,579

PROFIT/(LOSS) FROM OPERATIONS	(40,594)	53,896	(90,678)	43,140

OTHER INCOME (EXPENSE)

Other income	78,401	88,237	78,670	88,461
Other Expense	(105,071)	(8,559)	(111,266)	(18,397)
Interest expense	(4,687)	(6,921)	(17,261)	(13,211)

Total Other Income/(Expense)	(31,357)	72,757	(49,857)	56,853

PROFIT/(LOSS) BEFORE INCOME TAXES	(71,951)	126,653	(140,535)	99,993
INCOME TAX EXPENSE	800	800	800	800

NET PROFIT/(LOSS)	$(72,751)	$125,853	$(141,335)	$99,193

BASIC AND DILUTED LOSS PER SHARE	$0.00	$0.01	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	21,948,091	21,948,091	21,948,091	21,948,091

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2026	June 30, 2025
OPERATING ACTIVITIES
Net income (loss)	$(141,335)	$99,193
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation expense	1,928	1,928
Stock option expense	694	3,782
Amortization of ROU asset	72,095	69,146
Change in Inventory reserve	(50,136)	18,068
Changes in operating assets and liabilities:
Accounts receivable	(20,689)	7,421
Accounts receivable–related parties	3,695	(10,001)
Other noncurrent assets	(11,721)	-
Deposits	108,488	158,404
Inventory	(136,924)	(76,313)
Accounts payable and accrued expenses	3,330	(70,900)
Customer deposits	255,708	(246,945)
Accrued management compensation	(577)	(577)
Operating lease liability	(86,878)	(82,698)
Accounts payable-related parties	(583)	682
Net cash provided by (used in) operating activities	(2,905)	(128,809)

INVESTING ACTIVITIES
Purchase of fixed assets	-	-
Net cash used in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from (payments on) notes payable-related party	34,000	57,000
Net cash (used in) provided by financing activities	34,000	57,000

NET CHANGE IN CASH	31,095	(71,809)
CASH AT BEGINNING OF YEAR	14,097	104,445

CASH AT END OF PERIOD	$45,192	$32,636
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
Interest	17,261	15,312
Income taxes	$800	$800

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.

Condensed Statements of Stockholders’ Deficit

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2025	21,948,091	$8,607,086	$12,077,422	$(21,753,845)	$(1,069,337)

Value of options and warrants issued for services	-	-	345	-	345

Net profit (loss) for the three months ended March 31, 2026	-	-	-	(68,584)	(68,584)

Balance, March 31, 2026	21,948,091	$8,607,086	$12,077,767	$(21,822,429)	$(1,137,576)

Value of options and warrants	-	-	349	-	349

Net profit (loss) for three months ended June 30, 2026	-	-	-	(72,751)	(72,751)

Balance, June 30, 2026	21,948,091	$8,607,086	$12,078,116	$(21,895,180)	$(1,209,978)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2024	21,948,091	$8,607,086	$12,072,934	$(22,027,848)	$(1,347,464)

Value of options and warrants	-	-	345	-	345

Net profit (loss) for the three months ended March 31, 2024	-	-	-	(26,660	(26,660)

Balance, March 31, 2024	21,948,091	$8,607,086	$12,073,279	$(22,054,144)	$(1,373,779)

Value of options and warrants	-	-	3,437	-	3,437

Net profit (loss) for the three months ended June 30, 2025	-	-	-	125,853	125,853

Balance, June 30, 2025	21,948,091	$8,607,086	$12,076,716	$(21,928,291)	$(1,244,489)

The accompanying notes are an integral part of these condensed unaudited financial statements.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2026
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

NOTE 2 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2026 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2025 audited financial statements.  The results of operations for the periods ended June 30, 2026 and June 30, 2025 are not necessarily indicative of the operating results for the full years.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected December 31, as year-end.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2026
(unaudited)

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

Disaggregation of Revenue

The following table presents Omnitek’s revenues disaggregated by region and product type:

	For the three months ended June 30, 2026		For the three months ended June 30, 2025
Segments	Products	Total	Products	Total
Domestic	$101,133	101,133	$62,179	62,179
International	205,106	205,106	543,228	543,228
	$306,239	306,239	$605,407	605,407

Filters	$223,708	223,708	$200,716	200,716
Components	78,197	78,197	404,691	404,691
Freight	4,333	4,333	-	-
	$306,239	306,239	$605,407	605,407

The following table presents Omnitek’s revenues disaggregated by region and product type:

	For the six months ended June 30, 2026		For the six months ended June 30, 2025
Segments	Products	Total	Products	Total
Domestic	$163,592	163,592	$174,212	174,212
International	298,244	298,244	790,941	790,941
	$461,836	461,836	$965,153	965,153

Filters	$335,913	335,913	$360,809	360,809
Components	117,593	117,593	604,344	604,344
Freight	8,330	8,330	-	-
	$461,836	461,836	$965,153	965,153

Inventory

Inventory is stated at the lower of cost or market. The Company’s inventory consists of finished goods and raw material and is located in Vista, California, consisting of the following:

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2026
(unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

Location : Vista, CA	June 30,	December 31,
	2026	2025
Raw materials	$1,046,673	$845,080
Finished goods	428,742	493,411
Total	$1,475,415	$1,338,491
Allowance for obsolete inventory
Opening allowance	1,043,569	1,008,049
Additional Allowance	(51,347)	34,310
Closing allowance	992,222	1,042,359
Total	$483,193	$296,132

The Company has established an allowance for obsolete inventory.  Expense for obsolete inventory was $(51,347) and $18,068, for the periods ended June 30, 2026, and June 30, 2025, respectively.

Property and Equipment

Property and equipment at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Production/Office equipment	$74,792	$74,792
Leasehold Improvements	4,689	4,689
Less: accumulated depreciation	(76,594)	(74,665)
Total	$2,887	$4,816

Depreciation expense for the periods ended June 30, 2026 and June 30, 2025 was $1,928 and $1,928 respectively.

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

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2026
(unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Basic and Diluted Loss per Share

The computation of basic earnings per share of common stock is based on the weighted average number of shares outstanding during the periods presented. The computation of fully diluted earnings per share includes common stock equivalents outstanding at the balance sheet date. The Company had 1,450,000 and 1,900,000 stock options, respectively that would have been included in the fully diluted earnings per share as of June 30, 2026, and June 30, 2025, respectively.  However, the common stock equivalents were not included in the computation because they are anti-dilutive.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of June 30, 2026 and December 31, 2025 the Company had no accrued interest or penalties related to uncertain tax positions. The Company files an income tax return in the U.S. federal jurisdiction and the state of California. With few exceptions, the Company is no longer subject to U.S. federal, state, and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Liquidity and Going Concern

Historically, the Company has incurred net losses and negative cash flows from operations. As of June 30, 2026, the Company had an accumulated deficit of $21,895,180 and total stockholders’ deficit of $1,209,978. At June 30, 2026, the Company had current assets of $789,123 including cash of $45,192, and current liabilities of $1,829,723, resulting in negative working capital of $1,040,600. For the six months ended June 30, 2026, the Company reported net loss of $141,335 and net cash used in operating activities of $2,905. Management believes that based on its operating plan, the projected sales for 2026, combined with funds available from its working capital will be sufficient to fund operations for the next twelve months. However, there can be no assurance that operations and operating cash flows will continue at the current levels or improve in the near future. Whether, and when, the Company can attain profitability and positive cash flows from operations is uncertain. The Company is also uncertain whether it can raise additional capital. These uncertainties cast substantial doubt upon the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Our financial statements have been prepared on a going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2026
(unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 – CUSTOMER DEPOSITS

The customers deposit account relates to payments received from customers before product has been shipped. When the product is shipped the Company recognizes the associated revenue by reclassifying the customer deposit to the appropriate revenue account. By contrast, the Contract Liabilities account relates to long-term contracts where revenue is recognized over the term of the contract. For the periods ended June 30, 2026 and December 31, 2025, the balance due under customer deposits was $644,009 and $388,301, respectively.

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

On June 3, 2021, the Company entered into a lease for the premises located at 1345 Specialty Drive, Vista, CA, containing approximately 11,751 square feet of rentable area. The lease commenced on July 1, 2021 and expired on June 30, 2026. The monthly base rent under the lease was $9,988 per month and monthly operating expenses during the term of the lease, subject to adjustment under the lease, is $1,175 per month.

On April 28, 2026, the Company entered into a lease for the premises located at 1280 Activity Dr. #D, Vista, CA, containing approximately 7,222 square feet of rentable area. The lease commences on July 1, 2026 and expires on September 30, 2031. The monthly base rent under the lease is $10,111 per month and monthly operating expenses during the term of the lease, subject to adjustment under the lease, is $723 per month.

During the quarter ended June 30, 2026, cash paid for amounts included in the measurement of operating lease liabilities was $0 and the Company recorded operating lease expenses included in operating expenses of $37,290.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2026
(unaudited)

NOTE 5 – OPERATING LEASE (continued)

1345 Specialty Dr. #E: Future minimum payments for monthly base rent due under the initial lease term are currently estimated to be as follows:

Years ending December 31,
2026 (remaining)	$0

Total lease payments	$0
Less: Imputed interest
Total lease liability	(0.00)
Less: current lease liability	(0.00)
Long-term lease liability	$0.00

1280 Activity Dr. #D: Future minimum payments for monthly base rent due under the initial lease term are currently estimated to be as follows:

Years ending December 31,
2026 (remaining)	$32,500
2027	131,817
2028	135,512
2029	139,316
2030	143,234
2031	100,373

Total lease payments	682,752
Less: imputed interest	(79,644)
Total lease liability	$603,108
Less: current lease liability	(76,403)
Long-term lease liability	$526,705
Weighted average discount rate:
Operating leases	4.94%

NOTE 6 - RELATED PARTY TRANSACTIONS

Accounts Payable – Related Parties

The Company regularly incurs expenses that are paid to related parties for purchases of goods and services from related parties. As of June 30, 2026 and December 31, 2025, the Company owed related parties for such goods and services in the amounts of $34,047 and $34,630, respectively.

Accounts Receivable – Related Parties

As of June 30, 2026, and December 31, 2025, the Company was owed $16,698 and $20,393, respectively, by an entity controlled by the Company’s CEO for the purchase of products and services.

Accrued Management Compensation

For the periods ended June 30, 2026 and December 31, 2025, the Company’s president was due amounts for accrued employment compensation.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2026
(unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

As of June 30, 2026, and December 31, 2025, the accrued amounts consisted of the following:

	June 30,	December 31,
	2026	2025
Amounts due to the president	$636,311	$636,888
Total	$636,311	$636,888

NOTE 7 – NOTES PAYABLE - RELATED PARTY

Convertible Notes – Related Parties

On June 4, 2021, the Company issued a convertible promissory note for $20,000 to a board member. The note has an annual interest rate of 8% and is unsecured. The principal amount of the note and all accrued interest was due and payable on or before December 4, 2021. On December 14, 2021, the maturity date of convertible promissory note was extended for an additional period of 3 months until March 4, 2022. Subsequently the maturity date was extended for additional periods to June 4, 2022, September 4, 2022, December 4, 2022, June 4, 2023 and December 4, 2023. On December 4, 2023 the Company made a payment of $10,000 reducing the outstanding balance to $10,000 and also extended the note until December 4, 2024. On December 4, 2024 the note was extended until December 4, 2025. On December 2, 2025 the note was extended until December 4, 2026. The note has a conversion feature, wherein, at the maturity date, the lender may convert the remaining principal balance and any unpaid accrued interest into shares of the Company’s common stock. The number of shares of common stock to be issued upon such conversion shall be equal to the quotient obtained by dividing (i) the remaining unpaid principal balance and any unpaid accrued interest of this note by (ii) 90% of the average closing price of the common stock of the Company, for the five (5) trading days (between days 15 and 10 days) before the maturity date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 “Derivatives and Hedging.” As the note is not convertible until maturity, no derivative liability was recognized as of June 30, 2026.

As of June 30, 2026 and December 31, 2025 Convertible Notes – Related Party consisted of the following:

	June 30, 2026	December 31, 2025
Convertible Note payable, related parties	$10,000	$10,000
Less current portion	(10,000)	(10,000)
Total	$-	$-

Notes Payable – Related Party

On March 23, 2023, the Company issued a Working Capital Promissory Note (the : Working Capital Note”), in favor of its CEO (the “Lender”), evidencing the additional loans to the Company by the CEO, with an Initial Principal Balance of $20,000, and to evidence any future additional advances and loans by the CEO to the Company. Pursuant to the terms of the Working Capital Note, the unpaid principal and accrued simple interest at the rate of 8.0% per annum (“Applicable Rate”) shall be due and payable on or before March 22, 2026, (the “Maturity Date”). The principal amount of the Working Capital Note shall be increased by the amount of any additional advances made by the CEO to the Company, from time-to-time, with interest thereon at the applicable Rate, from the date of such advance.  On September 15, 2023, the Company and the CEO (Lender) agreed that the unpaid principal balance of $15,000 payable under a June 4, 2021 promissory note payable to the CEO would be transferred to and become part of the Working Capital Note.  Additionally, on June 4, 2023, the Company and the CEO (Lender) agreed that the unpaid principal balance of $7,940 payable under a January 19, 2017 promissory note payable to the CEO would be transferred to and become part of the Working Capital Note. On March 22, 2025 the Maturity Date of the Working Capital Promissory Note was extended to March 23, 2028. As of June 30, 2026, the principal balance and accrued interest due under the Working Capital Note was $232,940 and $17,870.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2026
(unaudited)

NOTE 7 – NOTES PAYABLE - RELATED PARTY (continued)

As of June 30, 2026, and December 31, 2025, Note Payable – Related Party consisted of the following:

	June 30,	December 31,
	2026	2025
Note payable, related party	$232,940	$198,940
Total	$232,940	$198,940

NOTE 8 – DEBT

Loans payable – SBA Economic Injury Disaster Loan

On April 21, 2020, the Company obtained a loan (the “SBA EIDL Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) adminitstered by the U.S. Small Business Administration. The Company received total proceeds of $199,000 from the loan. The SBA EIDL Loan is evidenced by a Loan Authorization and Agreement, a Secured Promissory Note (the “Note” and Security Agreement. Interest on the unpaid principal balance of the Note shall accrue at the rate of three and 75/100 percent (3.75%) per annum. Pursuant to the terms of the Note, commencing May 21, 2022 (i.e., twenty-four (24) months from the Note date), the Company shall make principal and interest payments in the amount of $970 every month, with any unpaid principal and accrued interest due and payable on April 21, 2050. As of June 30, 2026, accrued interest was $5,743. Current monthly payments are applied to the accrued interest. The obligations under the Loan Authorization and Agreement, and the Note, shall be secured pursuant to the Security Agreement and a first position lien and security interest in the Collateral (as defined in the Security Agreement). The collateral in which the security interest is granted includes all tangible and intangible personal property, including, but not limited to: (a) inventory, and (b) equipment.

As of June 30, 2026 and December 31, 2025 Debt consisted of the following:

	June 30,	December 31,
	2026	2025
Loan payable – SBA EIDL	$199,000	$199,000
Less current portion	-	-
Total	$199,000	$199,000

NOTE 9 – STOCKHOLDERS’ DEFICIT

Options and Warrants

The Company has no warrants outstanding.

On January 15, 2026, 250,000 options expired and on June 3, 2026, an additional 200,000 options expired. During the six months ended June 30, 2026, and June 30, 2025, the Company granted 0 and 150,000 options for services, respectively. During the six months ended June 30, 2026, and June 30, 2025, the Company recognized expense of $694 and $3,782 respectively, for options that vested during the periods pursuant to ASC Topic 718. As of June 30, 2026, the total remaining amount of compensation expense to be recognized in future periods is $1,174.

On September 11, 2015, the Board of Directors adopted the Omnitek Engineering Corp. 2015, Long Term Incentive Plan (the “2015 Plan”), under which 2,500,000 shares of the Company’s Common Stock were reserved for issuance of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion. On February 9, 2024, 855,556 option issued under the 2015 Plan expired. As of June 30, 2026, all options issued under the 2015 plan had expired.

OMNITEK ENGINEERING CORP.
Notes to Financial Statements
June 30, 2026
(unaudited)

NOTE 9 – STOCKHOLDERS’ DEFICIT (continued)

In October 2017, the Company’s shareholders approved its 2017 Long-Term Incentive Plan (the “2017 Plan”). Under the 2017 plan, the Company may issue up to 5,000,000 shares of both Incentive Stock Options to employees only and Non-Qualified Stock Options to employees and consultants at its discretion.

As of June 30, 2026, the Company had a total of 1,450,000 options issued under the Plan. During the quarter ended June 30, 2026, the Company issued no options.

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

The following table presents the assumptions used to estimate the fair values of the stock options granted:

	June 30, 2026	June 30, 2025
Expected volatility	215%	210%
Expected dividends	0%	0%
Expected term	7 Years	7 Years
Risk-free interest rate	4.11%	4.66%

A summary of the status of the options granted at June 30, 2026, and December 31, 2025, and changes during the periods then ended is presented below:

	June 30, 2026		December 31, 2025
		Weighted- Average		Weighted- Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,900,000	$0.05	2,340,000	$0.06
Granted	-	0.02	150,000	0.02
Exercised	-	-	-	-
Expired or cancelled	(450,000)	0.07	(590,000)	0.07
Outstanding at end of period	1,450,000	0.06	1,900,000	0.05
Exercisable	1,358,333	0.07	1,741,667	$0.06

A summary of the status of the options and warrants outstanding at June 30, 2026 is presented below:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Number Exercisable	Weighted-Average Exercise Price

$0.01-1.00	1,450,000	3.43 years	1,358,333	0.06

NOTE 10 - SUBSEQUENT EVENTS

On April 28, 2026, the Company entered into a lease for the premises located at 1280 Activity Drive # D, Vista, California, consisting of approximately 7,222 square feet of rentable area. The lease commenced July 1, 2026 and expires on September 30, 2031. The monthly base rent under the lease is $10,111 per month and monthly operating expenses during the term of the lease, subject to adjustment per the lease, of $723 per month.

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

Results of Operations

For the three months ended June 30, 2026 and June 30, 2025

Revenues were $306,238 for the three months period ended June 30, 2026 compared with $605,407 for the three months period ended June 30, 2025, an decrease of $299,169 or 49%.

Total cost of goods sold was $173,139 for the three months period ended June 30, 2026 compared with $383,656 for the three months period ended June 30, 2025, a decrease of $210,517. Gross margin as a percentage of sales was 43% for the three months period ended June 30, 2026, compared with 37% for the three months period ended June 30, 2025.

Operating expenses for the three months period ended June 30, 2026 were $173,694 compared with $167,855 for the three months period ended June 30, 2025, an increase of $5,839. General and administrative expense for the three months period ended June 30, 2026 was $153,849 compared with $149,895 for the three months period ended June 30, 2025. Major components of general and administrative expenses for the three months period ended June 30, 2026 were professional fees of $36,253, rent expense of $9,922, and salaries and wages of $60,913.  This compares with professional fees of $37,998, rent expense of $10,430 and salaries and wages of $51,979 for the three months period ended June 30, 2025.  For the three months period ended June 30, 2026 research and development outlays were $18,881 compared with $16,996 for the three months period ended June 30, 2025.

Our net loss for the three months period ended June 30, 2026 was $72,751, or $0.00 per share, compared with a net income of $125,853, or ($0.01) per share, for the three months period ended June 30, 2025.

Results for the three months period ended June 30, 2026 reflect the impact of non-cash expenses, including the value of options granted in the amount of $349 and depreciation and amortization of $964.  For the three month period ended June 30, 2025, non-cash expenses included options granted in the amount of $3,437, depreciation and amortization of $964.

For the six months ended June 30, 2026 and June 30, 2025

Revenues decreased to $461,836 for the six months period ended June 30, 2026 from $965,153 for the six months period ended June 30, 2025, a decrease of $503,317 or 52%. The decrease in revenue is primarily contributed to the timing of order shipments and disruption in operations during the move to our new location.

Total cost of goods sold was $248,122 for the six months period ended June 30, 2026 and $602,434 for the six months period ended June 30, 2025, a decrease of $354,312. Gross margin as a percentage of sales was 46% for the six months period ended June 30, 2026, and 38% for the six months period ended June 30, 2025.

Our operating expenses for the six months period ended June 30, 2026 were $304,391 compared to $319,579 the six months period ended June 30, 2025, an decrease of $15,188. General and administrative expense for the six months period ended June 30, 2026 were $266,796 compared with $282,346 for the six months period ended June 30, 2025. Major components of general and administrative expenses for the six months period ended June 30, 2026 were professional fees of $41,991, rent expense of $20,352 and salaries and wages of $112,651. This compares with professional fees of $56,916, rent expense of $21,649, and salaries and wages of $114,133 for the six months period ended June 30, 2025. Research and development outlays were $35,627 for the six months period ended June 30, 2026 compared to $35,305 for the six months period ended June 30, 2025.

Our net loss for the six months period ended June 30, 2026 was $141,335, or $0.01 per share, compared to a net income of $99,193, or $0.00 per share, for the six months period ended June 30, 2025.

Results for the six months period ended June 30, 2026 reflect the impact of non-cash expenses, including the value of options granted in the amount of $694 and depreciation and amortization of $1,928. For the six-month period ended June 30, 2025, non-cash expenses included the value of options granted of $3,782 and depreciation and amortization of $1,928.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash provided by financing activities and available working capital. Additionally, from time to time we may raise funds from the equity capital markets to fund our research and development programs, expansion of our business and general operations.

At June 30, 2026, our current liabilities totaled $1,829,723 and our current assets totaled $789,123, resulting in negative working capital of $1,040,600.

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

We have historically incurred significant losses, which have resulted in a total accumulated deficit of $21,895,180 at June 30, 2026.

Operating Activities

We realized a negative cash flow from operations of $2,905 for the six months period ended June 30, 2026 compared with a negative cash flow of $128,809 during the six months period ended June 30, 2025. Included in the operating loss of $(90,678) for the six months period ended June 30, 2026 are non-cash expenses, which are not a drain on our capital resources. During the period, these non-cash expenses include the value of options granted in the amount of $694 and depreciation and amortization of $1928. Additionally, the operating income included general and administrative expenses of $266,796 and research and development expenses of $35,667.

Investing Activities

There was $0 cash flow from investing activities for the six month period ended June 20, 2026 compared with $0 cash flow from investing activities for the six month period ended June 30, 2025.

Financing Activities

We realized $34,000 positive cash flow from financing activities for the six months period ended June 30, 2026, compared with $0 cash flow for the six month period ended June 30, 2025.

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

We recognize revenue on various products and services as follows:

Products - The Company recognizes revenue from the sale of products as performance obligations are satisfied. Those sales predominantly contain a single delivery element and revenue is recognized at a single point in time when ownership risk transfer (i.e. the performance obligation has been satisfied). In general, ownership and risk passes FOB shipping point, or as negotiated.

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

Our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer has concluded that our disclosure controls and procedures were not effective as of June 30, 2026. The material weakness, which relates to internal control over financial reporting, that was identified is: due to our small size, we do not have a proper segregation of duties in certain areas of our financial reporting process. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

Changes in Internal Controls

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.OTHER INFORMATION

On June 3, 2026, options to acquire 200,000 shares of common stock expired.

Subsequent Events

Effective April 28, 2026, the Company entered into a lease for the premises located at 1280 Activity Drive Unit D, Vista, California, consisting of approximately 7,222 square feet of rentable area. The lease commences July 1, 2026 and expires on September 30, 2031. The monthly base rent under the lease is $10,111 per month and monthly operating expenses during the term of the lease, subject to adjustment per the lease, of $723 per month.

ITEM 6. EXHIBITS

(a)Documents filed as part of this Report.

1. Financial Statements. The condensed unaudited Balance Sheet of Omnitek Engineering Corp. as of June 30, 2026 and the audited balance sheet as of December 31, 2025, the condensed unaudited Statements of Operations for the three and six month periods ended June 30, 2026 and June 30, 2025, the condensed unaudited Statements of Cash Flows for the six month periods ended June 30, 2026 and June 30, 2025, and the condensed unaudited Statements of Stockholders’ Deficit as of June 30, 2026 and June 30, 2025, together with the notes thereto, are included in this Quarterly Report on Form 10-Q.

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
101

The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Extensible Business Reporting Language ("XBRL"): (i) the balance sheets (unaudited); (ii) the statements of operations (unaudited); (iii) the statements of cash flows (unaudited); and, (iv) related notes.

(1)Previously filed on Form 10 on April 27, 2010

(2)Previously filed on Form 8-K on August 2, 2012

(3)Previously filed on Form 8-K on May 9, 2024

(4)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Omnitek Engineering Corp.

Dated: August 19, 2026	/s/ Werner Funk
By: Werner Funk
Its: Chief Executive Officer, Secretary, Principal Executive Officer and Principal Accounting Officer